Form 10QSB
period 1995-05-31
EDISON THOMAS INNS INC
filed 1995-07-17
CIK 808219

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

        (Mark One)

          X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended May 31, 1995

                                       Or

               Transition Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934
               For the transition period from ________________ to
               __________________



                        Commission File Number:  0-17442


                            THOMAS EDISON INNS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)



            Michigan                               38-2730460
  (State or Other Jurisdiction                  (I.R.S. Employer
of Incorporation or Organization)              Identification No.)

                              500 North Riverside
                           St. Clair, Michigan 48079
                    (Address of Principal Executive Offices)

                                 (313) 329-2222
                (Issuer's Telephone Number, including Area Code)


Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X      No

As of June 30, 1995, there were 1,520,150 issued and outstanding shares of common stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one):  Yes     No    X
                                     PART I
                             FINANCIAL INFORMATION


Item 1.  Financial Statements.

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) and (c) of Regulation S-B. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended November 30, 1994.







                  [Remainder of Page Left Blank Intentionally]

























                       -2-
                   Thomas Edison Inns, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                               As of May 31, 1995

                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                       $ 1,954,491
     Trade accounts receivable, less allowance for
       doubtful accounts of $24,000                                      435,241
     Inventories                                                         193,061
     Prepaid expenses and other current assets                           469,957
     Refundable federal income taxes                                     350,900

          Total current assets                                         3,403,650



PROPERTY, PLANT AND EQUIPMENT, net                                    13,315,203



OTHER ASSETS, net                                                      1,490,666



AMOUNTS DUE FROM RELATED PARTIES                                         488,450



          Total assets                                               $18,697,969















                       -3-

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable - bank                                            $   200,551
     Current portion of long-term debt                                   412,631
     Trade accounts payable                                              482,048
     Accrued expenses                                                    444,667

          Total current liabilities                                    1,539,897


LONG-TERM DEBT                                                        11,954,336


DEFERRED TAXES                                                           659,992


STOCKHOLDERS' EQUITY
     Preferred stock - $0.01 par value:  authorized
       - 5,000,000 shares; issued and outstanding, none
     Common stock - $0.01 par value:  authorized
       - 30,000,000 shares; issued and outstanding
       1,520,150                                                          15,200
     Additional paid in capital                                        5,217,820
     Accumulated deficit                                               (689,276)

          Total stockholders' equity                                   4,543,744


          Total liabilities and stockholders' equity                 $18,697,969

















                       -4-
                   Thomas Edison Inns, Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

              For the six-month period ended May 31, 1995 and 1994
                                                1995        1994
Net sales
 Room rents                                 $2,357,509   $2,423,000
 Food and beverages                          3,658,002    4,270,710

           Total sales                       6,015,511    6,693,710

Costs and expenses
 Cost of food and beverages                  1,285,804    1,426,425
 Operating expenses                          3,395,371    3,561,155
 General and administrative expenses         1,557,982    1,040,872
 Depreciation and amortization                 613,900      690,995

           Total costs and expenses          6,853,057    6,719,447

Loss from operations                          (837,546)     (25,737)

Other income (expense)
 Interest expense                             (732,651)    (494,138)
 Other                                         537,971      125,315
                                              (194,680)    (368,823)
   Loss before federal income tax benefit
   and change in accounting principle       (1,032,226)    (394,560)
Federal income tax benefit                    (350,900)    (134,100)

           Net Loss before change in
            accounting principle              (681,326)    (260,460)

Change in accounting principle -
 Cumulative effect to November 30, 1993
 of application of Statement of Financial
 Accounting Standards No. 109
 "Accounting for Income Taxes"                   --        (198,800)

   Net Loss                                   ($681,326)  ($459,260)
Retained earnings (deficit) - beginning
of period                                        (7,950)     19,212

Accumulated deficit - end of period           ($689,276)  ($440,048)

Loss per share
 Before cumulative effect of change in
   accounting  principle                         (0.45)      (0.17)

                       -5-
 Cumulative effect of change in
   accounting principle                          --           (0.13)
 After cumulative effect of change
   in accounting  principle                      ($0.45)     ($0.30)

Number of common shares outstanding           1,520,150   1,520,150












































                       -6-
                   Thomas Edison Inns, Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

             For the three-month period ended May 31, 1995 and 1994
                                                1995        1994
Net sales
 Room rents                                $1,339,655    $1,431,399
 Food and beverages                         1,859,716     2,222,966

           Total sales                      3,199,371     3,654,365

Cost and expenses
 Cost of food and beverages                   658,919       739,942
 Operating expenses                         1,720,413     1,859,882
 General and administrative expenses          906,452       514,336
 Depreciation and amortization                302,538       346,159

           Total costs and expenses         3,588,322     3,460,319

Income (Loss) from operations                (388,951)      194,046

Other income (expense)
 Interest expense                            (401,471)     (237,346)
 Other                                        486,884        63,512

                                               85,413      (173,834)
           Income (Loss) before federal
            income tax benefit               (303,538)       20,212

Federal income tax (benefit)                 (103,100)        6,900

           Net Income (Loss)                ($200,438)      $13,312


Income (Loss) per share                        ($0.13)        $0.01

Number of common shares outstanding         1,520,150     1,520,150










                       -7-
                   Thomas Edison Inns, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the six-month period ended May 31, 1995 and 1994
                                                1995         1994
Cash flows from operating activities
 Net loss                                   ($681,326)    ($459,260)
 Adjustments to reconcile net income to
   net cash provided by operating
   activities
      Depreciation and amortization           613,900       690,995
      Increase in deferred taxes               11,192       202,400
      Gain on disposal of property, plant
        and equipment                        (234,113)          --
(Increase) decrease in assets
      Accounts receivable                     240,851      (180,835)
      Other current assets and deferred
      charges                                (106,510)      284,760
      Refundable federal income taxes        (236,105)     (194,143)
      Payment to obtain financing                 --       (231,567)
      Increase (decrease) in liabilities
      Accounts payable and accrued expenses   210,529       144,342
      Income taxes payable                        --         (8,357)

           Net cash provided by (used in)
           operating activities              (181,582)      248,335

Cash flows from investing activities
 Purchase of property, plant and equipment   (201,248)     (359,954)
 Proceeds from sale of property, plant
   and equipment                              375,000          --
 Decrease (increase) in other assets           76,159       (56,646)
 Additions to amount due from stockholder     (76,176)      (41,567)
 Payments on amounts due from stockholder   1,774,680       337,190
 Addition to amount due from related
   parties                                     (8,945)         --
 Payments on amounts due from other
   related parties                            105,697        11,674

           Net cash provided by (used in)
           investing activities             2,045,167      (109,303)

Cash flows from financing activities
 Proceeds from long-term borrowings              --        152,000
 Proceeds (payments) related to
   borrowings from stockholders and
   related parties                           (250,463)     (87,913)

                       -8-
 Principal payments of long-term debt        (280,392)    (181,572)
           Net cash used in financing
           activities                        (530,855)    (117,485)

           Net increase in cash             1,332,730       21,547

Cash and cash equivalents - beginning
 of period                                    621,761      450,712

Cash and cash equivalents - end of period  $1,954,491    $ 472,259








































                       -9-
Item 2.  Management's Discussion and Analysis or Plan of Operation.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition during the period included in the accompanying unaudited consolidated financial statements.

Operations Report

     A summary of the period-to-period changes in principal items included in the consolidated statements of income is shown below:

                                      Comparisons of periods ended
                                      May 31, 1994 vs. May 31, 1995
                                        Increase (Decrease)

                                Three Months             Six Months
Net Sales                   ($454,994)   (12.4)%    ($678,199)   (10.1)%
General and Admin. Expense    392,116     76.2        517,110     49.7
Loss from Operations          582,997    300.4        811,809  3,154.2
Loss Before Federal
  Income Tax Benefit          323,750  1,601.8        637,666    161.6
Net Loss                      213,750  1,605.7        222,066     48.4

Net Sales

     For the 6 months ended May 31, 1995, consolidated net sales decreased $678,199, or 10.1%, as compared to the same period in 1994. Net sales decreased $454,994, or 12.4%, for the quarter ended May 31, 1995, as compared to the same quarter in the prior year. During the 6-month period ended May 31, 1995, net sales at St. Clair Inn decreased $150,894, a decrease of 7.8% as compared to the same period in 1994. During the same period, net sales at Thomas Edison Inn and Spring Lake Holiday Inn decreased $498,101 and $27,256, or 15.3% and 1.8%, respectively, from the same period in the prior year.

     The decreased net sales at all three hotels primarily reflect a decline in business meetings and banquets. The decrease is also attributable to a slight decline in tourism. These declines are generally attributable to the gradual deceleration of the economy, both nationally and particularly in Michigan.







                      -10-

General and Administrative Expenses
     Comparative consolidated general and administrative expenses are:

                                                       Percent of
                                        Expense         Net Sales
     3 months ended May 31, 1995       $  906,452         28.33%
     3 months ended May 31, 1994          514,336         14.07
     6 months ended May 31, 1995        1,557,982         25.90
     6 months ended May 31, 1994        1,040,872         15.55

The increases in general and administrative expenses are primarily attributable to loan guarantee fees and legal fees. At May 31, 1995, the Company paid loan guarantee fees to Mr. Reynolds in the amount of $96,000. The Company has paid legal fees as a result of a lawsuit brought against the Company by several shareholders. This lawsuit is described in Part 1, Item 3 in Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1994.

     During the quarter ended May 31, 1995, the Company paid to Mr. Donald
W. Reynolds, Chairman of the Board, President and principal shareholder of the Company, and companies affiliated with Mr. Reynolds or Mr. Reynolds and Mr. William F. Ehinger, a director of the Company, $250,463, representing the full balance of the Company's indebtedness to these individuals and companies. Mr. Reynolds owed the Company amounts aggregating approximately $242,700 (a decrease of approximately $1,186,289 from November 30, 1994), and companies affiliated with Mr. Reynolds, or Mr. Reynolds and Mr. Ehinger, owed the Company amounts aggregating $245,750 (a decrease of approximately $608,967 from November 30, 1994).

     As previously reported, the Company and each of its subsidiaries has entered into a Management Agreement with Innkeepers Management Company, which is wholly owned by Mr. Reynolds ("Innkeepers"), for the management of the subsidiaries. Under the Management Agreement, the Company agreed to pay Innkeepers a management fee of 3% of gross revenues derived from the operations of the subsidiaries. On February 28, 1995, the Management Agreement was amended to reduce the management fee from 3% to 2% for a term ending on December 1, 1996, and to provide that the Management Agreement may be terminated by any of the subsidiaries at any time upon 30 days' prior written notice to Innkeepers.

     From February 28, 1995 to May 31, 1995, the Company accrued management fees due to Innkeepers in the amount of $126,062. At May 31, 1995, the Company had disbursed to Innkeepers management fees in the amount of $157,000, and had net prepaid management fees in the amount of approximately $30,062.


                      -11-
     As of May 31, 1995, the Company had paid certain life insurance premiums to be reimbursed by Mr. Reynolds in the aggregate amount of $6,906.

Interest Expense

     The Company's decreased level of long-term debt was insufficient to offset the series of increases in the prime rate, which determines the current interest rate for all of the Company's long-term and some of its short-term indebtedness. Consequently, interest expenses rose to $732,651 for the 6 months ended May 31, 1995, from $494,138 for the 6 months ended May 31, 1994.

Net Income (Loss) Per Share

     The Company's net loss after income tax benefit for the 3-month period from March 1, 1995 through May 31, 1995, was $200,438 ($.13 per share) compared to a gain of $13,312 ($.01 per share) for the comparable period in fiscal year 1994. The loss was due to the decline in business meetings and banquets, increased administrative expenses, and increased interest expenses.

Cash Flows

     For the 6 months ended May 31, 1995, operating activities used net cash in the amount of $181,582. During that period, cash flows from investing activities provided $2,045,167, including receipt of payments of $1,774,680 from Mr. Reynolds, $105,697 from affiliated parties, and $375,000 from the sale of property. The Company used cash in financing activities in the amount of $530,855, which consisted of payments related to borrowings from shareholders and other related parties in the amount of $250,463, and principal payments of long-term debt in the amount of $280,392.

Financial Condition and Liquidity

     Current assets increased $1,434,494 (72.8%) from November 30, 1994. Cash, cash equivalents, and certificates of deposit increased $1,332,730 (214.3%), primarily as a result of payments made by Mr. Reynolds and other related parties on outstanding indebtedness to the Company, trade accounts receivable decreased $240,851 (-35.6%), inventories decreased $3,699 (-1.9%) and prepaid expenses increased $110,209 (30.6%) from November 30, 1994.

     Current liabilities have decreased $22,976 (-1.5%) from November 30, 1994. The current portion of long-term debt and capital lease obligations increased $16,958 (4.3%) from November 30, 1994. Notes payable were unchanged from November 30, 1994. Accrued expenses increased $126,470



                      -12-

(39.7%) and trade accounts payable increased $84,059 (21.1%) from November 30, 1994.

     The Company has outstanding indebtedness to Michigan National Bank-Central, which consists of two notes in the respective amounts of $3,625,497 (the "Mortgage Loan") and $1,095,300 (the "Term Loan") (collectively referred to as the "MNB Loan"). The interest rates on both the Mortgage Loan and the Term Loan are equal to the Citibank, N.A. prime rate plus 1%, fully floating. As of May 31, 1995, the MNB Loan had a principal balance of $4,375,900, which consisted of a balance of $3,475,776 on the Mortgage Loan and a balance of $900,124 on the Term Loan.

     In addition, under a Reimbursement Agreement entered into with First Federal Savings and Loan Association (formerly, First Federal Savings Bank and Trust) ("First Federal"), the Company is obligated to reimburse First Federal for amounts used to retire bonds issued by the Michigan Strategic Fund in connection with a loan extended by the Michigan Strategic Fund to the Company. At May 31, 1995, the principal amount due under the Reimbursement Agreement was $4,739,725.

     First Federal also has a separate loan to the Company (the "First Federal Loan"), which loan is secured by, among other collateral, a first real estate mortgage on the St. Clair Inn. The principal amount due under the First Federal Loan as of May 31, 1995, was $2,926,324. Mr. Reynolds has guaranteed the Company's obligations to First Federal and granted a security interest to First Federal in a nonrecourse mortgage note receivable as additional collateral. Mr. Reynolds has also granted the Company a second security interest in the same mortgage note as collateral for the amounts due from Mr. Reynolds. During the second quarter of 1995, the current holder of the Company's obligations under the First Federal Loan agreed to release its interest in the mortgage note upon a prepayment by the Company on the amount due under the First Federal Loan. Mr. Reynolds paid on behalf of the Company the amount of the prepayment to the current holder of the First Federal Loan. The Company then reimbursed Mr. Reynolds for the amount of the prepayment he made on behalf of the Company.

     During the second quarter of fiscal year 1995, the Company sold its remaining condominium unit at Spring Lake Holiday Inn. The Company continues to hold land at the Thomas Edison Inn for future possible expansion, although it sold one parcel of land during the second quarter of fiscal year 1995. In addition, the Company continues to consider offers to purchase one or more of the three inns and to explore other alternative means to provide value to its shareholders.

     The First Federal Loan contains certain restrictive covenants, one of which prohibits the Company from making capital expenditures in excess of $50,000. The Company exceeded this limit during the 1994 fiscal year. In addition, the First Federal Loan prohibits the Company from incurring new debt. During the 1994 fiscal year, the Company incurred new debt in making various capital expenditures. During the second quarter of 1995, the

                      -13-
Company obtained waivers with respect to the capital expenditures and new debt incurred from the current holder of the Company's obligations under the First Federal Loan.

     As previously reported, on February 3, 1995, Mr. Donald W. Reynolds entered into an Irrevocable Option Agreement to Purchase Common Stock and Irrevocable Proxy (the "Option Agreement") with Mr. Robert J. Skandalaris. The execution of the Option Agreement without the prior written consent of the holder of the Company's obligations under the First Federal Loan could have been considered a change in control of the Company in breach of certain covenants under the First Federal Loan and could have therefore, if not cured after notice, constituted a default under the First Federal Loan. This potential default also could have caused the Company to be in breach of restrictive covenants under other loan agreements, including the MNB Loan, which prohibit the Company from being in default under any other loan agreement. On June 16, 1995, Mr. Reynolds and Mr. Skandalaris entered into a Rescission Agreement and Amendment No. 1 to Irrevocable Option Agreement to Purchase Common Stock and Irrevocable Proxy (the "Rescission Agreement"). Pursuant to the Rescission Agreement, the parties agreed that the purported grant of an irrevocable proxy to Mr. Skandalaris by Mr. Reynolds under the Option Agreement was void ab initio. Contemporaneous with the execution of the Rescission Agreement, Mr. Reynolds and Mr. Skandalaris entered into a Purchase and Sale Agreement, whereby Mr. Reynolds exercised his right under the Option Agreement to repurchase the option from Skandalaris for $500,000. Because the Company did not receive any notice of breach of the covenant under the First Federal Loan from the current holder of the Company's obligations under that loan and because the Rescission Agreement provides that the purported grant of an irrevocable proxy to Mr. Skandalaris was void ab initio, the Company believes that any potential default under the First Federal Loan and other loan agreements that may have resulted from the execution of the Option Agreement has been cured. A shareholder of the Company filed a complaint for declaratory and injunctive relief against Mr. Reynolds and other related parties ("Defendants") on July 5, 1995, contesting the Defendants' right to vote their shares of Company common stock in light of Mr. Reynolds' execution of the Option Agreement and the Rescission Agreement. For a description of this litigation, see the discussion below in Part II, Item 5, "Other Information," incorporated herein by reference.

     The Company entered into a Consulting Agreement with Mr. Skandalaris on February 20, 1995, whereby Mr. Skandalaris agreed to provide consulting services to the Company for one year and the Company agreed to compensate Mr. Skandalaris in the amount of $17,500 per month.

     The loans and other advances to Mr. Reynolds and companies affiliated with Mr. Reynolds or Mr. Reynolds and Mr. Ehinger, described above in this
Item 2, may be deemed to have been made in breach of certain restrictions in the agreements with Michigan National Bank-Central and First Federal.



                      -14-
                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     The information required by this item is included in Part I, Item 3, "Legal Proceedings," in Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1994, previously filed by the Company with the Securities and Exchange Commission on March 15, 1995.

Item 2.  Changes in Securities

     During the second quarter of 1995, the Company's Board of Directors amended the Company's Bylaws by adding a new Article 10 concerning Control
Share Acquisitions.   The amendment will affect persons who purchase shares
of the Company's common stock, $0.01 par value, after June 12, 1995. The amendment prevents the application of the provisions of Chapter 7B of the Michigan Business Corporation Act ("MBCA") to shares purchased after the effective date of the amendment. Chapter 7B of the MBCA generally denies voting rights to shares of stock acquired in a control share acquisition unless the corporation's disinterested shareholders (defined to exclude the acquiring person, officers of the corporation, and directors who are also employees of the corporation) vote to confer voting rights on the shares.
A control share acquisition is defined as an acquisition of shares by an acquirer which, when combined with other shares held by that person or entity, would give the acquirer voting power at or above any of the following thresholds: 20%; 33 1/3%; or 50%. Chapter 7B of the MBCA does not affect the voting rights of shares owned by the acquirer before the control share acquisition. The general effect of the amendment to the Company's Bylaws is to remove an obstacle to the acquisition of potentially controlling interests in the Company by guaranteeing that such shares will have voting rights after a control share acquisition.

Item 3.  Defaults Upon Senior Securities

     For a description of potential defaults of the provisions of the Company's indebtedness to Michigan National Bank-Central and First Federal Savings and Loan Association, see the discussion in Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation," under the subheading "Financial Condition and Liquidity" which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

     None





                      -15-
Item 5.  Other Information

     Meritage Hospitality Group, Incorporated ("Plaintiff"), a shareholder of the Company, filed a Complaint for Declaratory Judgment and Injunctive Relief ("Complaint") in the U.S. District Court for the Western District of Michigan on July 5, 1995. The Complaint was filed against Donald W. Reynolds, Rebecca L. Awtrey, Cynthia Distad, Thomas Reynolds, Deborah Reynolds, and Innkeepers Management Company ("Defendants"). The Company was not named as a defendant in the proceeding.

     The Complaint alleges that the Rescission Agreement entered into between Donald W. Reynolds and Robert J. Skandalaris, discussed above in
Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation," under the subheading "Financial Condition and Liquidity," deprived Plaintiff of its alleged right to determine whether the shares covered under the Option Agreement are to be accorded voting rights under Chapter 7B of the MBCA. Both the Option Agreement and the Rescission Agreement involved shares of Company common stock beneficially owned by the Defendants. The Complaint therefore contests the Defendants' present right to vote the shares and to take shareholder action by written consent.

     The Complaint states that Plaintiff seeks relief against the Defendants in the nature of: an injunction against the Defendants from voting their shares of Company common stock pending a final determination of their voting rights under Chapter 7B of the MBCA; a declaration that the Defendants are not entitled to vote their shares of Company common stock at a shareholders' meeting or to execute written consents in lieu of a shareholders' meeting unless and until voting rights have been conferred on the stock pursuant to Chapter 7B of the MBCA; and a declaration that the shares of Company common stock owned beneficially by the Defendants are "interested shares" as defined under Section 792 of the MBCA.

     The Company understands that the Defendants believe they have meritorious defenses to the allegations in Plaintiff's Complaint and intend to vigorously defend the action.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. The following exhibits are filed as part of this report:

Exhibit No.               Description of Document

   3(i)   Articles of Incorporation of Thomas Edison Inns, Inc.*

   3(ii)  Restated and Amended Bylaws of Thomas Edison Inns, Inc.

   4      Form of Warrant issued to Buys-MacGregor, MacNaughton-
          Greenawalt & Co.*


                      -16-
Exhibit No.                 Description of Document

  10(a)   Management Agreement.*

  10(b)   Amendment No. 1 to Management Agreement.*

  10(c)   Amendment No. 2 to Management Agreement.*

  10(d) Adoption Agreement For Pathway Benefit Services, Inc. Regional Prototype Non-Standardized 401(k) Profit-Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust.*

  10(e)   Amendment No. 3 to Management Agreement.*

  10(f) Reimbursement Agreement between the Company and First Federal Savings Bank and Trust.*

  10(g)   License Agreement between Spring Lake Inn, Inc. and Holiday Inns,
          Inc.*

  10(h)   Loan Agreement between the Company and Michigan National Bank-
          Central.*

  10(i) Loan Agreement between St. Clair Inn, Inc. and First Federal Savings Bank and Trust.*

  10(j)   Assignment of Promissory Note and Mortgage as Security.*

  10(k)   Assignment of Mortgage as Security.*

  10(l)   Assignment of Promissory Note and Security Agreements as
          Security.*

  10(m) Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $61,538.23.*

  10(n) Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $117,487.65.*

  10(o) Amendment No. 5 to Management Agreement. (There is no written Amendment No. 4 to Management Agreement.)

  10(p)   Consulting Agreement between the Company and Robert J.
          Skandalaris, dated February 20, 1995.





                      -17-

  27      Financial Data Schedule.


*Previously filed.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter for which this report is filed.










































                      -18-

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 17, 1995              THOMAS EDISON INNS, INC.
                                        (Registrant)


                                   By /s/ Donald W. Reynolds
                                        Donald W. Reynolds
                                        Its Chairman of the Board,
                                          Chief Executive Officer,
                                          President, Treasurer and Secretary


                                   By /s/ David C. Distad
                                        David C. Distad
                                        Its Vice President and Chief
                                           Financial Officer (principal
                                           financial and accounting
                                           officer)



























                      -19-
                                 EXHIBIT INDEX



Exhibit No.              Description of Document

   3(i)   Articles of Incorporation of Thomas Edison Inns, Inc.
          (incorporated by reference to Exhibit 3(a) of the registration statement on Form S-18 No. 33-10798c).

   3(ii)  Restated and Amended Bylaws of Thomas Edison Inns, Inc.

   4      Form of Warrant issued to Buys-MacGregor, MacNaughton-
          Greenawalt & Co. (incorporated by reference to Exhibit
          4(a) of the Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1987).

  10(a)   Management Agreement (incorporated by reference to
          Exhibit 10 of the registration statement on Form S-18
          No. 33-10798c).

  10(b) Amendment No. 1 to Management Agreement (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the Company's fiscal year ended
          November 30, 1988).

  10(c) Amendment No. 2 to Management Agreement (incorporated by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the Company's fiscal year ended
          November 30, 1988).

  10(d) Adoption Agreement For Pathway Benefit Services, Inc. Regional Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust; as amended May 24, 1994 (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(e) Amendment No. 3 to Management Agreement dated February 11, 1995 (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(f) Reimbursement Agreement between the Company and First Federal Savings Bank and Trust dated April 15, 1987, as amended on October 1, 1992 (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

                      -20-

Exhibit No.               Description of Document

  10(g) License Agreement between Spring Lake Inn, Inc. and Holiday Inns, Inc. dated July 26, 1983 (incorporated by reference to
          Exhibit 10(g) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(h) Loan Agreement between the Company and Michigan National Bank-Central dated January 28, 1987, as amended on August 19, 1993 (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(i) Loan Agreement between St. Clair Inn, Inc. and First Federal Savings Bank and Trust dated July 16, 1985, as amended on October 1, 1992 (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(j) Assignment of Promissory Note and Mortgage as Security dated June 30, 1994 (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(k)   Assignment of Mortgage as Security dated April 15, 1987
          (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(l) Assignment of Promissory Note and Security Agreements as Security dated April 15, 1987 (incorporated by reference to
          Exhibit 10(l) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(m) Promissory Note issued by Fables-Innkeepers Management, Inc., in the principal amount of $61,538.23 dated December 31, 1992 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(n) Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $117,487.65 dated December 31, 1992 (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).

  10(o) Amendment No. 5 to Management Agreement. (There is no written Amendment No. 4 to Management Agreement.)



                      -21-
Exhibit No.               Description of Document

  10(p)   Consulting Agreement between the Company and Robert J.
          Skandalaris, dated February 20, 1995.

  27      Financial Data Schedule.













































                      -22-