Form 10QSB
period 1995-08-31
EDISON THOMAS INNS INC
filed 1995-10-16
CIK 808219

===========================================================================
                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

       (Mark One)

         __X__  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934
                For the quarterly period ended August 31, 1995

                                     Or

         _____ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from
                ________________ to __________________


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

                             Yes    __X__      No    _____

As of September 20, 1995, there were 3,020,150 issued and outstanding shares of common stock, $0.01 par value.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_
===========================================================================
                             PART I
                      FINANCIAL INFORMATION


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







          [Remainder of Page Left Blank Intentionally]

























            Thomas Edison Inns, Inc. and Subsidiaries

                   CONSOLIDATED BALANCE SHEET

                      As of August 31, 1995

                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $ 1,796,120
  Trade accounts receivable, less allowance for
    doubtful accounts of $24,000                                   636,688
  Inventories                                                      202,166
  Prepaid expenses and other current assets                        314,733
  Refundable federal income taxes                                  103,000

              Total current assets                               3,052,707



PROPERTY, PLANT AND EQUIPMENT, net                              13,207,018



OTHER ASSETS, net                                                1,452,540



AMOUNTS DUE FROM RELATED PARTIES                                   456,275



              Total assets                                     $18,168,540














              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - bank                                         $   200,551
  Current portion of long-term debt                                400,831
  Trade accounts payable                                           582,117
  Accrued expenses                                                 378,961

              Total current liabilities                          1,562,460


LONG-TERM DEBT                                                  11,120,052


DEFERRED TAXES                                                     640,993


STOCKHOLDERS' EQUITY
  Preferred stock - $0.01 par value:  authorized
    - 5,000,000 shares; issued and outstanding, none
  Common stock - $0.01 par value:  authorized
    - 30,000,000 shares; issued and outstanding
      1,520,150                                                     15,200
  Additional paid in capital                                     5,217,820
  Accumulated deficit                                             (387,985)

              Total stockholders' equity                         4,845,035


              Total liabilities and stockholders' equity       $18,168,540

















                        Thomas Edison Inns, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                For the nine-month period ended August 31, 1995 and 1994
                                                                       1995             1994
Net sales
 Room rents                                                         $ 4,513,033     $ 4,564,812
 Food and beverages                                                   6,180,558       6,929,993
         Total sales                                                 10,693,591      11,494,805

Costs and expenses
 Cost of food and beverages                                           2,161,619       2,293,897
 Operating expenses                                                   5,343,350       5,489,182
 General and administrative expenses                                  2,394,385       1,704,648
 Depreciation and amortization                                          921,912         954,024
         Total costs and expenses                                    10,821,266      10,441,751

Income (loss) from operations                                          (127,675)      1,053,054

Other income (expense)
 Interest expense                                                    (1,011,737)       (831,223)
 Other                                                                  656,377         185,969
                                                                       (355,360)       (645,254)
         Income (loss) before federal income tax
         (benefit) and change in accounting principle                  (483,035)        407,800

Federal income tax (benefit)                                           (103,000)        145,800

         Net income (loss) before change in
         accounting principle                                          (380,035)        262,000

Change in accounting principle -
 Cumulative effect to November 30, 1993
 of application of Statement of Financial Accounting
 Standards No. 109 "Accounting for Income Taxes"                             --        (110,800)

         Net income (loss)                                             (380,035)        151,200

Retained earnings (deficit) - beginning of period                        (7,950)         19,212
Retained earnings (deficit) - end of period                           ($387,985)       $170,412

Income (loss) per share
 Before cumulative effect of change in accounting  principle             ($0.25)          $0.17
 Cumulative effect of change in accounting principle                         --           (0.07)

 After cumulative effect of change in accounting principle               ($0.25)          $0.10

Number of common shares outstanding                                   1,520,150       1,520,150

                        Thomas Edison Inns, Inc. and Subsidiaries
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine-month period ended August 31, 1995 and 1994
                                                                        1995         1994
Cash flows from operating activities
 Net income (loss)                                                  ($380,035)       $151,200
 Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization                                    921,912         954,024
     Increase in deferred taxes                                        (7,807)        116,500
     Gain on disposal of investments                                 (234,113)             --

     (Increase) decrease in assets
     Accounts receivable                                               39,404        (162,409)
     Other current assets and deferred charges                         39,609         (84,424)
     Refundable federal income taxes                                   11,795         (36,495)
     Payment to obtain financing                                          --         (231,567)
     Increase (decrease) in liabilities
     Accounts payable and accrued expenses                            244,892         325,755
     Income taxes payable                                                 --           (8,357)

       Net cash provided by operating activities                      635,657       1,024,227

Cash flows from investing activities
 Purchase of property, plant and equipment                           (331,148)       (488,965)
 Proceeds from sale of investments                                    609,113              --
 Decrease (increase) in other assets                                 (189,755)       (150,663)
 Additions to amounts due from stockholder                            (47,942)        (35,575)
 Payments on amounts due from stockholder                           1,766,942              --
 Addition to amounts due from other related parties                        --        (152,574)
 Payments on amounts due from other related parties                   108,431         461,750

       Net cash provided by (used in) investing activities          1,915,641        (336,027)

Cash flows from financing activities
 Proceeds from long-term borrowings                                        --         152,000
 Proceeds (payments) related to borrowings from
   stockholders and related parties                                  (250,463)        (76,733)
 Principal payments of long-term debt                              (1,126,476)       (324,801)

       Net cash used in financing activities                       (1,376,939)       (249,534)

       Net increase in cash                                         1,174,359         408,666

Cash and cash equivalents - beginning of period                       621,761         450,712

Cash and cash equivalents - end of period                          $1,796,120       $ 859,378

                        Thomas Edison Inns, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                For the three-month period ended August 31, 1995 and 1994
                                                                       1995            1994
Net sales
 Room rents                                                         $2,155,524      $2,141,812
 Food and beverages                                                  2,522,556       2,659,283

     Total sales                                                     4,678,080       4,801,095

Costs and expenses
 Cost of food and beverages                                            875,815         867,472
 Operating expenses                                                  1,947,979       1,928,027
 General and administrative expenses                                   836,403         663,776
 Depreciation and amortization                                         308,102         263,029

     Total costs and expenses                                        3,968,209       3,722,304

Income from operations                                                 709,871       1,078,791

Other income (expense)
 Interest expense                                                     (279,086)       (337,085)
 Other                                                                 118,406          60,654
                                                                      (160,680)       (276,431)
     Income before federal income tax
     and change in accounting principle                                549,191         802,360

Federal income tax                                                     247,900         279,900

     Net Income                                                      $ 301,291       $ 522,460


Income per share                                                         $0.20           $0.34

Number of common shares outstanding                                  1,520,150       1,520,150

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

OPERATIONS REPORT

    A summary of the period-to-period changes in principal items included in the consolidated statements of income is shown below:

                                      Comparisons of periods ended
                                   AUGUST 31, 1994 VS. AUGUST 31, 1995
                                           Increase (Decrease)
                                         THREE MONTHS                 NINE MONTHS
Net Sales                            ($ 123,015)      (2.6)%     ($  800,214)      (7.0)%
General and Admin. Expense              172,627       26.0           689,737       40.5
Total Costs and Expenses                245,905        6.6           379,515        3.6
Income from Operations                 (368,920)     (34.2)       (1,180,729)    (112.1)
Income Before Federal
  Income Taxes (Benefit)               (253,169)     (31.6)         (890,835)    (218.4)
Net Income Before Change
  In Accounting Principle<Fna>         (221,169)     (42.3)         (642,035)    (245.1)
Net Income (Decrease)                  (221,169)     (42.3)         (531,235)    (351.3)

______________________

<FNa>  In the fiscal year ended November 30, 1994, the Company incurred a one time extraordinary charge of $110,800 ($.07 per share) to reflect the cumulative effect to November 30, 1993, of the application of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 requires that an asset and liability approach be applied for income taxes and provides revised criteria for the recognition of deferred tax assets. The cumulative prior year effect of adopting SFAS 109 may be recorded in a single year and prior years' financial statements need not be restated.

NET SALES

    For the 9 months ended August 31, 1995, consolidated net sales decreased $800,214, or 7.0%, as compared to the same period in 1994. Net sales decreased $123,015, or 2.6%, for the quarter ended August 31, 1995, as compared to the same quarter in the prior year. During the 9-month period ended August 31, 1995, net sales at St. Clair Inn decreased $175,310, or 5.1%, as compared to the same period in 1994. During the same period, net sales at Thomas Edison Inn decreased $644,242, or 8.3%, and net sales at Spring Lake Holiday Inn increased $18,377, or 0.6%, respectively, as compared to the same period in 1994.

         For the 9 months ended August 31, 1995, room rents increased $55,772, or 4.0%, at Spring Lake Holiday Inn, increased slightly by $499, or less than 1%, at the St. Clair Inn, but decreased by $92,206, or 4.6%, at Thomas Edison Inn. Food and beverage revenues for the 9-month period ended August 31, 1995, decreased at Spring Lake Holiday Inn, Thomas Edison Inn and St. Clair Inn by $37,435, $552,036, and $175,809, or 2.6%,
17.4% and 7.6%, respectively, compared to the same period in 1994.

         The relatively modest increase in revenues at the Spring Lake Holiday Inn is due to increases in room and beverage revenues offsetting a decline in food revenues. The decrease in revenues at the St. Clair Inn is attributable to declines in food and beverage revenues. At the Thomas Edison Inn, revenues declined in all three areas reflecting a decrease in business bookings compared to the first 9 months in the previous year.

GENERAL AND ADMINISTRATIVE EXPENSES

    Comparative consolidated general and administrative expenses are:

                                                          PERCENT OF
                                            EXPENSE        NET SALES
      3 months ended August 31, 1995       $ 836,403        17.88%
      3 months ended August 31, 1994         663,776        13.83
      9 months ended August 31, 1995       2,394,385        22.39
      9 months ended August 31, 1994       1,704,648        14.83

The increases in general and administrative expenses reflect some salary increases, but are primarily attributable to loan guarantee fees and legal expenses. At August 31, 1995, the Company paid loan guarantee fees to Donald Reynolds in the amount of $144,000. The Company has paid legal fees as a result of two lawsuits brought against the Company by several shareholders. These lawsuits are described in Part 1, Item 3 in Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1994, and in Part II, Item 5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1995.

    At August 31, 1995, Mr. Donald W. Reynolds, Chairman of the Board, President, Treasurer, Secretary and principal shareholder of the Company, owed the Company amounts aggregating approximately $241,493 (a decrease of approximately $1,187,496 from November 30, 1994), and companies affiliated with Mr. Reynolds, or Mr. Reynolds and Mr. William F. Ehinger, a director of the Company, owed the Company amounts aggregating $214,782 (a decrease of approximately $639,935 from November 30, 1994).

    As previously reported, the Company and each of its subsidiaries has entered into a Management Agreement with Innkeepers Management Company, which is wholly owned by Mr. Reynolds ("Innkeepers"), for the management of the subsidiaries. Under the Management Agreement, the Company agreed to pay Innkeepers a management fee of 3% of gross revenues derived from the operations of the subsidiaries. On February 28, 1995, the Management Agreement was amended to reduce the management fee from 3% to 2% for a term ending on December 1, 1996, and to provide that the Management Agreement may be terminated by any of the subsidiaries at any time upon 30 days' prior written notice to Innkeepers. Pursuant to a certain Stock Purchase and Sale Agreement executed and delivered among the Company, Meritage Hospitality Group Incorporated (a shareholder of the Company), Mr. Reynolds and Innkeepers on September 19, 1995, the Management Agreement will terminate without any cost or recourse to the Company upon the closing of the transactions contemplated by the Stock Purchase and Sale Agreement. The transactions contemplated by the Stock Purchase and Sale Agreement are to close immediately following the adjournment of the next annual shareholders' meeting, or at a date and time mutually agreed upon by the parties. For a description of the Stock Purchase and Sale Agreement, see the discussion below in Part II, Item 5, "Other Information," which is incorporated herein by reference.

    From June 1, 1995 to August 31, 1995, the Company accrued management fees due to Innkeepers in the amount of $150,394. At August 31, 1995, the Company had disbursed to Innkeepers management fees in the amount of $120,000, and had net prepaid management fees in the amount of $30,394.

    As of August 31, 1995, the Company had paid certain life insurance premiums to be reimbursed by Mr. Reynolds in the aggregate amount of $6,906.

INTEREST EXPENSE

    The Company's increased interest expense ($1,011,737 as compared to $831,223 for the 9 months ended August 31, 1995 and 1994, respectively) are due to increases in the prime rate, which determines the current interest rate for all of the Company's long-term and some of its short-term indebtedness. The loans on all three inns are variable in nature and interest rates associated with these loans increase or decrease based on changes in the prime rate.

NET INCOME (LOSS) PER SHARE

    The Company's loss of $.25 per share for the 9-month period ended August 31, 1995, is primarily due to three factors: a $180,000 increase in interest expense, an almost $600,000 increase in general and administrative expenses, and a $750,000 decrease in food and beverage revenues due to a lower level of business bookings. Although food and beverage costs declined by approximately $130,000, this reduction was inadequate to offset the revenue decline. These losses were partially

                               -10-
offset by income attributable to the sale of property adjacent to the Thomas Edison Inn. For the 3 months ended August 31, 1995, net income after taxes was $301,291 ($.20 per share) as compared to $522,460 ($.34 per share) for the same period in 1994, a 42.3% decease. For the 3 months ended August 31, 1995, room revenue increased slightly ($13,712 or 0.6%), but food and beverage revenues declined more than $136,000, or 5.1%. Another factor affecting and contributing to the lower income was an increase of more than $172,000 of general and administrative expenses, primarily reflecting legal expenses. The Company is currently implementing several measures to stimulate commercial bookings and lower food and beverage costs.

CASH FLOWS

    For the 9 months ended August 31, 1995, operating activities provided net cash in the amount of $635,657. During that period, cash flows from investing activities were $1,915,641, including the purchase of property, plant and equipment in the amount of $331,148, proceeds from sales of assets of $609,113, receipt of payments due from a shareholder of $1,766,942, and receipt of payments due from other related parties of $108,431. The Company reduced the balances due on its long-term borrowing by $1,126,476, primarily associated with a prepayment to E.Q. Financial Services associated with the release of its security interest in a nonrecourse mortgage note pledged by Mr. Reynolds as additional security for the First Federal Loan (described below), and received payments on borrowings from shareholders and related parties of $250,463, resulting in cash inflows from financing activities of $1,376,939. The net effect of the above and other transactions resulted in an increase in cash of $1,174,359, to a balance of $1,796,120 as of August 31, 1995.

FINANCIAL CONDITION AND LIQUIDITY

    At August 31, 1995, total assets declined to $18,168,540, a decrease of $1,519,889 (7.7%) from November 30, 1994. At the same date, current assets increased $1,083,551 (55.0%) from November 30, 1994. Cash, cash equivalents, and certificates of deposit increased $1,174,359 (188.9%), trade accounts receivable decreased $39,404 (5.8%), inventories increased by $5,406 (2.7%) and prepaid expenses and other current assets decreased $56,810 (12.0%) from November 30, 1994.

    Current liabilities at August 31, 1995 were $1,562,460, a decrease of $413 (less than 1%) from November 30, 1994. The current portion of long-term debt rose to $400,831, an increase of $5,158 (1.3%) from November 30, 1994. Notes payable were unchanged from November 30, 1994. Accrued expenses increased $126,470 (39.7%) and trade accounts payable increased $84,059 (21.1%) from November 30, 1994.

    The Company has outstanding indebtedness to Michigan National Bank-Central, which consists of two notes in the respective amounts of $3,625,497 (the "Mortgage Loan") and $1,095,300 (the "Term Loan")

                               -11-
(collectively referred to as the "MNB Loan"). The interest rates on both the Mortgage Loan and the Term Loan are equal to the Citibank, N.A. prime rate plus 1%, fully floating. As of August 31, 1995, the MNB Loan had a principal balance of $4,328,133, which consisted of a balance of $3,459,252 on the Mortgage Loan and a balance of $868,881 on the Term Loan.

    In addition, under a Reimbursement Agreement entered into with First Federal Savings and Loan Association (formerly, First Federal Savings Bank and Trust) ("First Federal"), the Company is obligated to reimburse First Federal for amounts used to retire bonds issued by the Michigan Strategic Fund in connection with a loan extended by the Michigan Strategic Fund to the Company. At August 31, 1995, the principal amount due under the Reimbursement Agreement was $3,996,205

    First Federal also has a separate loan to the Company (the "First Federal Loan"), which loan is secured by, among other collateral, a first real estate mortgage on the St. Clair Inn. The principal amount due under the First Federal Loan as of August 31, 1995, was $2,923,330. Mr. Reynolds has guaranteed the Company's obligations to First Federal. Mr. Reynolds had also granted a security interest to First Federal in a nonrecourse mortgage note receivable as additional collateral. In addition, Mr. Reynolds had granted the Company a second security interest in the same mortgage note as collateral for the amounts due from Mr. Reynolds. During the second quarter of 1995, the current holder of the Company's obligations under the First Federal Loan agreed to release its interest in the mortgage note upon a prepayment by the Company on the amount due under the First Federal Loan. Mr. Reynolds paid on behalf of the Company the amount of the prepayment to the current holder of the First Federal Loan. The Company then reimbursed Mr. Reynolds for the amount of the prepayment he made on behalf of the Company.

    The loans and other advances to Mr. Reynolds and companies affiliated with Mr. Reynolds or Mr. Reynolds and Mr. Ehinger, described above in this
Item 2, may be deemed to have been made in breach of certain restrictions in the agreements with Michigan National Bank-Central and First Federal.

    The Company continues to hold land adjacent to the Thomas Edison Inn for future possible expansion, although it sold one parcel of land during the second quarter of fiscal year 1995.

    As previously reported, a shareholder of the Company, Meritage Hospitality Group Incorporated ("Meritage"), filed a complaint for declaratory and injunctive relief against Mr. Reynolds and other related parties ("Defendants") on July 5, 1995 (the "7B Suit"). The Company was later also named as a defendant in the proceeding. Meritage contested the Defendants' right to vote their shares of Company common stock in light of Mr. Reynolds' execution of an Irrevocable Option Agreement to Purchase Common Stock and Irrevocable Proxy (the "Option Agreement") and a Rescission Agreement and Amendment No. 1 to Irrevocable Option Agreement

                               -12-
to Purchase Common Stock and Irrevocable Proxy (the "Rescission
Agreement") with Mr. Robert J. Skandalaris. These agreements are described in detail in Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation," under the subheading "Financial Condition and Liquidity," in the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1995, previously filed by the Company with the Securities and Exchange Commission on July 17, 1995. On September 19, 1995, pursuant to the terms and conditions of the Stock Purchase and Sale Agreement entered into by the Company, Meritage, Mr. Reynolds, and Innkeepers (described in Item 5 below), the parties authorized their respective counsel to enter a Stipulation and Order Retaining Jurisdiction for Limited Purposes in the 7B Suit. As a result, the 7B Suit was settled. The information required herein with respect to the Stock Purchase and Sale Agreement is set forth in Item 1 of the Company's Current Report on Form 8-K, dated September 19, 1995, previously filed by the Company with the Securities and Exchange Commission on October 4, 1995, which is here incorporated by reference.


                             PART II
                        OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The information required by this item is included in (i) Part I, Item 3, "Legal Proceedings," in Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1994, previously filed by the Company with the Securities and Exchange Commission on March 15, 1995, (ii) Part II, Item 5, "Other Information" in the Company's Quarterly Report on Form 10-QSB for the quarter ended May 31, 1995, and
(iii) Part II, Item 5, "Other Information," set forth below.

ITEM 2.  CHANGES IN SECURITIES

    During the second quarter of 1995, the Company's Board of Directors amended the Company's Bylaws by adding a new Article X concerning
"Control Share Acquisitions."   On September 10, 1995, the Company's Board
of Directors passed a resolution confirming this action, effective as of September 10, 1995, by removing old Article X and replacing it with new
Article X. The amendment prevented the application of the provisions of Chapter 7B of the Michigan Business Corporation Act ("MBCA") to shares purchased after the effective date of the amendment. Chapter 7B of the MBCA generally denies voting rights to shares of stock acquired in a "control share acquisition" unless the corporation's disinterested shareholders (defined to exclude the acquiring person, officers of the corporation, and directors who are also employees of the corporation) vote to confer voting rights on the shares. A "control share acquisition" is defined as an acquisition of shares by an acquirer which, when combined with other shares held by that person or entity, would give the acquirer voting power at or above any of the following thresholds: 20%; 33 1/3%;

                               -13-
or 50%. Chapter 7B of the MBCA does not affect the voting rights of shares owned by the acquirer before the control share acquisition. The general effect of the amendment to the Company's Bylaws is to remove an obstacle to the acquisition of potentially controlling interests in the Company by guaranteeing that such shares will have voting rights after a control share acquisition. On September 22, 1995, pursuant to the terms and conditions of the Stock Purchase and Sale Agreement described in Item 5 below, the Company's Board of Directors adopted a resolution to opt into Chapter 7B of the MBCA with respect to all control share acquisitions occurring thereafter by removing Article X from the Company's Bylaws.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    For a description of potential defaults of the provisions of the Company's indebtedness to Michigan National Bank-Central and First Federal Savings and Loan Association, see the above discussion in Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation," under the subheading "Financial Condition and Liquidity" which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    As previously reported and discussed above, Meritage, a shareholder of the Company, filed the 7B Suit in the U.S. District Court for the Western District of Michigan on July 5, 1995. The 7B Suit was brought against Donald W. Reynolds, Rebecca L. Awtrey, Cynthia Distad, Thomas Reynolds, Deborah Reynolds, and Innkeepers Management Company. The Company was later named as a defendant in the proceeding.

    The 7B Suit alleged that the Rescission Agreement entered into between Donald W. Reynolds and Robert J. Skandalaris, discussed above in Part I,
Item 2, "Management's Discussion and Analysis or Plan of Operation," under the subheading "Financial Condition and Liquidity," deprived Plaintiff of its alleged right to determine whether the shares covered under the Option Agreement are to be accorded voting rights under Chapter 7B of the MBCA. Meritage therefore contested the Defendants' present right to vote the shares and to take shareholder action by written consent.

    Meritage sought relief against the Defendants in the nature of: an injunction against the Defendants from voting their shares of Company common stock pending a final determination of their voting rights under Chapter 7B of the MBCA; a declaration that the Defendants are not entitled to vote their shares of Company common stock at a shareholders' meeting or to execute written consents in lieu of a shareholders' meeting unless and until voting rights have been conferred on the stock pursuant to Chapter 7B of the MBCA; and a declaration that the shares of Company common stock

                               -14-
owned beneficially by the Defendants are "interested shares" as defined under Section 792 of the MBCA.

    On September 19, 1995, as previously reported, the Company, Meritage, Mr. Reynolds and Innkeepers entered into the Stock Purchase and Sale Agreement, whereby the Company sold 1,500,000 shares of previously authorized, newly-issued Company common stock, $.01 par value (the "Stock"), to Meritage at a total price of $10,500,000. As a result of the sale of the Stock to Meritage, Meritage and its affiliates have informed the Company that they now beneficially own 51.6% of the Company's outstanding voting securities.

    Upon execution of the Stock Purchase and Sale Agreement, Meritage executed a Secured Promissory Note (the "Note") in favor of the Company in the amount of the purchase price of the Stock. The Note provides that Meritage has no obligation to make any payments to the Company on the Note for three years from the date of the Note. Beginning on the third anniversary of the Note, and continuing on the same day of each successive year thereafter through and including the ninth anniversary of the Note, Meritage is required to pay the Company principal in the amount of $1,312,500. The outstanding principal does not bear interest, provided that an event of default as defined in the Note does not occur. If an event of default occurs, the outstanding principal balance will bear interest at the rate of 3% per annum. The entire outstanding principal balance is due and payable in full on the tenth anniversary of the Note. The Note includes provisions limiting the Company's recourse against Meritage for payment of the indebtedness evidenced by the Note to an amount determined by a formula contained in Section IV of the Note.

    The Note is secured by a Stock Pledge Agreement (the "Security Agreement"), executed contemporaneously with the Stock Purchase and Sale Agreement. The Security Agreement covers all 1,500,000 shares of Stock issued to Meritage, and provides that the Company will release shares of stock covered by the Security Agreement pursuant to a formula upon satisfaction by Meritage of requirements set forth in the Security Agreement.

    As required by the Stock Purchase and Sale Agreement, the parties instructed their respective counsel to enter a Stipulation and Order Retaining Jurisdiction for Limited Purposes in the 7B Suit. As a result of the Stipulation and Order Retaining Jurisdiction for Limited Purposes, the 7B Suit was settled.

    The Closing of the transactions contemplated by the Stock Purchase and Sale Agreement is to take place immediately following the adjournment of the annual shareholders' meeting, which is to take place within 120 days of September 19, 1995, or at a date and time mutually agreed upon by the parties. At the Closing, the Management Agreement entered into among the Company, its subsidiaries and Innkeepers will be terminated without cost or recourse to the Company or Meritage. In addition, various other

                               -15-
transactions will or may be effected by the parties at the Closing, subject to the satisfaction of certain conditions set forth in the Stock Purchase and Sale Agreement, all of which are described in detail in Item 1 of the Company's Current Report on Form 8-K dated September 19, 1995, previously filed by the Company with the Securities and Exchange Commission on October 4, 1995, which is here incorporated by reference.

     As previously reported, on July 6, 1995, TEI Acquisition, Inc.
("TAI"), entered into a Stock Purchase Agreement with Mr. Reynolds, Debra
A. Reynolds, Rebecca L. Reynolds-Awtrey, Thomas W. Reynolds, Cynthia Distad and Innkeepers (collectively the "Sellers"). Under the Stock Purchase Agreement, the Sellers agreed to sell to TAI the 870,248 shares of Company common stock (the "Shares") beneficially owned by the Sellers. In connection with the Stock Purchase Agreement, the Sellers granted to TAI an Irrevocable Proxy to vote the Shares. Because the Shares were pledged to other parties, the closing of the transaction contemplated by the Stock Purchase Agreement was to occur when all approvals, consents and authorizations for a transfer of the Shares to TAI were obtained by the Sellers. If the closing did not take place by September 20, 1995, TAI had the option to either terminate the Stock Purchase Agreement, in which case the proxy would also terminate, or to extend the Stock Purchase Agreement, in which case the proxy would remain in effect. Prior to September 20, 1995, TAI opted to extend the Stock Purchase Agreement. The closing of the transfer of the Shares has not yet been accomplished. For a discussion of the Stock Purchase Agreement, see Item 1 of the Company's Current Report on Form 8-K, dated July 17, 1995, previously filed with the Securities and Exchange Commission on August 1, 1995.

     On September 25, 1995, TAI filed a Motion To Intervene As Defendant (the "Motion") in the 7B Suit. In the Motion, TAI claims that the terms of the Stock Purchase and Sale Agreement entered into on September 19, 1995, among the Company, Meritage, Mr. Reynolds and Innkeepers may improperly dilute the voting power of the Shares TAI beneficially owns pursuant to the Stock Purchase Agreement as a result of the issuance of previously authorized, unissued shares of Company common stock. TAI asserts in the Motion that such issuance deprives TAI of the controlling interest in the Company which it claims to have purchased by entering into the Stock Purchase Agreement. In addition, TAI asserts that the provision of the Stock Purchase and Sale Agreement providing that Meritage will receive a "breakup fee" of $750,000 if the transactions contemplated under the Stock Purchase and Sale Agreement are not closed will detrimentally affect the value of the Shares it purchased pursuant to the Stock Purchase Agreement if the breakup fee is required to be paid.

     As set forth in the Motion, TAI seeks relief in the nature of: intervention in the 7B Suit as a defendant; entry of a preliminary and permanent injunction preventing consummation of any transactions contemplated by the Stock Purchase and Sale Agreement that would (i) affect the disposition of the Shares, (ii) affect the voting rights of the Shares, and (iii) allow for the issuance of previously authorized, unissued

                               -16-
Company common stock without a vote of shareholders, including TAI; and a confirmation of TAI's voting rights under the Stock Purchase Agreement and the Irrevocable Proxy. A hearing on TAI's Motion is scheduled to occur on October 18, 1995.


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


                               -17-
EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

  10(l)  Assignment of Promissory Note and Security Agreements as
         Security.*

  10(m) Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $61,538.23.*

  10(n) Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $117,487.65.*

  10(o) Amendment No. 5 to Management Agreement. (There is no written Amendment No. 4 to Management Agreement.)*

  10(p)  Consulting Agreement between the Company and Robert J.
         Skandalaris, dated February 20, 1995.*

  10(q) Stock Purchase and Sale Agreement, dated September 19, 1995, between the Company, Meritage Hospitality Group Incorporated, Donald
         W. Reynolds and Innkeepers Management Company, and accompanying exhibits.*

  27     Financial Data Schedule.

___________________________

*Previously filed.

    (b)  REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated June 16, 1995, to report the change in control of the Company pursuant to Item 1 of Form 8-K as a result of the Rescission Agreement entered into between Donald W. Reynolds and Robert J. Skandalaris. The Company also filed a report on Form 8-K dated July 17, 1995, to report the change in control of the Company pursuant to Item 1 of Form 8-K as a result of the Stock Purchase Agreement entered into by Donald W. Reynolds, Debra A. Reynolds, Rebecca
L. Reynolds-Awtrey, Thomas W. Reynolds, Cynthia Distad, Innkeepers Management Company and TEI Acquisition, Inc.












                              -18-
                           SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 10, 1995           THOMAS EDISON INNS, INC.
                                  (Registrant)


                                  By /S/ DONALD W. REYNOLDS
                                     Donald W. Reynolds
                                       Its Chairman of the Board,
                                       Chief Executive Officer,
                                       President, Treasurer and Secretary


                                  By /S/ DAVID C. DISTAD
                                     David C. Distad
                                     Its Vice President and Chief Financial
                                        Officer (principal financial and
                                        accounting officer)




























                              -19-
                          EXHIBIT INDEX



EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

   3(i)  Articles of Incorporation of Thomas Edison Inns, Inc.
         (incorporated by reference to Exhibit 3(a) of the registration statement on Form S-18 No. 33-10798c).*

   3(ii) Restated and Amended Bylaws of Thomas Edison Inns, Inc.

   4     Form of Warrant issued to Buys-MacGregor, MacNaughton-
         Greenawalt & Co. (incorporated by reference to Exhibit
         4(a) of the Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1987).*

  10(a)  Management Agreement (incorporated by reference to
         Exhibit 10 of the registration statement on Form S-18
         No. 33-10798c).*

  10(b) Amendment No. 1 to Management Agreement (incorporated by reference to Exhibit 10(b) of the Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1988).*

  10(c) Amendment No. 2 to Management Agreement (incorporated by reference to Exhibit 10(c) of the Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1988).*

  10(d) Adoption Agreement For Pathway Benefit Services, Inc. Regional Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust; as amended May 24, 1994 (incorporated by reference to Exhibit 10(d) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(e)  Amendment No. 3 to Management Agreement dated
         February 11, 1995  (incorporated by reference to Exhibit
         10(e) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(f) Reimbursement Agreement between the Company and First Federal Savings Bank and Trust dated April 15, 1987, as amended on October 1, 1992 (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*




                              -20-
EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

  10(g)  License Agreement between Spring Lake Inn, Inc. and
         Holiday Inns, Inc. dated July 26, 1983 (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(h)  Loan Agreement between the Company and Michigan National
         Bank-Central dated January 28, 1987, as amended on August 19, 1993 (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(i) Loan Agreement between St. Clair Inn, Inc. and First Federal Savings Bank and Trust dated July 16, 1985, as amended on October 1, 1992 (incorporated by reference to Exhibit 10(i) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30,
         1994).*

  10(j) Assignment of Promissory Note and Mortgage as Security dated June 30, 1994 (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(k)  Assignment of Mortgage as Security dated April 15, 1987
         (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(l) Assignment of Promissory Note and Security Agreements as Security dated April 15, 1987 (incorporated by reference to Exhibit 10(l) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30,
         1994).*

  10(m)  Promissory Note issued by Fables-Innkeepers Management,
         Inc., in the principal amount of $61,538.23 dated
         December 31, 1992 (incorporated by reference to Exhibit
         10(m) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(n) Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $117,487.65 dated December 31, 1992 (incorporated by reference to Exhibit 10(n) to the Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994).*

  10(o) Amendment No. 5 to Management Agreement. (There is no written Amendment No. 4 to Management Agreement.)*

                              -21-
EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

  10(p)  Consulting Agreement between the Company and Robert J.
         Skandalaris, dated February 20, 1995.*

  10(q)  Stock Purchase and Sale Agreement, dated September 19,
         1995, between the Company, Meritage Hospitality Group
         Incorporated, Donald W. Reynolds and Innkeepers Management Company, and accompanying exhibits.*

  27     Financial Data Schedule.

__________________

*Previously filed


































#35748

                              -22-