Form 10KSB
period 1995-11-30
EDISON THOMAS INNS INC
filed 1996-02-29
CIK 808219

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               FORM 10-KSB

                              ANNUAL REPORT
(Mark One)
[X]     Annual report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the fiscal year ended November 30, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______ to ________

The following are omitted from this report pursuant to Rule 12b-25: Item 6 and Item 7.

                     Commission File Number: 0-17442
                        THOMAS EDISON INNS, INC.
             (Name of Small Business Issuer in its Charter)

        Michigan                                38-2730460
(State or Other Jurisdiction        (I.R.S. Employer Identification No.)
of Incorporation or Organization)

40 Pearl Street, N.W., Suite 900
Grand Rapids, Michigan                             49503
(Address of Principal Executive Offices)        (Zip Code)

      Issuer's Telephone Number, including Area Code:  (616) 776-2600

  Securities Registered under Section 12(b) of the Exchange Act:  None

 Securities Registered under Section 12(g) of the Exchange Act: Common Stock, Par Value $0.01 per Share

Check whether the issuer: (1) filed all reports required to be filed by Sec-tion 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]      No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $14,244,904.

The aggregate market value of the voting stock held by non-affiliates as of February 20, 1995, was $3,056,663 computed based upon the price ($5.875) at which shares of voting stock sold on February 2, 1996 in the last transaction known to the Company before the date of this report. For the purpose of this calculation, officers, directors and greater than 5% shareholders are assumed to be affiliated.

As of February 20, 1996, there were outstanding 3,020,150 shares of Common
Stock.
Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                   Documents Incorporated by Reference
Portions of the Issuer's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

PART I

Item 1. Description of Business

General

        Thomas Edison Inns, Inc. (the "Company") is a Michigan corporation that was incorporated on August 8, 1986. The Company is engaged in the hospitality business, including the operation of hotels, restaurants and other hospitality-related entities. In its business, the Company owns and operates, through its wholly owned subsidiaries, three full service hotels: the 121-room Spring Lake Holiday Inn located on the Grand River in Spring Lake, Michigan; the 96-room St. Clair Inn located on the St. Clair River in St. Clair, Michigan; and the 150-room Thomas Edison Inn located on the
St. Clair River in Port Huron, Michigan (referred to individually as a "Hotel", and collectively as the "Hotels"). Each Hotel has a waterfront location and seeks primarily business travelers and tourists who desire full service accommodations such as guest rooms, restaurants, meeting rooms and small conference and convention facilities.

        The Company's principal executive offices are located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503, its telephone number is (616) 776 - 2600 and its facsimile number is (616) 776 - 2776. Unless otherwise specified, or unless the context otherwise requires, all references to the Company include Thomas Edison Inns, Inc. and its subsidiaries.

Replacement and Restructuring of Management

        From its inception in 1986 until January 1996, Donald W. Reynolds served as Chairman of the Board, CEO, President, Treasurer and Secretary of the Company, and the Company has engaged Innkeepers Management Company, a Michigan corporation wholly owned by Mr. Reynolds ("Innkeepers"), to manage the Company's business, including the Hotels, pursuant to a Management Agreement. In fiscal 1993, 1994 and 1995, the Company incurred fees to Innkeepers of $436,863, $456,750 and $402,786. Since 1992, David C. Distad,
son-in-law of Mr. Reynolds, has served as Vice President and Chief Financial Officer of the Company.

        As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 3, 1996, Mr. Reynolds was removed as President and as a director of the Company
by the St. Clair County (Michigan) Circuit Court on January 8, 1996.   The
court appointed Frank O. Staiger as acting President and director. On January 25, 1996, Meritage Hospitality Group Incorporated, the Company's majority shareholder ("Meritage"), amended the Company's Bylaws to classify the Board of Directors into two classes, expanded the Board of Directors to 10 directors and appointed five new directors: Christopher B. Hewett, David
S. Lundeen, Joseph L. Maggini, Robert E. Schermer, Jr. and Robert E. Schermer, Sr. On January 25, 1996, the Company's newly expanded Board of Directors removed Mr. Distad as Vice President and Chief Financial Officer of the Company and terminated the Management Agreement. The Company no longer employs a third party management company; instead, the Company has installed new management to operate its business directly in an effort to more effectively utilize the Company's resources and employees.

        The Company's new executive officers are Mr. Hewett, President and Chief Executive Officer, Mr. Schermer, Jr., Executive Vice President, Chief Financial Officer and Secretary, and Gerard Belisle, Jr., Vice President and Treasurer. In addition, the Company has hired nine new management level employees who have an active role in, and substantial responsibilities with regard to, the operational management of the Hotels.

        The Company and its subsidiaries employ approximately 142 persons full time and approximately 315 persons part time in the operation of the Hotels. None of the employees are part of a collective bargaining unit. The Company believes that its relations with its employees are favorable.

St. Clair Inn

        The St. Clair Inn is located on approximately 3.59 acres abutting the St. Clair River in downtown St. Clair, Michigan. The Hotel was opened in 1926 and had a variety of expansions and renovations from 1950 through
1991.   The Hotel offers 96 rooms, of which approximately one half overlook the St. Clair River. The Hotel has two cocktail lounges with an aggregate seating capacity of 180 persons, a restaurant with a seating capacity of 325 persons, and banquet facilities that include five rooms with seating capacities that range from 20 to 250 persons. The Hotel has 14 meeting rooms available for various size groups. In addition, the Hotel has an indoor pool and approximately 1,000 feet of frontage along the St. Clair
River with a boardwalk running most of that distance.   The Company is
proceeding on a multi-year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

        The Company estimates that approximately 45% of the gross revenues of the Hotel are attributable to small groups or conventions. Most of these groups or conventions are affiliated with corporations in southeastern Michigan. The primary method of promoting business for the Hotel is by directly contacting the decision makers for these groups and conventions and inviting them to visit the Hotel. Approximately 40% of the Hotel's gross revenues are attributable to tourists. Business travelers account for approximately 15% of the Hotel's gross revenues.

Spring Lake Holiday Inn

        The Spring Lake Holiday Inn opened in 1969 and is located on 3.96 acres abutting the Grand River in Spring Lake, Michigan. The Hotel contains 121 rooms, all of which have a balcony and approximately one half have a southern exposure facing the Grand River. The rooms are connected to a combination lobby and restaurant area that contains a 220-seat restaurant, a 125-seat lounge area, a divided 300-seat banquet area, a kitchen, and an office and registration area. The Hotel's facilities also include an outdoor pool. The Company is proceeding on a multi-year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

        The Hotel is operated under a license agreement (the "License Agreement") with Holiday Inns, Inc. Under the License Agreement, the Hotel is entitled to use the service marks "Holiday Inn" and "Holidex" and certain other service marks and trademarks, and a computerized reservation network operating under the name "Holidex." In addition, the Hotel participates in advertising, public relations, marketing, and training programs sponsored by Holiday Inns, Inc. Under the License Agreement, the Hotel is required to pay a variety of fees and assessments to Holiday Inns, Inc.; is required to maintain its appearance and conduct its operations in accordance with standard specifications and policies as set forth by Holiday Inns, Inc., and is subject to certain inspections and auditing by Holiday Inns, Inc. The License Agreement permits the Hotel to acquire certain products and services from various subsidiaries of Holiday Inns, Inc.

        The License Agreement expires in August 2009. Holiday Inns, Inc. may terminate the license if the Hotel fails to meet its obligations under the License Agreement to the satisfaction of Holiday Inns, Inc. Any termination would result in the loss of the benefits of the Holiday Inns, Inc.'s advertising program, the loss of the use of the "Holiday Inn" name and related name recognition, and the loss of access to the Holidex reservation system. The Company believes the termination of the License Agreement could have a materially adverse effect on its operations. The Company believes that the Hotel is currently in compliance with the terms of the License Agreement and does not expect Holiday Inns, Inc., to terminate the License Agreement before its expiration date.

        Approximately 40% of the Hotel's gross revenue is generated by business travelers. The Company estimates the remaining 60% of gross revenue is generated equally by tourists and small conferences. As with the Company's other Hotels, direct contact produces a substantial amount of business from convention and business travelers. Historically, during the period from November through March, revenues of the Hotel decrease. In an effort to minimize this decrease, the Hotel conducts local radio, television, and newspaper advertising to promote the restaurant, lounge and banquet facilities of the Hotel.

Thomas Edison Inn

        The Thomas Edison Inn is located on approximately 9.56 acres abutting the St. Clair River in Port Huron, Michigan. The Hotel is approximately 12 miles north of the St. Clair Inn. The Hotel is a 150-room hotel with a 250-seat dining room that overlooks the St. Clair River and Lake Huron. The dining room is adjacent to a 150-seat cocktail lounge. The Hotel has approximately 12,500 square feet of meeting space and can accommodate meetings of up to 500 people. Other facilities include an indoor swimming pool, a poolside whirlpool, an exercise room and retail
shops leased to third party vendors.   The Company is proceeding on a multi-
year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

        The clientele of the Hotel is similar to that of the St. Clair Inn, however, the Hotel has a greater percentage of tourists than the St. Clair Inn because it is adjacent to the Blue Water International Bridge (a major entrance way to Canada from Michigan).

Non-core Assets

        The Company has a number of assets which do not directly relate to its hospitality business. These assets include (i) the commercial property adjacent to the St. Clair Inn, (ii) the marina facility, including fifty-two boat slips, adjacent to the Spring Lake Holiday Inn, (iii) the residential property and undeveloped land adjacent to the Thomas Edison Inn consisting of approximately 2.04 acres of land and 2.59 acres of vacant land to the south of the Thomas Edison Inn, and (iv) approximately $5.1 million in life insurance policies on the life of Mr. Reynolds, former President and Chief Executive Officer of the Company (together, the "Non-core Assets"). The Company may sell or otherwise dispose of some or all of the Non-core Assets to raise additional funds which may be used for its Capital Expenditure Program (see below) or for other corporate purposes.

Capital Expenditure Program

        The Company is in the process of developing and implementing a multi-year capital expenditure program to upgrade and refurbish the Company's Hotels. During fiscal year 1996, the Company intends to spend approximately $1 million of the already procured funds to upgrade and
refurbish the Company's Hotels.   To the extent additional expenditures are
warranted, the Company may finance such expenditures through (i) the sale of some or all of the Non-core Assets, (ii) funds generated from operations, or
(iii) refinancing the First Mortgage Loan (see Item 2, "Financing and Encumbrances" below for a description of the First Mortgage Loan).

Competition and Industry Conditions

        The hospitality industry is highly competitive. The Company believes that the domestic hospitality market currently has, and for the past several years has had, an oversupply of hotel rooms resulting in an industry trend of non-profitability. In the last few years, hotel develop-ment has been slow. On the national level, occupancy is improving along with the average daily rate. A significant factor in the improvement of profitability has been the refinancing of fixed interest rate loans bearing higher rates of interest to loans bearing lower rates of interest. Industry sources forecast modest increases in occupancy, average daily rates and profits for 1996. The hospitality industry remains sensitive to local and national economic trends and may be adversely affected by economic downturns. No assurance can be given that a change in the general economic conditions would not adversely affect the operations and profitability of the Company.

        The following table illustrates the average daily room rates for the Hotels during 1993, 1994 and 1995 as compared to a national average:

                      Average Daily Room Rates

                                    Spring Lake        Thomas      National
       Fiscal Year  St. Clair Inn   Holiday Inn      Edison Inn     Average
       -----------  -------------   -----------      ----------   ---------
          1993          $73.69        $64.23            $80.80       $60.99
          1994          $75.18        $66.16            $87.86       $63.37
          1995          $71.41        $69.65            $81.48       $67.34

        The following table illustrates the percentages of occupancy for 1993, 1994, and 1995 as compared to the national occupancy rate:

                          Occupancy Rate

                                    Spring Lake        Thomas      National
       Fiscal Year  St. Clair Inn   Holiday Inn      Edison Inn     Average
       -----------  -------------   -----------      ----------   ---------
           1993          57%           60%               58%         64%
           1994          58%           62%               57%         65%
           1995          60%           62%               60%         66%

        The Hotels are in vigorous competition with a wide range of facilities offering various types of hospitality related services to the public. The competition includes several national and regional hotel chains offering a variety of accommodations, and independent hotels in each market
segment.    The areas of differentiation include the level of service and room rates, as well as other services and amenities customarily offered to the traveling public. In addition, the hospitality industry has been developing new hotel products directed at specialized segments of the hospitality industry, such as all-suite properties, extended-stay properties and limited service properties. The continued modernization, refurbishment and maintenance of hotel properties are important factors to prevent competitive obsolescence. The demand for each Hotel's accommodations vary seasonally. Historically, the demand has been greatest during the summer, holiday periods and on weekends, resulting in higher revenues during the Company's second and third fiscal quarter. Other factors affecting each Hotel's operations include, among others, general economic conditions, changes in travel patterns, highway conditions and relocation, local business conditions, and competition from other lodging facilities.

        The Company's Hotels continue to be the dominant full service properties in their respective markets. To maintain its market share, the Company is in the process of implementing, for the first time, a sales and marketing program for each Hotel. The Company is also implementing a
Capital Expenditure Program (See "Capital Expenditure Program" above).   In
recent years, all newly constructed hotel properties in the Company's markets have been limited service properties. The Company anticipates there will be increased competition in its respective markets in the future.

Governmental Regulations

        The hotel, restaurant, lounge and marina operations of the Company's facilities are subject to substantial governmental regulation and licensing requirements, including, but not limited to, zoning, public health inspections, liquor licenses and marina operating permits.

        The Hotels are required to maintain liquor licenses from the State of Michigan and food certificates from their respective counties. If a Hotel lost its liquor license or its food certificate, its operations would be adversely affected. The Company knows of no reason why the liquor licenses or the food certificates would be terminated or not renewed upon their respective expiration dates.

        In connection with the marina facility adjacent to the Spring Lake Holiday Inn, the Company is required to maintain a marina operation permit with the Michigan Department of Environmental Quality. If the Company lost its marina license, its operations would be adversely affected. The Company knows of no reason why the marina license would be terminated or not renewed upon its expiration date.

Item 2. Description of Property

        For a description of each Hotel that is owned and operated by the Company and its subsidiaries, see Item 1, "Description of Business." Each Hotel is held in fee, subject to the encumbrances that are described below. The Company owns certain property described in Item 1, "Non-core Assets", subject to the encumbrances listed below. Management of the Company believes that the Company's properties are adequately covered by insurance.

Financing and Encumbrances

        On February 26, 1996, the Company entered into an agreement with Great American Life Insurance Company ("GALIC"), an affiliate of American Financial Group, Inc., to refinance all of its mortgage debt. The Company executed two promissory notes in favor of GALIC in the principal amount of $12,000,000 (the "First Mortgage Loan") and $3,000,000 (the "Second Mortgage Loan"), respectively. The interest rate on the First Mortgage Loan is equal to the Prime Rate of the Provident Bank (Cincinnati, Ohio) plus 1%, fully floating. The interest rate on the Second Mortgage Loan is equal to the Prime Rate of the Provident Bank plus 8%, fully floating. The First Mortgage Loan has a maturity date of March 26, 2012, with monthly payments of interest only during the first year and 180 equal monthly payments of
principal plus accrued interest thereafter.   The Second Mortgage Loan has a
maturity date of March 26, 2002, with monthly payments of interest only during the first year and 60 equal monthly payments of principal and accrued interest thereafter. The First Mortgage Loan may be prepaid in whole or in part at any time without penalty upon payment of all accrued interest. The Second Mortgage Loan may be prepaid in whole or in increments of $100,000 upon payment of all accrued interest plus a prepayment premium of 10% of the principal balance so prepaid, except that no prepayment premium shall be payable if GALIC requires such prepayment from the proceeds resulting from the disposition of certain collateral securing the Second Mortgage Loan.
The First Mortgage Loan is secured by, among other things, a first priority mortgage lien on the Hotels. The Second Mortgage Loan is secured by a second priority mortgage lien on the Hotels, by a first priority mortgage lien on the commercial property adjacent to the St. Clair Inn, the marina facility adjacent to the Spring Lake Holiday Inn, and the residential property and undeveloped land adjacent to the Thomas Edison Inn, by a collateral assignment of all life insurance policies owned by the Company on the life of Donald W. Reynolds, former President and Chief Executive Officer of the Company, and by an assignment of a Secured Promissory Note in the principal amount of $10,500,000 payable by Meritage to the Company. Both the First Mortgage Loan and the Second Mortgage Loan contain cross-default provisions.

        The Company is seeking to refinance the First Mortgage Loan in an amount up to $14 million. The Company intends to use any additional funds raised either to pay down the Second Mortgage Loan or for capital expenditures. See "Capital Expenditure Program" above.

Item 3. Legal Proceedings

        The Company is involved, as both plaintiff and defendant, in certain legal proceedings. Except as described below, all of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company's financial condition.

Derivative Proceeding

        As previously reported on the Company's Amendment to the Annual Report on Form 10-KSB filed with the SEC on March 15, 1995, the Company and its sitting directors as of January 10, 1995, including Mr. Reynolds, were named in a derivative lawsuit (the "Derivative Proceeding") filed by 13 of the Company's shareholders (including Meritage, now the majority shareholder) (Case No. 95-0103-CZ, Kent County (Michigan) Circuit Court, Leiber, J.)

        On January 25, 1996, the Company's newly expanded Board of Directors delegated to the Stock Purchase Agreement Committee, consisting of William
F. Ehinger, Mr. Maggini, Joseph P. Michael and Mr. Staiger, the duty of evaluating, among other things, the Company's rights and obligations with respect to the claims asserted against Mr. Reynolds in the Derivative Proceeding. The Stock Purchase Agreement Committee will make recommendations to the Company's Board as to how the Company should proceed. In any event, the Company believes that all defendants other than Mr. Reynolds will be dismissed from the Derivative Proceeding in the near future.

        Because the suit is a derivative action, all monetary relief would
be in favor of the Company.   As a result, the Company does not anticipate
that the Company will be liable for a money judgment with respect to the Derivative Proceeding.

TAI Suit

        The Company has also been named, along with Meritage, Rebecca L. Awtrey, Mr. Ehinger, Mr. Michael and Raymond A. Weigel, III, in a proceeding (the "TAI Suit") filed by TEI Acquisition, Inc. ("TAI") (Case No. 95-00-33-88-CZ, St. Clair County (Michigan) Circuit Court, Deegan, J.). TAI seeks a declaratory judgment that the 870,248 shares TAI is reported to have acquired from Mr. Reynolds, his family and Innkeepers on November 7, 1995, have full voting rights. The Company believes that the 870,248 shares held by TAI (the "TAI Shares") were the subject of at least one control share acquisition as that term is defined by Chapter 7B of the Michigan Business Corporation Act ("MBCA") and, as a result, only have such voting rights as might be conferred on them at a meeting of shareholders held pursuant to
Section 798 of the MBCA. As a result, the Company believes the TAI Shares are presently non-voting shares.

        As previously reported in the Company's Current Report on Form 8-K filed with the SEC on February 3, 1996, the court has previously ordered (i) the appointment of Mr. Staiger as President and as a director of the Company and (ii) that Meritage and the Company may proceed towards closing the Stock Purchase and Sale Agreement among the Company, Meritage, Mr. Reynolds and Innkeepers (the "Stock Purchase Agreement" which is described in the Company's Current Report on Form 8-K filed with the SEC on October 3, 1995). In an order entered on February 12, 1996, the Court (i) confirmed the resignation of Mr. Staiger and the appointment of Mr. Hewett as President of the Company and (ii) approved the closing of the Stock Purchase Agreement as between the Company and Meritage.

        The Company has filed a counter-claim against TAI in the TAI Suit. The counter-claim maintains that TAI has interfered in the Company's management and control of its corporate and business affairs and otherwise injured the Company by, among other things, attempting to usurp the corporate identity and tangible and intangible assets of the Company. The counter-claim seeks (i) a declaration that the TAI Shares in the Company were not transferred to TAI, or, in the alternative, a declaration that if transferred, the shares are non-voting pursuant to Chapter 7B of the MBCA;
(ii) compensation for damages sustained due to TAI's wrongful behavior; and
(iii) treble damages and attorneys' fees pursuant to TAI's violation of the federal Racketeering Influenced and Corrupt Organizations Act.

Meritage Suit

        The Company has also been named, along with Mr. Ehinger and Mr. Reynolds, in a proceeding (the "Meritage Suit") filed by Meritage on January 4, 1996, (Case No. 96-000017 CZ, St. Clair (Michigan) Circuit Court, Deegan, J.). The Meritage Suit seeks (i) a declaration that the Company has repudiated the Stock Purchase Agreement and has lost all right to enforce its rights under the Stock Purchase Agreement and that Meritage is entitled to exercise its rights as a shareholder of the Company without regard to any limitation on such rights appearing in the Stock Purchase Agreement and (ii) the removal of Mr. Reynolds and Mr. Ehinger as directors of the Company.
The Company and Meritage have agreed that Meritage would not pursue the Meritage Suit against the Company as long as the Company fulfilled its
obligations to Meritage under the Stock Purchase Agreement.   On February
26, 1996, the Company and Meritage (but not Mr. Reynolds or Innkeepers) closed the Stock Purchase Agreement and, as a result, it is anticipated that the Company and Mr. Ehinger will be dismissed from the suit in the near future.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 25, 1996, pursuant to the MBCA and the Company's Articles of Incorporation and Bylaws, and with the consent of the Board of Directors, Meritage, as majority shareholder, amended the Company's Bylaws by shareholder consent to expand the size of the Board to ten directors and to classify the directors into 2 classes. Class I is comprised of five Meritage nominees appointed to fill the newly created vacancies (Mr. Hewett, Mr. Lundeen, Mr. Maggini, Mr. Schermer, Jr., and Mr. Schermer, Sr.) and Class II is comprised of the incumbent five directors ( Ms. Awtrey, Mr. Ehinger, Mr. Michael, Mr. Staiger and Mr. Weigel) who will each serve until the 1996 annual meeting of shareholders. The term of office of the Class I directors elected at the 1996 annual meeting of shareholders will expire at the 1997 annual meeting of shareholders. The term of office of the Class I directors elected as such at the 1997 annual meeting of shareholders and thereafter will expire at the second annual meeting of shareholders following their election. The term of office of the Class II directors elected as such at the 1996 annual meeting of shareholders and thereafter shall expire at the second annual meeting of shareholders following their election. The Bylaws were also amended to provide that prior to the 1998 annual meeting of shareholders, Meritage will not have the right to vote the shares of the Company's common stock that Meritage owns as of January 25, 1996 (comprising 1,550,000 shares) for the election or removal of the Class II directors unless (i) the Company determines, or a court of competent jurisdiction orders, that the Company's common stock acquired by TAI directly or indirectly from Reynolds, his family and Innkeepers has voting power, or (ii) permitted by a majority of the Class II directors.

                                 PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information.

         During fiscal year 1994 and until October 18, 1995, there was no established public trading market for the Company's Common Stock. Since October 18, 1995, bid and ask quotations regarding the Company's Common Stock have, from time to time, appeared under the symbol "TEIR" on the OTC
Bulletin Board of the NASDAQ Stock Market, Inc.   The following table sets
forth the high and low bid prices for the Common Stock during the period beginning on October 18, 1995 and ending on November 30, 1995 (the last day of the 1995 fiscal year) as reported by the Nasdaq Trading and Market
Services:

                                                        Bid
        Fiscal Quarter                          High            Low

        Fiscal Year 1994                        No Published Bids or Ask
        1st, 2d & 3rd Quarters, 1995            No Published Bids or Ask

        October 18, 1995 -
        4th Quarter 1995                        7.50            5.875

        The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The last transaction reported to the Company occurred on February 2, 1996, in which 2,000 shares of Common Stock were sold for $5.875 per share.

Holders.

        There are approximately 358 holders of record of the Company's Common Stock.

Dividends.

        The Company has never paid any dividends. Pursuant to the Company's loan agreements with GALIC (see Item 2 "Financing and Encumbrances" above), the Company may not pay any dividends other than the payment of a special dividend in the amount of $.50 per share of the Company's outstanding Common Stock. The ability of the Board of Directors to declare such a dividend is subject to the availability of the funds and applicable law and, as a result, there can be no assurance that it will be declared. If declared, the record and payment dates for any such dividend will be fixed by the Board of Directors.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The audit of the Company's financial statements for fiscal year 1995 has yet to be completed by the Company's accountants. This Item will be the subject of a Form 12b-25 providing that the Company will file "Management's Discussion and Analysis or Plan of Operation" as an amendment to this Form 10-KSB.

Item 7. Financial Statements

        The audit of the Company's financial statements for fiscal year 1995 has yet to be completed by the Company's accountants. This Item will be the subject of a Form 12b-25 providing that the Company will file its financial statements, including an auditor's report, as an amendment to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On January 31, 1994, the Company changed its principal independent accountant for the 1993 fiscal year. This change was previously reported on a Current Report on Form 8-K which was filed with the SEC on February 4, 1994.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.        Executive Compensation

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management

Item 12.        Certain Relationships and Related Transactions

                The information required by Items 9 through 12 is incorporated by reference from the Company's definitive proxy statement for the 1996 annual meeting of shareholders, to be filed with the SEC pursuant to Regulation 14A.

Item 13.        Exhibits List and Reports on Form 8-K

                (a) Exhibit List. The following documents are filed as exhibits to this Annual Report:


Exhibit No.                   Description of Document


   3(i)         Articles of Incorporation of Thomas Edison Inns, Inc. (1).

   3(ii)        Bylaws of Thomas Edison Inns, Inc. (9).

   4            Form of Warrant issued to Buys-MacGregor, MacNaughton-
                Greenawalt & Co. (2).

  10(a)         Management Agreement (1).

  10(b)         Amendment No. 1 to Management Agreement (3).

  10(c)         Amendment No. 2 to Management Agreement (3).

  10(d)         Adoption Agreement For Pathway Benefit Services, Inc.
                Regional Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust; as amended May 24, 1994 (5).

  10(e)         Amendment No. 3 to Management Agreement dated February 11,
                1995 (5).

  10(f) Reimbursement Agreement between the Company and First Federal Savings Bank & Trust dated April 15, 1987, as amended on October 1, 1992 (5).

  10(g) License Agreement between Spring Lake Inn, Inc. and Holiday Inns, Inc. dated July 26, 1983 (5).

  10(h) Loan Agreement between the Company and Michigan National Bank-Central dated January 28, 1987, as amended on August 19, 1993 (5).

  10(i) Loan Agreement between St. Clair Inn, Inc. and First Federal Savings Bank & Trust dated July 16, 1985, as amended on October 1, 1992 (5).

  10(j) Assignment of Promissory Note and Mortgage as Security dated June 30, 1994 (5).

  10(k)         Assignment of Mortgage as Security dated April 15, 1987 (5).

  10(l) Assignment of Promissory Note and Security Agreements as Security dated April 15, 1987 (5).

  10(m) Promissory Note issued by Fables-Innkeepers Management, Inc., in the principal amount of $61,538.23 dated
                December 31, 1992 (5).

  10(n)         Promissory Note issued by Fables-Innkeepers Management, Inc.
                in the principal amount of $117,487.65 dated December 31, 1992 (5).

  10(o)         Amendment No. 5 to Management Agreement. (7).

  10(p)         Consulting Agreement between the Company and Robert J.
                Skandalaris, dated February 20, 1995 (7).

  10(q) Stock Purchase and Sale Agreement dated September 19, 1995 between the Company, Meritage Hospitality Group
                Incorporated, Donald W. Reynolds and Innkeepers Management Company, and accompanying exhibits (8).

  10(r) Loan Agreement dated February 26, 1996 among Thomas Edison Inns, Inc., as borrower, St. Clair Inn, Inc., Spring Lake Inn, Inc. and Thomas Edison Inn, Incorporated, as guarantors, and Great American Life Insurance Company, as lender.

  16            Letter on change in certifying accountant (4).

  21            List of Subsidiaries.
__________________________
Exhibits previously filed and incorporated by reference from:
(1)     The registration statement on Form S-18 No. 33-10798c.
(2) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1987.
(3) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1988.
(4)     The Form 8-K filed with the SEC on February 4, 1994.
(5) The Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994.
(6) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended February 28, 1995.
(7) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended May 31, 1995.
(8) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended August 31, 1995.
(9)     The Form 8-K filed with the SEC on February 3, 1996.

                (b) Reports on Form 8-K. The Company filed one Current Report on Form 8-K during the last period covered by this report. The Form 8-K, which was filed on October 4, 1995, reported on Item 1 and included no financial statements.

                               SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THOMAS EDISON INNS, INC.

Dated:  February 28, 1995       By  /s/Christopher B. Hewett
                                 ------------------------
                                 Christopher B. Hewett
                                 President and Chief Executive Officer

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Rebecca L. Awtrey                  Director           February 26, 1996
---------------------------
Rebecca L. Awtrey

/s/William F. Ehinger                 Director           February 26, 1996
---------------------------
William F. Ehinger

/s/Christopher B. Hewett              President, Chief   February 26, 1996
---------------------------           Executive Officer
Christopher B. Hewett                 and Director

/s/David S. Lundeen                   Director           February 26, 1996
---------------------------
David S. Lundeen

/s/Joseph L. Maggini                  Director           February 26, 1996
---------------------------
Joseph L. Maggini

/s/Joseph P. Michael                  Director           February 26, 1996
---------------------------
Joseph P. Michael

/s/ Robert E. Schermer, Jr.           Executive Vice     February 26, 1996
---------------------------           President, Chief
Robert E. Schermer                    Financial Officer,
                                      Secretary and
                                      Director

/s/Robert E. Schermer, Sr.            Chairman of the    February 26, 1996
---------------------------           Board and Director

/s/Frank O. Staiger                   Director           February 26, 1996
---------------------------
Frank O. Staiger

/s/Raymond A. Weigel III              Director           February 26, 1996
---------------------------
Raymond A. Weigel III

                              EXHIBIT INDEX


Exhibit No.                                      Description of Document


   3(i)         Articles of Incorporation of Thomas Edison Inns, Inc. (1).

   3(ii)        Bylaws of Thomas Edison Inns, Inc. (9).

   4            Form of Warrant issued to Buys-MacGregor, MacNaughton-
                Greenawalt & Co. (2).

  10(a)         Management Agreement (1).

  10(b)         Amendment No. 1 to Management Agreement (3).

  10(c)         Amendment No. 2 to Management Agreement (3).

  10(d)         Adoption Agreement For Pathway Benefit Services, Inc.
                Regional Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust; as amended May 24, 1994 (5).

  10(e)         Amendment No. 3 to Management Agreement dated February 11,
                1995 (5).

  10(f) Reimbursement Agreement between the Company and First Federal Savings Bank & Trust dated April 15, 1987, as amended on October 1, 1992 (5).

  10(g) License Agreement between Spring Lake Inn, Inc. and Holiday Inns, Inc. dated July 26, 1983 (5).

  10(h) Loan Agreement between the Company and Michigan National Bank-Central dated January 28, 1987, as amended on August 19, 1993 (5).

  10(i) Loan Agreement between St. Clair Inn, Inc. and First Federal Savings Bank & Trust dated July 16, 1985, as amended on October 1, 1992 (5).

  10(j) Assignment of Promissory Note and Mortgage as Security dated June 30, 1994 (5).

  10(k)         Assignment of Mortgage as Security dated April 15, 1987 (5).

  10(l) Assignment of Promissory Note and Security Agreements as Security dated April 15, 1987 (5).

  10(m) Promissory Note issued by Fables-Innkeepers Management, Inc., in the principal amount of $61,538.23 dated December 31, 1992 (5).

  10(n)         Promissory Note issued by Fables-Innkeepers Management, Inc.
                in the principal amount of $117,487.65 dated December 31, 1992 (5).

  10(o)         Amendment No. 5 to Management Agreement. (7).

  10(p)         Consulting Agreement between the Company and Robert J.
                Skandalaris, dated February 20, 1995 (7).

  10(q) Stock Purchase and Sale Agreement dated September 19, 1995 between the Company, Meritage Hospitality Group
                Incorporated, Donald W. Reynolds and Innkeepers Management Company, and accompanying exhibits (8).

  10(r) Loan Agreement dated February 26, 1996 among Thomas Edison Inns, Inc., as borrower, St. Clair Inn, Inc., Spring Lake Inn, Inc. and Thomas Edison Inn, Incorporated, as guarantors, and Great American Life Insurance Company, as lender.

  16            Letter on change in certifying accountant (4).

  21            List of Subsidiaries.
____________________
Exhibits previously filed and incorporated by reference from:
(1)     The registration statement on Form S-18 No. 33-10798c.
(2) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1987.
(3) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1988.
(4)     The Form 8-K filed with the SEC on February 4, 1994.
(5) The Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994.
(6) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended February 28, 1995.
(7) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended May 31, 1995.
(8) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended August 31, 1995.
(9)     The Form 8-K filed with the SEC on February 3, 1996.