Form 10KSB/A
period 1995-11-30
EDISON THOMAS INNS INC
filed 1996-03-14
CIK 808219

The following items were the subject of a Form 12b-25 and are included herein: Item 6, Management's Discussion and Analysis and Plan of Operation;
Item 7, Financial Statements.

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
                                      TO
                                 ANNUAL REPORT
(Mark One)

[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the fiscal year ended November 30, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ---------- to -----------

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X] No ----

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

The aggregate market value of the voting stock held by non-affiliates as of March 8, 1996, was $3,121,698 computed based upon the price ($6.00) at which shares of voting stock sold on March 8, 1996 in the last transaction known to the Company before the date of this report. For the purpose of this calculation, officers, directors and greater than 5% shareholders are assumed to be affiliated.

As of March 8, 1996, there were outstanding 3,020,150 shares of Common
Stock.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No[X]

                     Documents Incorporated by Reference:
Portions of the Issuer's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders are incorporated by reference in Part III, as specified.

                                    PART I

Item 1.  Description of Business

General

         Thomas Edison Inns, Inc. (the "Company") is a Michigan corporation that was incorporated on August 8, 1986. The Company is engaged in the hospitality business, including the operation of hotels, restaurants and other hospitality-related entities. In its business, the Company owns and operates, through its wholly owned subsidiaries, three full service hotels: the 121-room Spring Lake Holiday Inn located on the Grand River in Spring Lake, Michigan; the 96-room St. Clair Inn located on the St. Clair River in St. Clair, Michigan; and the 150-room Thomas Edison Inn located on the
St. Clair River in Port Huron, Michigan (referred to individually as a "Hotel", and collectively as the "Hotels"). Each Hotel has a waterfront location and seeks primarily business travelers and tourists who desire full service accommodations such as guest rooms, restaurants and meeting rooms.

         The Company's principal executive office is located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503, its telephone number is (616) 776 - 2600 and its facsimile number is (616) 776 - 2776. Unless otherwise specified, or unless the context otherwise requires, all references to the Company include Thomas Edison Inns, Inc. and its subsidiaries.

Replacement and Restructuring of Management

         From its inception in 1986 until January 1996, Donald W. Reynolds served as Chairman of the Board, CEO, President, Treasurer and Secretary of the Company, and the Company engaged Innkeepers Management Company, a Michigan corporation wholly owned by Mr. Reynolds ("Innkeepers"), to manage the Company's business, including the Hotels, pursuant to a Management Agreement. In fiscal 1994 and 1995, the Company paid fees to Innkeepers of $456,750 and $402,786.

         As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 3, 1996, Mr. Reynolds was removed as President and as a director of the Company
by the St. Clair County (Michigan) Circuit Court on January 8, 1996.   The
court appointed Frank O. Staiger as acting President and director. On January 25, 1996, Meritage Hospitality Group Incorporated, the Company's majority shareholder ("Meritage"), amended the Company's Bylaws to classify the Board of Directors into two classes, expanded the Board of Directors to 10 directors and appointed five new directors: Christopher B. Hewett, David
S. Lundeen, Joseph L. Maggini, Robert E. Schermer, Jr. and Robert E. Schermer, Sr. On January 25, 1996, the Company's newly expanded Board of Directors removed Mr. David C. Distad, son-in-law of Mr. Reynolds, as Vice President and Chief Financial Officer of the Company and terminated the Management Agreement with Innkeepers. The Company no longer employs a third party management company; instead, the Company has installed new management to operate its business directly in an effort to more effectively utilize the Company's resources and employees.

         The Company's new executive officers are Mr. Hewett, President and Chief Executive Officer, Mr. Schermer, Jr., Executive Vice President, Chief Financial Officer and Treasurer, Gerard Belisle, Jr., Senior Vice President
- Operations, and James R. Saalfeld, Vice President, General Counsel and Secretary. In addition, the Company has hired nine new management level employees who have an active role in, and substantial responsibilities with regard to, the operational management of the Hotels.

         The Company and its subsidiaries employ approximately 142 persons full time and approximately 315 persons part time in the operation of the Hotels. None of the employees are part of a collective bargaining unit. The Company believes that its relations with its employees are favorable.

Thomas Edison Inn

         The Thomas Edison Inn opened in 1987 and is located on approximately
9.6 acres on the St. Clair River in Port Huron, Michigan. The Hotel has 149 rooms, a 250 seat restaurant that overlooks the St. Clair River and Lake Huron, a 150 seat cocktail lounge, and a variety of meeting facilities accommodating up to 500 people. Other facilities include an indoor swimming pool, a poolside whirlpool, and a health club and retail shops leased to third party vendors. The Company is proceeding on a multi-year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

         The Hotel's room revenue is derived from small groups, individual corporate travelers and leisure travelers. Telemarketing and billboard advertising have been the primary methods of promoting the Hotel.

         The Hotel's food and beverage facilities are heavily patronized by local clientele which results in food and beverage revenues significantly higher than industry norms for similar size hotels.

St. Clair Inn

         The St. Clair Inn opened in 1926 and is located on approximately 3.6 acres on the St. Clair River in downtown St. Clair, Michigan. The Hotel has 96 rooms, a 240 seat restaurant, a 60 seat cocktail lounge, and a variety of meeting facilities accommodating up to 250 people. Other facilities include an indoor swimming pool and approximately 1,000 feet of frontage along the St. Clair River with a boardwalk running most of that distance. The Company is proceeding on a multi-year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

         The Hotel's market mix is similar to that of the Thomas Edison Inn and also derives substantial food and beverage revenue from local clientele.

Spring Lake Holiday Inn

         The Spring Lake Holiday Inn opened in 1969 and is located on approximately 4.0 acres on the Grand River in Spring Lake, Michigan. The Hotel has 121 rooms, a 185 seat restaurant, a 125 seat cocktail lounge and a variety of meeting facilities accommodating up to 300 people. Other facilities include an outdoor and an indoor swimming pool. The Company is proceeding on a multi-year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

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

         On May 18, 1995, the term of the License Agreement was extended until August, 2009 and the Company was permitted to retain 1% of the monthly royalty payment of 5% of gross room revenues as an advertising assistance allowance until August, 1999.

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

         The Hotel's market mix is similar to that of the Thomas Edison Inn and also derives substantial food and beverage revenue from local clientele.

Non-core Assets

         The Company has a number of assets which do not directly relate to its hospitality business. These assets include (i) approximately 4.6 acres of residential property and undeveloped land adjacent to the Thomas Edison Inn, (ii) commercial property adjacent to the St. Clair Inn, (iii) a marina facility, including fifty-two boat slips, adjacent to the Spring Lake Holiday Inn, and (iv) approximately $5.1 million in life insurance policies on the life of Mr. Reynolds, former President and Chief Executive Officer of the Company (together, the "Non-core Assets"). The Company may sell or otherwise dispose of some or all of the Non-core Assets to raise additional funds which may be used for its Capital Expenditure Program (see below) or for other corporate purposes.

Capital Expenditure Program

         The Company is in the process of developing and implementing a multi-year capital expenditure program to upgrade and refurbish the Company's Hotels. During fiscal year 1996, the Company intends to spend approximately $1 million of currently available funds to upgrade and refurbish the Company's Hotels. The Company may finance additional expenditures through (i) the sale of some or all of the Non-core Assets,
(ii) funds generated from operations, or (iii) refinancing the First Mortgage Loan (see Item 2 "Financing and Encumbrances" for a description of the First Mortgage Loan).

Competition and Industry Conditions

         The hospitality industry is highly competitive. On the national level, occupancy has been improving along with the average daily rate over the last several years. A significant factor in the improvement of profitability has been the refinancing of fixed interest rate loans bearing higher rates of interest. Industry sources forecast modest increases in occupancy, average daily rates and profits for 1996. The hospitality industry remains sensitive to local and national economic trends and may be adversely affected by economic downturns. No assurance can be given that a change in the general economic conditions would not adversely affect the operations and profitability of the Company.

         The following table illustrates the average daily room rates for the Hotels during 1994 and 1995 as compared to a national average:

                           Average Daily Room Rates
                    Thomas                      Spring Lake   National
   Fiscal Year    Edison Inn    St. Clair Inn   Holiday Inn   Average
   -----------    ----------    -------------   -----------   --------
      1994          $80.14         $75.18         $64.87       $63.37
      1995          $81.48         $71.41         $67.50       $67.34

         The following table illustrates the percentages of occupancy for 1994 and 1995 as compared to the national occupancy rate:

                                Occupancy Rates

                    Thomas                      Spring Lake   National
   Fiscal Year    Edison Inn    St. Clair Inn   Holiday Inn   Average
   -----------    ----------    -------------   -----------   --------
      1994           63%             58%            62%         65%
      1995           60%             60%            62%         66%

         The Hotels are in vigorous competition with a wide range of facilities offering various types of hospitality related services to the public. The competition includes several national and regional hotel chains offering a variety of accommodations, and independent hotels in each market
segment.    The areas of differentiation include the level of service and amenities customarily offered to the traveling public, as well as room rates. In addition, the hospitality industry has been developing new hotel products directed at specialized segments of the hospitality industry, such as all-suite properties, extended-stay properties and limited service properties. The continued modernization, refurbishment and maintenance of hotel properties are important factors to prevent competitive obsolescence. The demand for each Hotel's accommodations vary seasonally. Historically, the demand has been greatest during the summer, holiday periods and on weekends, resulting in higher revenues during the Company's second and third fiscal quarter. Other factors affecting each Hotel's operations include, among others, general economic conditions, changes in travel patterns, highway conditions and relocation, local business conditions, and competition from other lodging facilities.

         The Company's Hotels continue to be the dominant full service properties in their respective markets. To maintain its market share, the Company is in the process of implementing an expanded sales and marketing program for each Hotel. The Company is also implementing a Capital
Expenditure Program (See "Capital Expenditure Program" above).   In recent
years, all newly constructed hotel properties in the Company's markets have been limited service properties. The Company anticipates there will be increased competition in its respective markets in the future.

Governmental Regulations

         The hotel, restaurant, lounge and marina operations of the Company's facilities are subject to governmental regulation and licensing requirements, including, but not limited to, zoning, public health inspections, liquor licenses and marina operating permits.

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

Item 2.  Description of Property

         For a description of each Hotel that is owned and operated by the Company and its subsidiaries, see Item 1, "Description of Business." Each Hotel is held in fee, subject to the encumbrances that are described in "Financing and Encumbrances" below. The Company owns certain property described in Item 1 "Non-core Assets" which is subject to the encumbrances listed in "Financing and Encumbrances" below. Management of the Company believes that the Company's properties are adequately covered by insurance.

         The following table illustrates the most recent appraised values of the Company's Hotels and certain Non-core Assets:

                                Appraised Value

Property                        Appraised Value          Appraisal Date

Thomas Edison Inn and
2.59 acres of adjacent
undeveloped land                  $13,815,000            March 28, 1995

2.04 acres of residential
property and undeveloped land
adjacent to the Thomas Edison
Inn                                   185,000             March 6, 1996

St. Clair Inn                       6,550,000            March 28, 1995

Commercial Property
adjacent to St. Clair Inn             375,000             March 6, 1996

Spring Lake Holiday Inn
and marina facility                 5,000,000            March 30, 1995
                                   ----------
Total Appraised Value             $25,925,000
                                   ==========

Financing and Encumbrances

         On February 26, 1996, the Company entered into an agreement with Great American Life Insurance Company ("GALIC"), an affiliate of American Financial Group, Inc., to refinance all of its mortgage debt. The Company executed two promissory notes in favor of GALIC in the principal amount of $12,000,000 (the "First Mortgage Loan") and $3,000,000 (the "Second Mortgage Loan"), respectively. The interest rate on the First Mortgage Loan is equal to the Prime Rate of the Provident Bank (Cincinnati, Ohio) plus 1%, fully floating. The interest rate on the Second Mortgage Loan is equal to the Prime Rate of the Provident Bank plus 8%, fully floating. The First Mortgage Loan has a maturity date of March 1, 2012, with monthly payments of interest only during the first year and 180 equal monthly payments of
principal plus accrued interest thereafter.   The Second Mortgage Loan has a
maturity date of March 1, 2002, with monthly payments of interest only during the first year and 60 equal monthly payments of principal and accrued interest thereafter. The First Mortgage Loan may be prepaid in whole or in part at any time without penalty upon payment of all accrued interest. The Second Mortgage Loan may be prepaid in whole or in increments of $100,000 upon payment of all accrued interest plus a prepayment premium of 10% of the principal balance so prepaid, except that no prepayment premium shall be payable if GALIC requires such prepayment from the proceeds resulting from the disposition of certain collateral securing the Second Mortgage Loan.
The First Mortgage Loan is secured by, among other things, a first priority mortgage lien on the Hotels. The Second Mortgage Loan is secured by a second priority mortgage lien on the Hotels, by a first priority mortgage lien on the residential property and undeveloped land adjacent to the Thomas Edison Inn, the commercial property adjacent to the St. Clair Inn, and the marina facility adjacent to the Spring Lake Holiday Inn, by a collateral assignment of all life insurance policies owned by the Company on the life of Donald W. Reynolds, former President and Chief Executive Officer of the Company, and by an assignment of a Secured Promissory Note in the principal amount of $10,500,000 payable by Meritage to the Company (the "Meritage Note"). Both the First Mortgage Loan and the Second Mortgage Loan contain cross-default provisions.

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


         On January 25, 1996, the Company's newly expanded Board of Directors delegated to the Stock Purchase Agreement Committee, consisting of William
F. Ehinger, Mr. Maggini, Raymond A. Weigel, III and Mr. Staiger, the duty of evaluating, among other things, the Company's rights and obligations with respect to the claims asserted against Mr. Reynolds in the Derivative Proceeding. The Stock Purchase Agreement Committee will make recommendations to the Company's Board as to how the Company should proceed. In any event, the Company believes that all defendants other than Mr. Reynolds will be dismissed from the Derivative Proceeding in the near future.

         Because the suit is a derivative action, all monetary relief would
be in favor of the Company.   As a result, the Company does not anticipate
that the Company will be liable for a money judgment with respect to the Derivative Proceeding.

TAI Suit

         The Company has also been named, along with Meritage, Rebecca L. Awtrey, Mr. Ehinger, Joseph P. Michael and Mr. Weigel, in a proceeding (the "TAI Suit") filed by TEI Acquisition, Inc. ("TAI") (Case No. 95-00-33-88-CZ, St. Clair County (Michigan) Circuit Court, Deegan, J.). TAI seeks a declaratory judgment that the 870,248 shares TAI is reported to have acquired from Mr. Reynolds, his family and Innkeepers on November 7, 1995, have full voting rights. The Company believes that the 870,248 shares held by TAI (the "TAI Shares") were the subject of at least one control share acquisition as that term is defined by Chapter 7B of the Michigan Business Corporation Act ("MBCA") and, as a result, only have such voting rights as might be conferred on them at a meeting of shareholders held pursuant to
Section 798 of the MBCA. As a result, the Company believes the TAI Shares are presently non-voting shares.

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

                                                           Bid
         Fiscal Quarter                           High             Low

         Fiscal Year 1994                         No Published Bid Prices
         1st, 2d & 3rd Quarters, 1995             No Published Bid Prices

         October 18, 1995 -
         November 30, 1995                        $7.50            $5.88

         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The last transaction reported to the Company occurred on March 8, 1996, in which 1,000 shares of Common Stock were sold for $6.00 per share.


Holders.

         There are approximately 350 holders of record of the Company's Common Stock.

Dividends.

         The Company has never paid any dividends. Pursuant to the Company's loan agreements with GALIC (see Item 2 "Financing and Encumbrances" above), the Company may not pay any dividends other than the payment of a special dividend in the amount of $.50 per share of the Company's outstanding Common Stock (the "Special Dividend"). On March 9, 1996, the Board of Directors declared the Special Dividend with a record date of March 28, 1996 and payment date of April 13, 1996.

Item 6.  Management's Discussion and Analysis or Plan of Operation


Plan of Operation

         Since January 25, 1996, the Company has fundamentally changed its operations in a manner it believes will have a positive effect on future performance. During the first quarter of fiscal year 1996, the Company (i) appointed new executive officers and implemented a new management structure (See Item 1 "Replacement and Restructuring of Management"), (ii) closed on $15 million in new mortgage financing (See Item 2 "Financing and Encumbrances"), (iii) began implementing a Capital Expenditure Program to improve and upgrade its Hotels (See Item 1 "Capital Expenditure Program"), and (iv) began implementing a new sales and marketing program.

         On January 25, 1996, the Company's Board of Directors elected new executive officers and implemented a new management structure to internally operate the Company's hotel operations. The Company's new management team has extensive experience in the hospitality industry. The Company has created and filled the following new positions: Executive Vice President, Senior Vice President - Operations, Vice President and General Counsel, Executive Director of Operations, Executive Director of Sales and Marketing, Corporate Controller, Director of Purchasing, Director of Front Office and Reservations, Director of Property Maintenance, and Director of Housekeeping.

         The Company anticipates that future growth in the Company's business will be accomplished through improving its existing hotel operations and the acquisition of additional hotel and food service properties. The Company is actively seeking potential future acquisitions.


Results of Operations

         The Company's net sales for fiscal years 1995 and 1994 were $14,244,904 and $15,147,668, respectively. The decrease in fiscal year 1995 over fiscal year 1994 was $902,764, or 6.0%. The decrease was primarily attributable to the non-recurrence of a contract with one of its major customers. The Company believes it maintains a good relationship with this customer and continues to promote future conference business with it.

         Cost of food and beverages was $2,863,554 and $3,041,499 in fiscal 1995 and 1994, respectively. The decrease of $177,945 (5.9%) was due to the decrease in net sales discussed above.

         In fiscal 1995, the Company experienced increases in operating expenses of $35,493 (0.5%), and depreciation and amortization of $192,728 (15.6%). The increase in depreciation and amortization was a result of increased amortization related to deferred loan costs of approximately $350,000 and a decrease in depreciation of approximately $157,000.

         The net loss is substantially attributable to an increase in general and administrative expenses of $2,384,070 of which $1,361,470 is related to the litigation settlement described in "Impact of Unusual Events" below, associated professional fees of $792,693, and bad debt expense of $265,000. This increase in general and administrative expenses is a result of certain unusual events which occurred over the last year (see "Impact of Unusual Events" below) and which the Company does not anticipate will recur in its ordinary course of business.

          Interest expense for fiscal years 1995 and 1994 was $1,355,389 and $1,206,151, respectively. The increase of $149,238 (12.4%) from 1994 to 1995 is due to the increases in the prime rate. All of the Company's debt is based on a variable interest rate that is linked to the prime rate.

         Interest income was $387,099 in fiscal 1995 and $87,028 in fiscal 1994. The increase of $300,071 (344.8%) is due to increased cash and cash equivalents in fiscal 1995 as compared to fiscal 1994.

         Sundry other income in fiscal 1995 was $437,762 as compared to $224,129 in fiscal 1994. The increase of $213,633 (95.3%) was primarily attributed to the gain on the sale of a parcel of vacant land in the amount of $241,646.

         For the fiscal year ended November 30, 1995, the Company reported a loss before taxes and cumulative effect of change in accounting principle of $2,770,502. This represents an increase in loss before taxes and cumulative effect of change in accounting principle from fiscal 1994 of $2,972,640.

         The effective tax (benefit) rate was (26.0%) in 1995 and 55.4% in 1994. The 1995 effective tax rate primarily reflects adjustments from the federal statutory rate attributable to certain non-deductible expenses and different tax rates in previous years for net operating loss carrybacks. The 1994 effective tax primarily reflected non-deductible expenses.

         Earnings (loss) before cumulative effect of change in accounting principle for fiscal years 1995 and 1994 was ($2,049102) and $90,138, respectively, which resulted in earnings (loss) per share for each year of ($1.13) and $.06 respectively.

Impact of Unusual Events

         In 1995 the Company had general and administrative expenses of $4,979,621, an increase of $2,384,070, of which $2,154,163 related to a litigation settlement and associated professional fees. As discussed above, these expenses are a result of the Derivative Proceeding, the TAI Suit, the Meritage Suit and a lawsuit filed by Meritage against the Company, Mr. Reynolds and his family (Case No. 1:95 CV 451, Quist, J., U.S. District Court for the Western District of Michigan, S.D.)(the "7B Suit"). In settling the 7B Suit, the Company agreed to pay the cost and expenses, including legal fees, of Meritage and Mr. Reynolds and his family. In the Derivative Proceeding, the Company advanced sums under the indemnification provisions of the Company's Bylaws for the defense of current directors Ms. Awtrey and Messrs. Ehinger, Michael and Weigel, and for Mr. Reynolds, a director at the time of suit. The 7B Suit has been dismissed and the Company anticipates being dismissed from the Derivative Suit and Meritage Suit in the near future. The Company does not anticipate incurring costs and expenses of this magnitude in its ordinary course of business.

         Included in general and administrative expenses is a $193,875 guarantee fee to Mr. Reynolds for guaranteeing the Company's indebtedness and $260,000 bad debt expense relating to Mr. Reynolds's indebtedness to the Company. The Company does not anticipate these expenses recurring in the future.

Financial Condition and Liquidity

         The refinancing of the Company's mortgage indebtedness has placed the Company in a stronger financial position for the coming year. In order to increase revenues, the Company believes it must make substantial capital expenditures in both the short and long term in order to remain competitive in its respective markets. Consequently, the Company has embarked on a capital expenditure program to refurbish and upgrade its Hotels (see Item 1 "Capital Expenditure Program"). The Company has budgeted the following capital expenditures over the next 3 years:

                          Capital Expenditures Budget

                 Fiscal Year                  Capital Expenditures
                 1996                             $   2,340,000
                 1997                             $   1,430,000
                 1998                             $   1,540,000


         Sources of funds for capital expenditures include (i) $1,000,000 in existing funds, (ii) the sale of some or all of the Non-core Assets (See
Item 1 "Non-core Assets"), (iii) funds generated from operations, or (iv) refinancing the First Mortgage Loan (see Item 2 "Financing and
Encumbrances").

         In September 1995, the Company received the Meritage Note in the principal amount of $10,500,000 in exchange for the sale of 1,500,000 common shares to Meritage. The Meritage Note requires payments to the Company of $1,312,500 commencing on September 19, 1998, and continuing each year thereafter for the next seven years. The Meritage Note has a present discounted value of $5,602,532 (using a discount rate of 11%).

         As of November 30, 1995, Mr. Reynolds and parties affiliated with him owed the Company approximately $695,000. The Company believes these loans are not on terms favorable to the Company and intends to immediately pursue collection of all such outstanding loans. The Company has established an allowance of $260,000 against these receivables.

         As of November 30, 1995 the Company's current assets exceeded its current liabilities by $43,681 as compared to fiscal year 1994 in which current assets exceeded current liabilities by $406,283. For these periods, the ratios of current assets to current liabilities were 1.01:1 and 1.26:1, respectively. The Company had a substantial increase in both current assets and current liabilities. The increase in current assets was attributable in part to an increase in cash and cash equivalents of approximately $715,000 and an increase in refundable income taxes of approximately $319,000. The increase in current liabilities was attributable in part to an increase in accrued expenses of approximately $1,764,000 and a decrease in amounts due to stockholder of approximately $248,000.

         The Company has agreed to general financial covenants in its loan agreement(s) with GALIC. An overview of the covenants is as follows:

         *A minimum net worth requirement increasing from $2,500,000 on November 30, 1996 to $3,500,000 on November 1997 and $250,000 per
         quarter thereafter.

         *An Operating Cash Flow/Debt Service ratio ranging from 2.4 to 1 on November 30, 1996 to 5.1 to 1 on November 30, 2002.

         *An Operating Cash Flow minus Capital Expenditures/Debt Service ratio ranging from 0.8 to 1 on November 30, 1996 to 4.2 to 1 on November 30, 2002.

         *A Total Debt/Operating Cash Flow ratio ranging from 4.1 to 1 on November 30, 1996 to 1.3 to 1 on November 30, 2002.

         The Company's minimum principal payments per year on long-term debt to maturity consisting of the First Mortgage Loan and the Second Mortgage Loan (see Item 2 "Financing and Encumbrances") are as follows:

                 Year                    Annual Principal Payments
                 1996                                     $0
                 1997                              1,050,000
                 1998 - 2001 (4 years)             1,400,000
                 2002                                950,000
                 2003 - 2011 (9 years)               800,000
                 2012                                200,000
                                                  ----------
                 Total                           $15,000,000
                                                  ==========

         The Company is seeking to refinance the First Mortgage Loan in an amount up to $14 million. The Company intends to use any additional funds raised (i) to pay down the Second Mortgage Loan; and (ii) for capital expenditures. See Item 1 "Capital Expenditure Program."

Effects of Changing Prices

         Similar to other businesses in the hospitality industry, the Company is sensitive to changes in interest rates and costs. The Company currently has indebtedness in the aggregate amount of $15,000,000, $12,000,000 of which is subject to interest at a floating rate of 1% over the prime rate and $3,000,000 of which is subject to interest at a floating rate of 8% over the prime rate. Increases or decreases in the prime rate would increase or decrease the Company's interest expense for a fiscal year. In 1995, the Federal Reserve Board increased the discount rate resulting in an increase in the prime rate. Because of these increases, the Company's interest expense rose by $149,238 as compared to fiscal year 1994.

         As a result of its future upgrading and refurbishing its Hotels, the Company anticipates an improvement in the Company's revenues. The Company also anticipates that its new management will ultimately reduce administrative expenses and eliminate related party expenditures. As a result of GALIC's refinancing of the Company's indebtedness on February 26, 1996, the Company anticipates a rise in interest expense. If inflation increases or there is a general economic recession in the Company's markets, the Company would likely experience a decline in business travel, tourism, and attendance at conventions and conferences. Similarly, inflation would also likely lead to higher food, beverage and labor costs. Inflationary increases in such costs may be difficult to pass thru to customers, resulting in a reduced operating profit margin.

Item 7.  Financial Statements

         The following pages contain the Consolidated Balance Sheet of the Company and its subsidiaries as of November 30, 1995, and the related Consolidated Statements of Operations and Stockholders' Equity and Cash Flows for the years ended November 30, 1995, and 1994, including the report of the Company's independent certified public accountants.

              Report of Independent Certified Public Accountants


Board of Directors
Thomas Edison Inns, Inc.

We have audited the accompanying consolidated balance sheet of Thomas Edison Inns, Inc. (a Michigan corporation) and subsidiaries as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thomas Edison Inns, Inc. as of November 30, 1995 and the consolidated results of its operations and its consolidated cash flows for the years ended November 30, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in Note H to the consolidated financial statements, effective December 1, 1993 the Company changed its method of accounting for income taxes.

Detroit, Michigan
February 1, 1996
(except for Note G as to which the date is February 26, 1996)

                   Thomas Edison Inns, Inc. and Subsidiaries
                                 Balance Sheet
                               November 30, 1995

                                    ASSETS
Current Assets
  Cash and cash equivalents                       $  1,336,891
  Trade accounts receivable, less allowance
    for doubtful accounts of $29,000                   570,428
  Inventories (Note A)                                 208,891
  Refundable income taxes                              433,500
  Prepaid expenses and other current assets
   (Notes B and H)                                     465,225
                                                    __________
         Total Current Assets                        3,014,935

  Property, Plant and Equipment, net
   (Notes A, C and G)                               13,218,340

  Deferred Income Taxes (Note H)                       437,100

  Other Assets (Note D)                                877,698

  Amounts Due from Related Parties (Note E)            435,430
                                                    __________
                      Total Assets                 $17,983,503
                                                  ============

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable - Bank (Note G)                  $  200,551
  Current portion of long-term debt                237,651
  Amounts due to stockholders and related parties    2,300
  Trade accounts payable                           448,886
  Accrued expenses (Note F)                      2,081,866
                                                __________
          Total Current Liabilities              2,971,254

Long-Term Debt (Note G)                         11,204,883

Deferred Income Taxes (Note H)                     752,000

Commitments and Contingencies (Note J)                   -

Stockholders' Equity
  Preferred stock - $0.01 par value;
    authorized 5,000,000 shares; issued
    and outstanding, none                                -
  Common stock - $0.01 par value;
   authorized  30,000,000 shares issued
   and outstanding 3,020,150 shares                 30,200
  Additional paid in capital                    10,684,750
  Note receivable from stock sale               (5,602,532)
  Accumulated deficit                           (2,057,052)
                                                __________
           Total Stockholders' Equity            3,055,366
                                                __________
           Total Liabilities and
           Stockholders' Equity                $17,983,503
                                               ===========

                   Thomas Edison Inns, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                           Years Ended November 30,

                                           1995        1994
                                        __________   __________
Net sales
  Room rents                          $  5,999,024 $  6,047,510
  Food and beverages                     8,245,880    9,100,158
                                        __________   __________
        Total sales                     14,244,904   15,147,668

Cost and expenses
  Cost of food and beverages             2,863,554    3,041,499
  Operating expenses                     7,215,061    7,179,572
  General and administrative expenses    4,979,621    2,595,551
  Depreciation and amortization          1,426,642    1,233,914
                                        __________   __________
  Total costs and expenses              16,484,878   14,050,536
                                        __________   __________

Earnings (loss) from operations         (2,239,974)   1,097,132
Other income (expense)
  Interest expense                      (1,355,389)  (1,206,151)
  Interest income                          387,099       87,028
  Sundry                                   437,762      224,129
                                        __________   __________
                                          (530,528)    (894,994)
                                        __________   __________
    Earnings (loss) before federal
    income tax and cumulative effect
    of change in accounting principle   (2,770,502)     202,138

Federal income tax expense (benefit)
(Notes A and H)                           (721,400)     112,000
                                        __________   __________
    Earnings (loss) before cumulative
    effect of change in accounting
    principle                           (2,049,102)      90,138

Cumulative effect on prior years of
changing to a different method of
accounting for income taxes (Note H)         -          117,300
                                        __________   __________
    Net loss                           $(2,049,102) $   (27,162)
                                       ============ ============
Earnings (loss) per share
  Before cumulative effect of change
    in accounting principle            $     (1.13) $       .06
 Cumulative effect of change in
   accounting principle                     -              (.08)
                                        __________   __________
 After cumulative effect of change
   in accounting principle             $     (1.13)  $     (.02)
                                       ============  ===========


The accompanying notes are an integral part of these financial statements.



                                          Thomas Edison Inns, Inc. and Subsidiaries
                                       Consolidated Statement of Stockholders' Equity
                                           Years Ended November 30, 1995 and 1994


                                                                          Note        Retained
                                                           Additional   Receivable    Earnings
                                       Preferred  Common     Paid-In    From Stock  (Accumulated
                                         Stock     Stock     Capital       Sale       Deficit)         Total
                                       _________  _______  ___________  __________    ___________    __________
Balance at December 1, 1993            $   -      $15,200  $5,1217,820  $   -        $ 19,212        $5,252,232

Net loss                                   -          -           -         -         (27,162)          (27,162)
                                          ____    _______  ___________  __________    __________     __________
Balance at November 30, 1994               -       15,200    5,217,820      -          (7,950)        5,225,070

Issuance of common stock (Note I)          -       15,000    5,466,930  (5,481,930)       -               -

Recognition of interest income on
  note receivable from stock sale          -          -          -        (120,602)       -            (120,602)

Net loss                                   -          -          -          -       (2,049,102)      (2,049,102)
                                         ____     _______   __________   __________   __________      _________
Balance at November 30, 1995            $  -      $30,200  $10,684,750 $(5,602,532) $(2,057,052)     $3,055,366
                                        =====    ========  =========== ============ ============    ===========

The accompanying notes are an integral part of these financial statements.


                   Thomas Edison Inns, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                           Years Ended November 30,

                                               1995         1994
                                            _________     _________

Cash Flows From Operating Activities
  Net loss                                $(2,049,102)    $ (27,162)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Cumulative effect of change in
        accounting principle                    -           117,300
      Depreciation and amortization         1,426,642     1,232,187
      Deferred income tax expense
        (benefit)                            (431,900)       14,000
      Gain on disposal of property,
        plant and equipment                  (241,646)      (11,769)
      Bad debt expense                        265,000           -
      Interest income on note receivable
        from stock sale                      (120,602)          -
      (Increase) decrease in assets
        Accounts receivable                   100,664      (233,209)
        Other current assets                  (19,608)      (21,502)
        Refundable income taxes              (318,705)     (114,795)
      Increase (decrease) in liabilities
        Accounts payable and accrued
          expenses                          1,814,566        43,188
        Income taxes payable                    -            (8,357)
                                            _________      _________
          Net cash provided by operating
            activities                        425,309       989,881

Cash Flows From Investing Activities
  Purchase of property, plant and equipment  (456,132)     (470,858)
  Proceeds from sale of property, plant
    and equipment                             616,646       100,964
  Increase in other assets                     (5,981)      (30,863)
  Additions to amount due from related
    parties                                  (682,248)     (673,635)
  Payments on amounts due from related
    parties                                 2,270,524       694,186
                                            _________     _________
          Net cash provided by (used in)
          investing activities              1,742,809      (380,206)

Cash Flows From Financing Activities
  Proceeds from long-term debt                 46,887          -
  Payments related to borrowings from
    stockholders and related parties         (248,163)     (21,557)
  Principal payments of notes payable            -          (7,640)
  Principal payments of long-term debt     (1,251,712)    (409,429)
                                            _________     _________
         Net cash used in financing
         activities                        (1,452,988)    (438,626)
                                            _________     _________
         Net increase in cash                 715,130      171,049

                   Thomas Edison Inns, Inc. and Subsidiaries
               Consolidated Statements of Cash Flows - Continued
                           Years Ended November 30,




                                                  1995          1994
                                                _________     _________

Cash and cash equivalents - beginning of year   $ 621,761      450,712
                                                _________     _________
Cash and cash equivalents - end of year        $1,336,891    $  621,761
                                               ==========    ==========

Supplemental Cash Flow Information
  Cash paid for interest and income taxes:
    Interest                                   $1,355,389   $1,206,151
    Income taxes                                     -         192,500


On September 19, 1995 a non-cash transaction occurred whereby 1,500,000 shares of common stock were issued in exchange for a non-interest bearing note receivable in the amount of $10,500,000. The discounted present value of the note receivable was $5,481,930. (See Note I)


The accompanying notes are an integral part of these financial statements.

                   Thomas Edison Inns, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                          November 30, 1995 and 1994



Note A - Nature of Business and Significant Accounting Policies

The Company conducts substantially all of its operations in the lodging and restaurant industry and has three Michigan locations. The Company's receivables are due principally from credit card companies and various entities located primarily in Michigan and Ontario, Canada.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, St. Clair Inn, Inc., Thomas Edison Inn, Incorporated and Spring Lake Inn, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories of food and beverages are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method.

Income Taxes

Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis of assets and liabilities. Assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Employment Benefits

The Company has a 401(k) Plan that covers substantially all employees. Company contributions are voluntary and at the discretion of the Board of Directors. There were no contributions to the Plan during the years ended November 30, 1995 and 1994.

Use of Estimates

In the preparation of financial statements management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994


Note A - Nature of Business and Significant Accounting Policies (Continued)

Earnings (Loss) Per Share

Earnings (loss) per share are computed based upon the weighted average number of shares outstanding during each year. The average number of shares outstanding was 1,815,984 shares and 1,520,150 shares for the years ended November 30, 1995 and 1994, respectively.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate their fair values.

New Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. This statement becomes effective for the year ended November 30, 1997. Management does not believe that the adoption of this standard will have a significant effect on the consolidated financial statements of the Company.

Note B - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at November 30, 1995:

Prepaid insurance               $  99,574
Prepaid property taxes             43,151
Prepaid single business tax       111,700
Deferred income taxes             111,900
Sundry                             98,900
                                 ________
                                 $465,225
                                =========

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note C - Property, Plant and Equipment

Property, plant and equipment are summarized as follows at November 30, 1995:

     Land and improvements                  $  1,515,513
     Buildings and improvements               18,522,242
     Furnishings and equipment                 7,067,815
                                              __________
                                              27,105,570

     Less accumulated depreciation and
     amortization                             13,887,230
                                              __________
                                             $13,218,340
                                             ===========

Depreciation expense was approximately $883,000 and $1,047,000 for the years ended November 30, 1995 and 1994.

Note D - Other Assets

Other assets consist of the following at November 30, 1995:

    Land held for expansion                      $642,757
    Cash surrender value of officers' life
      insurance (net of loans of $99,270)         188,875
    Sundry                                         46,066
                                                 ________
                                                 $877,698
                                                =========

At November 30, 1995, certain land held for expansion is pledged as collateral for a land contract.

Note E - Amounts Due From Related Parties and Related Party Transactions

Amounts due from related parties consist of the following:

    Amounts due from D.W. Reynolds               $477,321
    Amounts due from other related parties        218,109
                                                 ________
                                                  695,430
    Less allowance for doubtful receivables       260,000
                                                 ________
                                                 $435,430
                                                 ========

Amounts due from D.W. Reynolds, are due on demand. Repayment terms have not been established and therefore, the receivable is classified as non-current.

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note E - Amounts Due From Related Parties and Related Party Transactions (Continued)

Reynolds is the guarantor of an obligation of one of the Company's subsidiaries that has a balance of $2,924,975 at November 30, 1995. Other related parties from whom amounts are due consist of companies related by common ownership. No specific repayment terms exist.

The Company and each of its subsidiaries have entered into a management agreement with an affiliated company that is wholly-owned by D.W. Reynolds. The agreement was terminated on January 25, 1996. The affiliated Company earned a percent of gross revenue to manage the hotels. For the period from December 1, 1994 through February 28, 1995 the fee was 3% of gross revenue and for the period from March 1, 1995 through November 30, 1995 the fee was 2% of gross revenue. Management fees charged to operations totaled $402,786 and $456,750 for the years ended November 30, 1995 and 1994, respectively. The Board of Directors approved a 1-1/2% loan guarantee fee to be paid to D.W. Reynolds for the years ended November 30, 1995 and 1994. The fee paid was $193,875 for 1995 and $193,500 for 1994.

Note F - Accrued Expenses

Accrued expenses consist of the following:

    Litigation expenses                        $1,361,470
    Professional fees                             246,788
    Property taxes                                189,461
    Payroll and related payroll taxes             125,685
    Interest and other expenses                   158,462
                                                _________
                                               $2,081,866
                                              ===========

In connection with the litigation described in Note J, the Company agreed to pay certain expenses of the plaintiffs totaling $1,361,470.


Note G - Note Payable - Bank and Long-Term Debt

The note payable to bank is due on February 7, 1996 and bears interest at 1% over the prime rate (8.5% at November 30, 1995). It is collateralized by real estate and payment of the note is guaranteed by D.W. Reynolds. This note was paid in February 1996.

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note G - Note Payable - Bank and Long-Term Debt (Continued)

Long-term debt consists of the following obligations at November 30, 1995:

    Mortgage note payable to bank, due
    $23,174 per month including interest
    at prime plus 2% not to exceed 10.5%
    due October 1, 1997. (1)                 $  2,924,975

    Mortgage note payable to bank, due
    $28,108 per month including interest
    at prime plus 1%, due October 31,
    1997. (2)                                   3,464,780

    Term note payable to bank, due $16,531
    per month including interest at prime
    plus 1% due October 31, 1997. (2)             808,922

    Mortgage note payable to bank, due
    $37,194 per month including interest
    at prime plus 2% but not to exceed 10.5%,
    due October 1, 1997. (3)                     3,929,506

    Other notes and land contracts payable,
    requiring monthly payments aggregating
    $8,950, subject to interest at rates
    ranging from 6.90% to 11.00%. (4)              314,351
                                                __________
                 Total                          11,442,534

                 Less current portion              237,651
                                                __________
                                               $11,204,883
                                               ===========

Substantially all the Company's property, plant and equipment are pledged as collateral for the notes payable referred to above.

The prime lending rate was 8.5% at November 30, 1995.

(1) The applicable loan agreement prohibits the Company from paying dividends or purchasing any of its outstanding shares without obtaining the lender's permission. Payment of this obligation is guaranteed by D.W. Reynolds. As collateral for the guarantee, he has pledged a note receivable and a second mortgage on his personal residence. Company-owned life insurance policies in the amount of $2,000,000 and a policy in the amount of $1,000,000 owned by Reynolds also have been assigned to the lender as collateral.

         The Company is in default on several covenants under this loan agreement at November 30, 1995.

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note G - Note Payable - Bank and Long-Term Debt (Continued)

(2) D.W. Reynolds has pledged personally-owned life insurance policies in the amount of $3,000,000 to the lender as additional collateral for this obligation of the Company.


The Company is in default on several loan covenants under this loan agreement at November 30, 1995.

(3) The mortgage is collateralized by property and equipment of the Company and a guarantee provided by D.W. Reynolds. The Company is in default on several covenants under this loan agreement at November 30, 1995.

(4) In February 1996, the Company repaid certain loans with a balance at November 30, 1995 totaling $174,707.

Minimum principal payments on long-term debt to maturity as of November 30, 1995 are as follows:

           1996                 $     237,651
           1997                    11,078,153
           1998                        24,123
           1999                        10,128
           2000                        10,128
           Thereafter                  82,351
                                   __________
                                  $11,442,534
                                 ============

On February 26, 1996 the Company entered into new loan agreements with Great American Life Insurance Company and used the proceeds to pay off the existing mortgage notes and to increase working capital.




The terms of the new loans are as follows:
                                        Interest
               Loan         Amount          Rate
          ______________  __________  ____________

         First Mortgage  $12,000,000  Prime Plus 1%

         Second Mortgage $ 3,000,000  Prime Plus 8%

The first mortgage is secured by the hotel properties and the second mortgage is secured by a first security interest in the Meritage note (See
Note I), common stock of the Company, company-owned life insurance policies in the amount of $5,100,000 and various other property and equipment and a second security interest in the hotel properties.

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note G - Note Payable - Bank and Long-Term Debt (Continued)

For the first year of the loans, interest only is payable on a monthly basis. Thereafter, the first mortgage loan is payable in monthly installments of $66,667 plus interest with the final payment due on March 1, 2012 and the second mortgage loan is payable in monthly installments of $50,000 plus interest with the final payment due on March 1, 2002.

Loan covenants include a requirement for maintenance of a prescribed amount of net worth and certain financial ratios and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation.

The existing long-term debt has been classified according to its original terms to reflect the execution of the new loan agreements.

Note H - Income Taxes

In December 1993, the Company changed its method of accounting for income taxes from Accounting Principles Board Opinion No. 11 (APB 11) and adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. According to the provisions of SFAS 109, prior years' financial statements have not been restated.

Income tax expense is summarized as follows:

                                        Year Ended    November 30,
                                          1995           1994
                                        ___________   ___________
     Current expense (benefit)          $(289,500)    $  98,000
     Deferred expense (benefit)          (431,900)       14,000
                                         _________      ________
                                        $(721,400)     $112,000
                                        ==========     =========

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note H - Income Taxes (Continued)

Deferred tax assets and liabilities at November 30, 1995 consist of the following:

    Deferred tax assets:
      Net operating loss carryforward           $ 267,400
      AMT credit carryforward                     140,000
      Allowance for doubtful accounts             111,900
      Michigan Single Business Tax - Federal       69,000
                                                 ________
                                                  588,300
   Deferred tax liabilities
     Depreciation                                (549,000)
     Michigan Single Business Tax - State        (203,000)
                                                 ________
                                                 (752,000)
   Less valuation allowance                       (39,300)
                                                  ________
            Net deferred tax liability          $(203,000)
                                                ==========


A valuation allowance of $39,300 was recorded during 1995.

The net operating loss carryforward expires in 2010.

The income tax provision reconciled to the tax computed at the statutory Federal rate was as follows:
                                         Years Ended November 30,
                                            1995        1994
                                          _________    _________

Tax (benefit) at statutory rates
  applied to income before federal
  income tax                             $(942,000)   $  68,700
Effect of nondeductible expenses,
  primarily officers' life insurance        24,700       43,300
Difference in rates of net operating
  loss carrybacks                          151,300          -
Other                                       44,600          -
                                          _________     ________
                                         $(721,400)    $112,000
                                         ==========    =========

Note I - Stock Purchase Agreement

On September 19, 1995, a stock purchase and sale agreement (Agreement) was executed by the Company, its principal stockholder and Meritage Hospitality Group Incorporated (Meritage). Under the agreement, the Company sold 1,500,000 shares of previously authorized newly issued common stock to Meritage at a total price of $10,500,000.

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note I - Stock Purchase Agreement (Continued)

Upon execution of the agreement, Meritage gave the Company a non-interest bearing promissory note for $10,500,000. The Note provides that Meritage does not have to make any payments to the Company for three years from the date of the Note (September 19, 1995). Beginning on the third anniversary of the Note, Meritage is required to make an annual payment of $1,312,500 for the next eight years.

The Note is secured by the shares issued to Meritage under the Agreement. The Note was discounted at 11% and is recorded as a reduction of stockholders' equity.

As required by the Agreement, the parties have agreed to settle certain litigation as described in Note J.

Note J - Litigation

The Company is involved, as both plaintiff and defendant, in certain legal proceedings. Except as described below, all of these proceedings arose in the ordinary course of the Company's business and, in the opinion of management, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material.

The Company has been named, among other defendants in a shareholder derivative lawsuit. The complaint alleges that the named directors and officers breached various fiduciary duties. In April 1995, the parties agreed to stay further proceeding while settlement negotiations were conducted. No further action has been taken in this case.

The Company and others are also defendants, in another lawsuit where the plaintiff (TAI) seeks a declatory judgment that the shares of common stock that they are reported to have bought from D.W. Reynolds and other related parties have full voting rights. Management believes that the shares held by TAI were the subject of at least one control share acquisition as that term is defined by Chapter 7B of the Michigan Business Corporation Act ("MBCA") and, as a result, only have such voting rights as are conferred on them at a meeting of stockholders held pursuant to Section 798 of the MBCA. As a result, management believes the shares are presently non-voting shares.

The Company has filed a counter-claim against TAI. The counter-claim maintains that TAI has interfered in the Company's management and control of its corporate and business affairs and otherwise injured the Company by undertaking certain actions.

                   Thomas Edison Inns, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - Continued
                          November 30, 1995 and 1994



Note J - Litigation (Continued)

The Company has also been named, among others, in a lawsuit filed by Meritage Hospitality Group Incorporated (Meritage).

This Suit seeks a declaration that the Company has repudiated the Stock Purchase Agreement and has lost all right to enforce its rights under the Stock Purchase Agreement and that Meritage is entitled to exercise its rights as a shareholder of the company without regard to any limitation on such rights appearing in the Stock Purchase Agreement and the removal of Mr. Reynolds and Mr. Ehinger as directors of the Company. The Company and Meritage agreed that Meritage would not pursue this action against the Company as long as the Company fulfilled its obligations to Meritage under the Stock Purchase Agreement. No action has occurred in this action and it is anticipated that the Company will be dismissed from the suit in the near future.

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

   3(ii)         Bylaws of Thomas Edison Inns, Inc. (2).

  10(a)          Management Agreement (1).

  10(b)          Amendment No. 1 to Management Agreement (3).

  10(c)          Amendment No. 2 to Management Agreement (3).

  10(d)          Adoption Agreement For Pathway Benefit Services, Inc.
                 Regional Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust; as amended May 24, 1994 (4).

  10(e)          Amendment No. 3 to Management Agreement dated February 11,
                 1995 (4).

  10(f) Reimbursement Agreement between the Company and First Federal Savings Bank & Trust dated April 15, 1987, as amended on October 1, 1992 (4).

  10(g) License Agreement between Spring Lake Inn, Inc. and Holiday Inns, Inc. dated July 26, 1983 (4).

  10(h) Loan Agreement between the Company and Michigan National Bank-Central dated January 28, 1987, as amended on August 19, 1993 (4).

  10(i) Loan Agreement between St. Clair Inn, Inc. and First Federal Savings Bank & Trust dated July 16, 1985, as amended on October 1, 1992 (4).

  10(j) Assignment of Promissory Note and Mortgage as Security dated June 30, 1994 (4).

  10(k)          Assignment of Mortgage as Security dated April 15, 1987 (4).

  10(l) Assignment of Promissory Note and Security Agreements as Security dated April 15, 1987 (4).

  10(m) Promissory Note issued by Fables-Innkeepers Management, Inc., in the principal amount of $61,538.23 dated December 31, 1992 (4).

  10(n)          Promissory Note issued by Fables-Innkeepers Management, Inc.
                 in the principal amount of $117,487.65 dated December 31, 1992 (4).

  10(o)          Amendment No. 5 to Management Agreement. (5).

  10(p)          Consulting Agreement between the Company and Robert J.
                 Skandalaris, dated February 20, 1995 (5).

  10(q) Stock Purchase and Sale Agreement dated September 19, 1995 between the Company, Meritage Hospitality Group
                 Incorporated, Donald W. Reynolds and Innkeepers Management Company, and accompanying exhibits (6).

  10(r) Loan Agreement dated February 26, 1996 among Thomas Edison Inns, Inc., as borrower, St. Clair Inn, Inc., Spring Lake Inn, Inc. and Thomas Edison Inn, Incorporated, as guarantors, and Great American Life Insurance Company, as lender (7).

  16             Letter on change in certifying accountant (8).

  21             List of Subsidiaries (7).

__________________________

Exhibits previously filed and incorporated by reference from:

(1)      The registration statement on Form S-18 No. 33-10798c.
(2)      The Form 8-K filed with the SEC on February 3, 1996.
(3) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1988.
(4) The Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994.
(5) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended May 31, 1995.
(6) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended August 31, 1995.
(7) The Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1995.
(8)      The Form 8-K filed with the SEC on February 4, 1994.


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


                                 THOMAS EDISON INNS, INC.

Dated:  March 9, 1996            By /s/Christopher B. Hewett
                                    ------------------------
                                    Christopher B. Hewett
                                    President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Rebecca L. Awtrey
------------------------
Rebecca L. Awtrey                   Director           March 9, 1996


/s/William F. Ehinger
------------------------
William F. Ehinger                  Director           March 9, 1996


/s/Christopher B. Hewett
------------------------
Christopher B. Hewett               President, Chief
                                    Executive Officer
                                    and Director       March 9, 1996


/s/David S. Lundeen
------------------------
David S. Lundeen                    Director           March 9, 1996


/s/Joseph L. Maggini
------------------------
Joseph L. Maggini                   Director           March 9, 1996


/s/Joseph P. Michael
------------------------
Joseph P. Michael                   Director           March 9, 1996


/s/ Robert E. Schermer, Jr.
------------------------
Robert E. Schermer, Jr.            Executive Vice
                                   President, Chief
                                   Financial Officer
                                   and Director        March 9, 1996


/s/Robert E. Schermer, Sr.
-------------------------
Robert E. Schermer, Sr.            Chairman of the
                                   Board               March 9, 1996

/s/Frank O. Staiger
--------------------------
Frank O. Staiger                   Director            March 9, 1996

/s/Raymond A. Weigel III
-------------------------
Raymond A. Weigel III             Director             March 9, 1996

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

   3(ii)         Bylaws of Thomas Edison Inns, Inc. (2).

  10(a)          Management Agreement (1).

  10(b)          Amendment No. 1 to Management Agreement (3).

  10(c)          Amendment No. 2 to Management Agreement (3).

  10(d)          Adoption Agreement For Pathway Benefit Services, Inc.
                 Regional Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust; as amended May 24, 1994 (4).

  10(e)          Amendment No. 3 to Management Agreement dated February 11,
                 1995 (4).

  10(f) Reimbursement Agreement between the Company and First Federal Savings Bank & Trust dated April 15, 1987, as amended on October 1, 1992 (4).

  10(g) License Agreement between Spring Lake Inn, Inc. and Holiday Inns, Inc. dated July 26, 1983 (4).

  10(h) Loan Agreement between the Company and Michigan National Bank-Central dated January 28, 1987, as amended on August 19, 1993 (4).

  10(i) Loan Agreement between St. Clair Inn, Inc. and First Federal Savings Bank & Trust dated July 16, 1985, as amended on October 1, 1992 (4).

  10(j) Assignment of Promissory Note and Mortgage as Security dated June 30, 1994 (4).

  10(k)          Assignment of Mortgage as Security dated April 15, 1987 (4).

  10(l) Assignment of Promissory Note and Security Agreements as Security dated April 15, 1987 (4).

  10(m) Promissory Note issued by Fables-Innkeepers Management, Inc., in the principal amount of $61,538.23 dated December 31, 1992 (4).

  10(n)          Promissory Note issued by Fables-Innkeepers Management, Inc.
                 in the principal amount of $117,487.65 dated December 31, 1992 (4).

  10(o)          Amendment No. 5 to Management Agreement. (5).

  10(p)          Consulting Agreement between the Company and Robert J.
                 Skandalaris, dated February 20, 1995 (5).

  10(q) Stock Purchase and Sale Agreement dated September 19, 1995 between the Company, Meritage Hospitality Group
                 Incorporated, Donald W. Reynolds and Innkeepers Management Company, and accompanying exhibits (6).

  10(r) Loan Agreement dated February 26, 1996 among Thomas Edison Inns, Inc., as borrower, St. Clair Inn, Inc., Spring Lake Inn, Inc. and Thomas Edison Inn, Incorporated, as guarantors, and Great American Life Insurance Company, as lender (7).

  16             Letter on change in certifying accountant (8).

  21             List of Subsidiaries (7).

__________________________

Exhibits previously filed and incorporated by reference from:

(1)      The registration statement on Form S-18 No. 33-10798c.
(2)      The Form 8-K filed with the SEC on February 3, 1996.
(3) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1988.
(4) The Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994.
(5) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended May 31, 1995.
(6) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended August 31, 1995.
(7) The Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1995.
(8)      The Form 8-K filed with the SEC on February 4, 1994.