Form 10KSB/A
period 1995-11-30
EDISON THOMAS INNS INC
filed 1996-03-29
CIK 808219

===============================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A
                                AMENDMENT NO. 2
                                       TO
                                 ANNUAL REPORT

(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

 For the fiscal year ended November 30, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _____________________


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

 Securities Registered under Section 12(g) of the Exchange Act:  COMMON SHARES,
                           PAR VALUE $0.01 PER SHARE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   X      NO
                                                               ---         ---

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

The aggregate market value of the voting shares held by non-affiliates as of March 20, 1996 was $3,189,334 computed based upon the price ($6.13) at which voting shares sold on March 20, 1996 in the last transaction known to the Company before the date of this report. For the purpose of this calculation, officers, directors and greater than 5% shareholders are assumed to be affiliated.

As of March 20, 1996, there were outstanding 3,020,150 Common Shares.

Transitional Small Business Disclosure Format (check one):   YES     NO   X
                                                                 ---     ---

===============================================================================

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL
-------

    Thomas Edison Inns, Inc. (the "Company") is a Michigan corporation that was incorporated on August 8, 1986. The Company is engaged in the hospitality business, including the operation of hotels, restaurants and other hospitality-related entities. In its business, the Company owns and operates, through its wholly owned subsidiaries, three full service hotels: the 149-room Thomas Edison Inn located on the St. Clair River in Port Huron, Michigan; the 96-room St. Clair Inn located on the St. Clair River in St. Clair, Michigan; and the 121-room Spring Lake Holiday Inn located on the Grand River in Spring Lake, Michigan (referred to individually as a "Hotel", and collectively as the "Hotels"). Each Hotel has a waterfront location and seeks primarily business travelers and tourists who desire full service accommodations such as guest rooms, restaurants and meeting rooms.

    The Company's principal executive office is located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503, its telephone number is (616) 776 - 2600 and its facsimile number is (616) 776 - 2776. Unless otherwise specified, or unless the context otherwise requires, all references to the Company include Thomas Edison Inns, Inc. and its subsidiaries.

REPLACEMENT AND RESTRUCTURING OF MANAGEMENT
-------------------------------------------

    From its inception in 1986 until January 1996, Donald W. Reynolds served as Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary of the Company, and the Company engaged Innkeepers Management Company, a Michigan corporation wholly owned by Mr. Reynolds ("Innkeepers"), to manage the Company's business, including the Hotels, pursuant to a Management Agreement. In fiscal 1994 and 1995, the Company paid fees to Innkeepers of $456,750 and $402,786.

    As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 3, 1996, Mr. Reynolds was removed as a director and officer of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996. The court appointed Frank
O. Staiger as acting President and director. On January 25, 1996, Meritage Capital Corp., formerly known as Meritage Hospitality Group Incorporated, the Company's majority shareholder ("Meritage"), amended the Company's Bylaws to classify the Board of Directors into two classes, expanded the Board of Directors to 10 directors and appointed five new directors: Christopher B. Hewett, David S. Lundeen, Joseph L. Maggini, Robert E. Schermer, Jr. and Robert E. Schermer, Sr. On January 25, 1996, the Company's newly expanded Board of Directors removed David C. Distad, son-in-law of Mr. Reynolds, as Vice President and Chief Financial Officer of the Company and terminated the Management Agreement with Innkeepers. As a result, the Company no longer employs a third party management company; instead, the Company has installed new management to operate its business directly in an effort to more effectively utilize the Company's resources and employees.

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

THOMAS EDISON INN
-----------------

    The Thomas Edison Inn, which opened in 1987, is located on approximately
9.6 acres bordering the St. Clair River in Port Huron, Michigan. The Hotel has 149 rooms, a 250 seat restaurant that overlooks the St. Clair River and Lake Huron, a 150 seat cocktail lounge and a variety of meeting facilities accommodating up to 500 people. Other facilities include an indoor swimming pool, a poolside whirlpool, and a health club and retail shops leased to third
party vendors.   The Company is proceeding on a multi-year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

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

ST. CLAIR INN
-------------

    The St. Clair Inn, which opened in 1926, is located on approximately 3.6 acres bordering the St. Clair River in St. Clair, Michigan. The Hotel has 96 rooms, a 240 seat restaurant that overlooks the St. Clair River, a 60 seat cocktail lounge, and a variety of meeting facilities accommodating up to 250 people. Other facilities include an indoor swimming pool and approximately 1,000 feet of frontage along the St. Clair River with a boardwalk running most
of that distance.   The Company is proceeding on a multi-year capital
expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

    The Hotel's market mix is similar to that of the Thomas Edison Inn and the Hotel also derives substantial food and beverage revenue from local clientele.

SPRING LAKE HOLIDAY INN
-----------------------
    The Spring Lake Holiday Inn, which opened in 1969, is located on approximately 4.0 acres bordering the Grand River in Spring Lake, Michigan. The Hotel has 121 rooms, a 185 seat restaurant that overlooks the Grand River, a 125 seat cocktail lounge, and a variety of meeting facilities accommodating up to 300 people. Other facilities include an outdoor and an indoor swimming pool. The Company is proceeding on a multi-year capital expenditure program which will include upgrading and refurbishing the Hotel. See "Capital Expenditure Program" below.

    The Hotel is operated under a license agreement (the "License Agreement") with Holiday Inns, Inc. Under the License Agreement, the Hotel is entitled to use the service marks "Holiday Inn" and "Holidex" and certain other service marks and trademarks, and a computerized reservation network operating under the name "Holidex." In addition, the Hotel participates in advertising, public relations, marketing, and training programs sponsored by Holiday Inns, Inc. Under the License Agreement, the Hotel is required to pay a variety of fees and assessments to Holiday Inns, Inc.; is required to maintain its appearance and conduct its operations in accordance with standard specifications and policies as set forth by Holiday Inns, Inc.; and is subject to certain inspections and auditing by Holiday Inns, Inc. The License Agreement permits the Hotel to acquire certain products and services from various subsidiaries of Holiday Inns, Inc.

    On May 18, 1995, the term of the License Agreement was extended until August 2009 and the Company was permitted to retain 1% of the monthly royalty payment of 5% of gross room revenues as an advertising assistance allowance until August 1999.

     Holiday Inns, Inc. may terminate the license if the Hotel fails to meet its obligations under the License Agreement to the satisfaction of Holiday Inns, Inc. Any termination would result in the loss of the benefits of the Holiday Inns, Inc.'s advertising program, the loss of the use of the "Holiday Inn" name and related name recognition, and the loss of access to the Holidex reservation system. The Company believes the termination of the License Agreement could have a materially adverse effect on its operations. The Company believes that the Hotel is currently in compliance with the terms of the License Agreement and does not expect Holiday Inns, Inc. to terminate the License Agreement before its expiration date.

    The Hotel's market mix is similar to that of the Thomas Edison Inn and the Hotel also derives substantial food and beverage revenue from local clientele.

NON-CORE ASSETS
---------------

    The Company has a number of assets which do not directly relate to its hospitality business. These assets include (i) approximately 4.6 acres of residential property and undeveloped land adjacent to the Thomas Edison Inn,
(ii) commercial property adjacent to the St. Clair Inn, (iii) a marina facility, including fifty-two boat slips, adjacent to the Spring Lake Holiday Inn, and (iv) approximately $5.1 million in life insurance policies on the life of Mr. Reynolds (together, the "Non-core Assets"). The Company may sell or otherwise dispose of some or all of the Non-core Assets to raise additional funds which may be used for its Capital Expenditure Program (see below) or for other corporate purposes.

CAPITAL EXPENDITURE PROGRAM
---------------------------

    The Company is in the process of developing and implementing a multi-year capital expenditure program to upgrade and refurbish the Company's Hotels. During fiscal 1996, the Company intends to spend approximately $1 million of currently available funds to upgrade and refurbish the Company's Hotels.
The Company may finance additional expenditures through (i) the sale of some or all of the Non-core Assets, (ii) funds generated from operations, or (iii) refinancing the First Mortgage Loan (see Item 2 "Financing and Encumbrances" for a description of the First Mortgage Loan).

COMPETITION AND INDUSTRY CONDITIONS
-----------------------------------

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

        The following table illustrates the percentages of occupancy for 1994 and 1995 as compared to the national occupancy rate:

                               OCCUPANCY RATES

                          Thomas                            Spring Lake      National
         Fiscal Year      Edison Inn       St. Clair Inn    Holiday Inn      Average
         -----------      ----------       -------------    -----------      -------

         1994             63%              58%              62%              65%

         1995             60%              60%              62%              66%

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

GOVERNMENTAL REGULATIONS
------------------------

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

ITEM 2.  DESCRIPTION OF PROPERTY

         For a description of each Hotel that is owned and operated by the Company and its subsidiaries, see Item 1 "Description of Business." Each Hotel is held in fee, subject to the encumbrances that are described in "Financing and Encumbrances" below. The Company owns certain property described in Item 1 "Non-core Assets" which is subject to the encumbrances listed in "Financing and Encumbrances" below. Management believes that the Company's properties are adequately covered by insurance.

         The following table illustrates the most recent appraised values of the Company's Hotels and certain Non-core Assets:

                                APPRAISED VALUE
                                ---------------

         Property                                    Appraised Value         Appraisal Date
         --------                                    ---------------         --------------

         Thomas Edison Inn and
         2.59 acres of adjacent
         undeveloped land                                $13,815,000         March 28, 1995


         2.04 acres of residential
         property and undeveloped land
         adjacent to the Thomas Edison Inn                   185,000         March 6, 1996

         St. Clair Inn                                     6,550,000         March 28, 1995

         Commercial Property
         adjacent to St. Clair Inn                           375,000         March 6, 1996

         Spring Lake Holiday Inn
         and marina facility                               5,000,000         March 30, 1995
                                                           ---------


         TOTAL APPRAISED VALUE                           $25,925,000
                                                         ===========

FINANCING AND ENCUMBRANCES
--------------------------

         On February 26, 1996, the Company entered into an agreement with Great American Life Insurance Company ("GALIC"), an affiliate of American Financial Group, Inc., to refinance all of its mortgage debt. The Company executed two promissory notes in favor of GALIC in the principal amount of $12,000,000 (the "First Mortgage Loan") and $3,000,000 (the "Second Mortgage Loan"), respectively. The interest rate on the First Mortgage Loan is equal to the Prime Rate of the Provident Bank (Cincinnati, Ohio) plus 1%, fully floating. The interest rate on the Second Mortgage Loan is equal to the Prime Rate of the Provident Bank plus 8%, fully floating. The First Mortgage Loan has a maturity date of March 1, 2012, with monthly payments of interest only during the first year and 180 equal monthly payments of principal plus accrued interest
thereafter.   The Second Mortgage Loan has a maturity date of March 1, 2002, with monthly payments of interest only during the first year and 60 equal monthly payments of principal and accrued interest thereafter. The First Mortgage Loan may be prepaid in whole or in part at any time without penalty upon payment of all accrued interest. The Second Mortgage Loan may be prepaid in whole or in increments of $100,000 upon payment of all accrued interest plus a prepayment premium of 10% of the principal balance so prepaid, except that no prepayment premium shall be payable if GALIC requires such prepayment from the proceeds resulting from the disposition of certain collateral securing the Second Mortgage Loan. The First Mortgage Loan is secured by, among other things, a first priority mortgage lien on the Hotels. The Second Mortgage Loan is secured by a second priority mortgage lien on the Hotels, by a first priority mortgage lien on the residential property and undeveloped land adjacent to the Thomas Edison Inn, the commercial property adjacent to the St. Clair Inn, and the marina facility adjacent to the Spring Lake Holiday Inn, by a collateral assignment of all life insurance policies owned by the Company on the life of Mr. Reynolds and by an assignment of a Secured Promissory Note in the principal amount of $10,500,000 payable by Meritage to the Company (the "Meritage Note"). Both the First Mortgage Loan and the Second Mortgage Loan contain cross-default provisions.

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

DERIVATIVE PROCEEDING
---------------------

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

TAI SUIT
--------

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

         As previously reported in the Company's Current Report on Form 8-K filed with the SEC on February 3, 1996, the court ordered (i) the appointment of Mr. Staiger as President and as a director of the Company and (ii) that Meritage and the Company may proceed towards closing the Stock Purchase and Sale Agreement among the Company, Meritage, Mr. Reynolds and Innkeepers (the "Stock Purchase Agreement" which is described in the Company's Current Report on Form 8-K filed with the SEC on October 3, 1995). In an order entered on February 12, 1996, the Court (i) confirmed the resignation of Mr. Staiger and the appointment of Mr. Hewett as President of the Company and (ii) approved the closing of the Stock Purchase Agreement as between the Company and Meritage.

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

MERITAGE SUIT
-------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 25, 1996, pursuant to the MBCA and the Company's Articles of Incorporation and Bylaws, and with the consent of the Board of Directors, Meritage, as majority shareholder, amended the Company's Bylaws by shareholder consent to expand the size of the Board to ten directors and to classify the directors into 2 classes. Class I is comprised of five Meritage nominees appointed to fill the newly created vacancies (Mr. Hewett, Mr. Lundeen, Mr. Maggini, Mr. Schermer, Jr. and Mr. Schermer, Sr.) and Class II is comprised of the five incumbent directors (Ms. Awtrey and Messrs. Ehinger, Michael, Staiger and Weigel) who will each serve until the 1996 Annual

Meeting. The term of office of the Class I directors elected at the 1996 Annual Meeting will expire at the 1997 Annual Meeting. The term of office of the Class I directors elected as such at the 1997 Annual Meeting and thereafter will expire at the second annual meeting following their election. The term of office of the Class II directors elected as such at the 1996 Annual Meeting and thereafter will expire at the second annual meeting following their election. The Bylaws were also amended to provide that prior to the 1998 Annual Meeting, Meritage will not have the right to vote the Common Shares that Meritage owns as of January 25, 1996 (comprising 1,550,000 shares) for the election or removal of the Class II directors unless (i) the Company determines, or a court of competent jurisdiction orders, that the Company's Common Shares acquired by TAI directly or indirectly from Mr. Reynolds, his family and Innkeepers has voting power, or (ii) permitted by a majority of the Class II directors. If for any reason a 1998 Annual Meeting does not occur, all such voting limitations upon the Meritage shares shall become null and void on December 31, 1998. There are no limitations on the voting rights or voting powers of any Common Shares with respect to which Meritage acquires ownership or voting power after January 25, 1996. Prior to the 1998 Annual Meeting, Article III, Section 1 of the Restated and Amended Bylaws (which contains the above-described voting limitations on the Meritage shares) may be amended only with the approval of a majority of each of the Class I and Class II directors or by the holders of the majority of the shares entitled to vote at an election of directors, subject to the limitations applicable to the Meritage shares. If, however, an amendment to Article III,
Section 1 of the Restated and Amended Bylaws is to become effective on or after the date of the 1998 Annual Meeting, such amendment may be adopted and approved in the same manner as any other provision of the Restated and Amended Bylaws.
On and after the date of the 1998 Annual Meeting (or if no such meeting occurs, after December 31, 1998), Article III, Section 1 of the Restated and Amended Bylaws may be amended in the same manner as any other provision of the Restated and Amended Bylaws.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION.
-------------------

         During fiscal 1994 and until October 18, 1995, there was no established public trading market for the Company's Common Shares. Since October 18, 1995, bid and ask quotations regarding the Company's Common Shares have, from time to time, appeared under the symbol "TEIR" on the OTC Bulletin
Board of the NASDAQ Stock Market, Inc.   The following table sets forth the high
and low bid prices for the Common Shares during the period beginning on October 18, 1995 and ending on November 30, 1995 (the last day of fiscal 1995) as reported by the Nasdaq Trading and Market Services:

                                                                 Bid
         Fiscal Quarter                            High                      Low
         --------------                            -----                     ---

         Fiscal 1994                               No Published Quotations
         1st, 2d & 3rd Quarters, 1995              No Published Quotations

         October 18, 1995 -
         November 30, 1995                         $7.50                     $5.88

         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The last transaction reported to the Company occurred on March 20, 1996, in which 2,000 Common Shares were sold for $6.13 per share.

HOLDERS.
--------

         There are approximately 350 holders of record of the Company's Common Shares.

DIVIDENDS.
----------

         The Company has never paid any dividends. Pursuant to the Company's loan agreements with GALIC (see Item 2 "Financing and Encumbrances" above), the Company may not pay any dividends other than the payment of a special dividend in the amount of $.50 per Common Share (the "Special Dividend"). On March 9, 1996, the Board of
Directors declared the Special Dividend with a record date of March 28, 1996 and payment date of April 13, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


PLAN OF OPERATION
-----------------

         Since January 25, 1996, the Company has fundamentally changed its operations in a manner it believes will have a positive effect on future performance. During the first quarter of fiscal 1996, the Company (i) appointed new executive officers and implemented a new management structure (See Item 1 "Replacement and Restructuring of Management"), (ii) closed on $15 million in new mortgage financing (See Item 2 "Financing and Encumbrances"),
(iii) began implementing a Capital Expenditure Program to improve and upgrade its Hotels (See Item 1 "Capital Expenditure Program"), and (iv) began implementing a new sales and marketing program.

         On January 25, 1996, the Company's Board of Directors elected new executive officers and implemented a new management structure to internally operate the Company's hotel operations. The Company's new management team has extensive experience in the hospitality industry. The Company has created and filled the following new positions: Executive Vice President, Senior Vice President - Operations, Vice President and General Counsel, Executive Director - Operations, Executive Director - Sales and Marketing, Corporate Controller, Director - Purchasing, Director - Front Office and Reservations, Director - Property Maintenance, and Director - Housekeeping.

         The Company anticipates that future growth in the Company's business will be accomplished through improving its existing hotel operations and the acquisition of additional hotel and food service properties. The Company is actively seeking potential acquisitions.

RESULTS OF OPERATIONS
---------------------

         The Company's net sales for fiscal 1995 and 1994 were $14,244,904 and $15,147,668, respectively. The decrease in fiscal 1995 over fiscal 1994 was $902,764, or 6.0%. The decrease was primarily attributable to the non-recurrence of a contract with one of its major customers. The Company believes it maintains a good relationship with this customer and continues to promote future conference business with it.

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

          Interest expense for fiscal 1995 and 1994 was $1,355,389 and $1,206,151, respectively. The increase of $149,238 (12.4%) from 1994 to 1995 is due to increases in the prime rate. All of the Company's debt is based on a variable interest rate that is linked to the prime rate.

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

         For fiscal 1995, the Company reported a loss before taxes and cumulative effect of change in accounting principle of $2,770,502. This represents an increase in loss before taxes and cumulative effect of change in accounting principle from fiscal 1994 of $2,972,640.

         The effective tax (benefit) rate was (26.0%) in 1995 and 55.4% in 1994. The 1995 effective tax rate primarily reflects adjustments from the federal statutory rate attributable to certain non-deductible expenses and different tax rates in previous years for net operating loss carrybacks. The 1994 effective tax primarily reflected non-deductible expenses.

         Earnings (loss) before cumulative effect of change in accounting principle for fiscal 1995 and 1994 was ($2,049,102) and $90,138, respectively, which resulted in earnings (loss) per share for each year of ($1.13) and $.06 respectively.

IMPACT OF UNUSUAL EVENTS
------------------------

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

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

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

                                        CAPITAL EXPENDITURES BUDGET
                                        ---------------------------

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

         In September 1995, the Company received the Meritage Note in the principal amount of $10,500,000 in exchange for the sale of 1,500,000 Common Shares to Meritage. Beginning on the third anniversary of the Meritage Note, Meritage is required to make an annual payment of $1,312,500 for the next eight years. The Meritage Note has a present discounted value of $5,602,532 (using a discount rate of 11%).

         As of November 30, 1995, Mr. Reynolds and parties affiliated with him owed the Company approximately $695,000. The Company believes these loans are not on terms favorable to the Company and intends to immediately pursue collection of all such outstanding loans. The Company has established an allowance of $260,000 against these receivables.

         As of November 30, 1995, the Company's current assets exceeded its current liabilities by $43,681 as compared to fiscal 1994 in which current assets exceeded current liabilities by $406,283. For these periods, the ratios of current assets to current liabilities were 1.01:1 and 1.26:1, respectively. The Company had a substantial increase in both current assets and current liabilities. The increase in current assets was attributable in part to an increase in cash and cash equivalents of approximately $715,000 and an increase in refundable income taxes of approximately $319,000. The increase in current liabilities was attributable in part to an increase in accrued expenses of approximately $1,764,000 and a decrease in amounts due to shareholders of approximately $248,000.

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

                 *An Operating Cash Flow/Debt Service ratio ranging from 2.4 to
                        1 on November 30, 1996 to 5.1 to 1 on November 30, 2002.

                 *An Operating Cash Flow minus Capital Expenditures/Debt
                        Service ratio ranging from 0.8 to 1 on November 30, 1996 to 4.2 to 1 on November 30, 2002.

                 *A Total Debt/Operating Cash Flow ratio ranging from 4.1 to 1 on November 30, 1996 to 1.3 to 1 on November 30, 2002.

         The Company's minimum principal payments per year on long-term debt to maturity consisting of the First Mortgage Loan and the Second Mortgage Loan (see Item 2 "Financing and Encumbrances") are as follows:

                 Year                                       Annual Principal Payments
                 ----                                       -------------------------
                 1996                                                  $         0
                 1997                                                    1,050,000
                 1998 - 2001 ( 4 years)                                  1,400,000
                 2002                                                      950,000
                 2003 - 2011 (9 years)                                     800,000
                 2012                                                      200,000
                                                                        ----------

                 Total                                                 $15,000,000
                                                                        ==========

         The Company is seeking to refinance the First Mortgage Loan in an amount up to $14 million. The Company intends to use any additional funds raised (i) to pay down the Second Mortgage Loan; and (ii) for capital expenditures. See Item 1 "Capital Expenditure Program."

EFFECTS OF CHANGING PRICES
--------------------------

         Similar to other businesses in the hospitality industry, the Company is sensitive to changes in interest rates and costs. The Company currently has indebtedness in the aggregate amount of $15,000,000, $12,000,000 of which is subject to interest at a floating rate of 1% over the prime rate and $3,000,000 of which is subject to interest at a floating rate of 8% over the prime rate. Increases or decreases in the prime rate would increase or decrease the Company's interest expense for a fiscal year. In 1995, the Federal Reserve Board increased the discount rate, resulting in an increase in the prime rate. Because of these increases, the Company's interest expense rose by $149,238 as compared to fiscal 1994.

         As a result of its future upgrading and refurbishing of its Hotels, the Company anticipates an improvement in the Company's revenues. The Company also anticipates that its new management will ultimately reduce administrative expenses and eliminate related party expenditures. As a result of GALIC's refinancing of the Company's indebtedness on February 26, 1996, the Company anticipates a rise in interest expense. If inflation increases or there is a general economic recession in the Company's markets, the Company would likely experience a decline in business travel, tourism, and attendance at conventions and conferences. Similarly, inflation would also likely lead to higher food, beverage and labor costs. Inflationary increases in such costs may be difficult to pass through to customers, resulting in a reduced operating profit margin.


ITEM 7.  FINANCIAL STATEMENTS

         The following pages contain the Consolidated Balance Sheet of the Company and its subsidiaries as of November 30, 1995, and the related Consolidated Statements of Operations and Shareholders' Equity and Cash Flows for the years ended November 30, 1995, and 1994, including the report of the Company's independent certified public accountants.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Thomas Edison Inns, Inc.


We have audited the accompanying consolidated balance sheet of Thomas Edison Inns, Inc. (a Michigan corporation) and subsidiaries as of November 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended November 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/Grant Thornton LLP


Detroit, Michigan
February 1, 1996
(except for Note G as to which the date is February 26, 1996)

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                                 BALANCE SHEET
                               NOVEMBER 30, 1995

-------------------------------------------------------------------------------

                                     ASSETS

Current Assets
    CASH AND CASH EQUIVALENTS                                                     $  1,336,891
    Trade accounts receivable, less allowance
         for doubtful accounts of $29,000                                              570,428
    Inventories (Note A)                                                               208,891
    Refundable income taxes                                                            433,500
    Prepaid expenses and other current assets (Notes B and H)                          465,225
                                                                                    ----------

                 Total Current Assets                                                3,014,935

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES A, C AND G)                               13,218,340

DEFERRED INCOME TAXES (NOTE H)                                                         437,100

OTHER ASSETS (NOTE D)                                                                  877,698

AMOUNTS DUE FROM RELATED PARTIES (NOTE E)                                              435,430


                                                                                    __________
         Total Assets                                                              $17,983,503
                                                                                    ==========


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable - Bank (Note G)                                                   $   200,551
    Current portion of long-term debt                                                  237,651
    Amounts due to shareholders and related parties                                      2,300
    Trade accounts payable                                                             448,886
    Accrued expenses (Note F)                                                        2,081,866
                                                                                     ---------

                 Total Current Liabilities                                           2,971,254

LONG-TERM DEBT (NOTE G)                                                             11,204,883

DEFERRED INCOME TAXES (NOTE H)                                                         752,000

COMMITMENTS AND CONTINGENCIES (NOTE J)                                                    -

SHAREHOLDERS' EQUITY
    Preferred Shares - $0.01 par value;
         authorized 5,000,000 shares; issued
         and outstanding, none                                                            -
    Common Shares - $0.01 par value;
         authorized  30,000,000 shares; issued
         and outstanding 3,020,150 shares                                               30,200
    Additional paid in capital                                                      10,684,750
    Note receivable from sale of shares                                             (5,602,532)
    Accumulated deficit                                                             (2,057,052)
                                                                                    -----------

                 Total Shareholders' Equity                                          3,055,366
                                                                                    -----------

                 Total Liabilities and Shareholders' Equity                        $17,983,503
                                                                                    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                            YEARS ENDED NOVEMBER 30,


--------------------------------------------------------------------------------

                                                                             1995             1994
                                                                          -----------       ----------
Net sales
    Room rents                                                          $  5,999,024     $  6,047,510
    Food and beverages                                                     8,245,880        9,100,158
                                                                          ----------        ---------

         Total sales                                                      14,244,904       15,147,668

Cost and expenses
    Cost of food and beverages                                             2,863,554        3,041,499
    Operating expenses                                                     7,215,061        7,179,572
    General and administrative expenses                                    4,979,621        2,595,551
    Depreciation and amortization                                          1,426,642        1,233,914
                                                                          ----------       ----------

         Total costs and expenses                                         16,484,878       14,050,536
                                                                          ----------       ----------

Earnings (loss) from operations                                           (2,239,974)       1,097,132

Other income (expense)
    Interest expense                                                      (1,355,389)      (1,206,151)
    Interest income                                                          387,099           87,028
    Sundry                                                                   437,762          224,129
                                                                          ----------       ----------

                                                                            (530,528)        (894,994)
                                                                          ----------       ----------
         Earnings (loss) before federal income tax and
         cumulative effect of change in accounting principle              (2,770,502)         202,138

Federal income tax expense (benefit) (Notes A and H)                        (721,400)         112,000
                                                                            ---------      ----------
         Earnings (loss) before cumulative
         effect of change in accounting principle                         (2,049,102)          90,138

Cumulative effect on prior years of changing to a different
    method of accounting for income taxes (Note H)                                -           117,300
                                                                          ----------       ----------
         Net loss                                                       $ (2,049,102)    $    (27,162)
                                                                          ==========       ==========

Earnings (loss) per share
    Before cumulative effect of change in accounting principle          $      (1.13)    $        .06
    Cumulative effect of change in accounting principle                           -              (.08)
                                                                          ----------       ----------

    After cumulative effect of change in accounting principle           $      (1.13)    $       (.02)
                                                                          ==========       ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     YEARS ENDED NOVEMBER 30, 1995 AND 1994

--------------------------------------------------------------------------------

                                                                                      Note          Retained
                                                                   Additional      Receivable       Earnings
                                         Preferred    Common         Paid-In       From Share     (Accumulated
                                           Shares      Shares        Capital           Sale          Deficit)         Total
                                         --------    ---------       -------        ---------     ------------      ---------

              Balance at December 1,
              1993                       $      -       $15,200     $ 5,217,820  $           -     $    19,212     $5,252,232


              Net loss                          -            -              -                -         (27,162)       (27,162)
                                          --------       ------      ----------     ----------       ---------      ---------
              Balance at November 30,
              1994                              -        15,200       5,217,820              -          (7,950)     5,225,070

              Issuance of Common
              Shares (Note I)                   -        15,000       5,466,930     (5,481,930)              -              -

              Recognition of interest
              income on note
              receivable from
              sale of shares                    -            -               -        (120,602)              -       (120,602)

              Net loss                          -            -               -               -      (2,049,102)    (2,049,102)
                                          --------       ------      ----------     ----------      ----------      ---------
              Balance at November 30,
              1995                       $      -       $30,200     $10,684,750    $(5,602,532)    $(2,057,052)    $3,055,366
                                          ========       ======      ==========     ==========      ==========      =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEARS ENDED NOVEMBER 30,

--------------------------------------------------------------------------------

                                                                             1995             1994
                                                                          ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $(2,049,102)       $ (27,162)
    Adjustments to reconcile net income to net cash provided
      by operating activities
         Cumulative effect of change in accounting principle                      -           117,300
         Depreciation and amortization                                     1,426,642        1,232,187
         Deferred income tax expense (benefit)                              (431,900)          14,000
         Gain on disposal of property, plant and equipment                  (241,646)         (11,769)
         Bad debt expense                                                    265,000               -
         Interest income on note receivable from sale
           of shares                                                        (120,602)              -
         (Increase) decrease in assets
             Accounts receivable                                             100,664         (233,209)
             Other current assets                                            (19,608)         (21,502)
             Refundable income taxes                                        (318,705)        (114,795)
         Increase (decrease) in liabilities
             Accounts payable and accrued expenses                         1,814,566           43,188
             Income taxes payable                                                 -            (8,357)
                                                                           ---------          -------
                 Net cash provided by operating activities                   425,309          989,881

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                               (456,132)        (470,858)
    Proceeds from sale of property, plant and equipment                      616,646          100,964
    Increase in other assets                                                  (5,981)         (30,863)
    Additions to amount due from related parties                            (682,248)        (673,635)
    Payments on amounts due from related parties                           2,270,524          694,186
                                                                           ---------          -------

                 Net cash provided by (used in) investing activities       1,742,809         (380,206)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                              46,887              -
    Payments related to borrowings from
         shareholders and related parties                                   (248,163)         (21,557)
    Principal payments of notes payable                                           -            (7,640)
    Principal payments of long-term debt                                  (1,251,712)        (409,429)
                                                                           ---------          -------

                 Net cash used in financing activities                    (1,452,988)        (438,626)
                                                                           ---------          -------

                 Net increase in cash                                        715,130          171,049

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                            YEARS ENDED NOVEMBER 30,

--------------------------------------------------------------------------------

                                                        1995                 1994
                                                    -----------            ----------

Cash and cash equivalents - beginning of year       $  621,761             $  450,712
                                                     ---------              ---------

Cash and cash equivalents - end of year             $1,336,891             $  621,761
                                                     =========              =========


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest and income taxes:
    Interest                                        $1,355,389             $1,206,151
    Income taxes                                             -                192,500


On September 19, 1995, a non-cash transaction occurred whereby 1,500,000 Common Shares were issued in exchange for a non-interest bearing note receivable in the amount of $10,500,000. The discounted present value of the note receivable was $5,481,930. (See Note I)


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at November 30, 1995:

                 Prepaid insurance                                  $  99,574
                 Prepaid property taxes                                43,151
                 Prepaid single business tax                          111,700
                 Deferred income taxes                                111,900
                 Sundry                                                98,900
                                                                     --------
                                                                    $ 465,225
                                                                     ========

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at November 30, 1995:

    Land and improvements                               $  1,515,513
    Buildings and improvements                            18,522,242
    Furnishings and equipment                              7,067,815
                                                          ----------
                                                          27,105,570
    Less accumulated depreciation and
    amortization                                          13,887,230
                                                          ----------
                                                        $ 13,218,340
                                                          ==========

Depreciation expense was approximately $883,000 and $1,047,000 for the years ended November 30, 1995 and 1994.

NOTE D - OTHER ASSETS

Other assets consist of the following at November 30, 1995:

    Land held for expansion                            $     642,757
    Cash surrender value of officers' life
    insurance (net of loans of $99,270)                      188,875
    Sundry                                                    46,066
                                                             -------
                                                       $     877,698
                                                             =======
At November 30, 1995, certain land held for expansion is pledged as collateral for a land contract.

NOTE E - AMOUNTS DUE FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due from related parties consist of the following:

    Amounts due from Donald W. Reynolds                $     477,321
    Amounts due from other related parties                   218,109
                                                             -------
                                                             695,430
    Less allowance for doubtful receivables                  260,000
                                                             -------
                                                       $     435,430
                                                             =======
Amounts due from Donald W. Reynolds are due on demand. Repayment terms have not been established and therefore the receivable is classified as non-current.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE E - AMOUNTS DUE FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Donald W. Reynolds is the guarantor of an obligation of one of the Company's subsidiaries that has a balance of $2,924,975 at November 30, 1995. Other related parties from whom amounts are due consist of companies related by common ownership. No specific repayment terms exist.

The Company and each of its subsidiaries have entered into a management agreement with an affiliated company that is wholly-owned by Donald W. Reynolds. The agreement was terminated on January 25, 1996. The affiliated Company earned a percent of gross revenue to manage the Hotels. For the period from December 1, 1994 through February 28, 1995, the fee was 3% of gross revenues and for the period from March 1, 1995 through November 30, 1995, the fee was 2% of gross revenues. Management fees charged to operations totaled $402,786 and $456,750 for the years ended November 30, 1995 and 1994, respectively. The Board of Directors approved a 1.5% loan guarantee fee to be paid to Donald W. Reynolds for the years ended November 30, 1995 and 1994. The fee paid was $193,875 for 1995 and $193,500 for 1994.

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

    Litigation expenses                                   $1,361,470
    Professional fees                                        246,788
    Property taxes                                           189,461
    Payroll and related payroll taxes                        125,685
    Interest and other expenses                              158,462
                                                           ---------
                                                          $2,081,866
                                                           =========

In connection with the litigation described in Note J, the Company agreed to pay certain expenses of the plaintiffs totaling $1,361,470.

NOTE G - NOTE PAYABLE - BANK AND LONG-TERM DEBT

The note payable to bank is due on February 7, 1996 and bears interest at 1% over the prime rate (8.5% at November 30, 1995). It is collateralized by real estate and payment of the note is guaranteed by Donald W. Reynolds. This note was paid in February 1996.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE G - NOTE PAYABLE - BANK AND LONG-TERM DEBT (CONTINUED)

Long-term debt consists of the following obligations at November 30, 1995:

    Mortgage note payable to bank, due $23,174 per
    month including interest at prime plus 2% not to
    exceed 10.5%, due October 1, 1997. (1)                                        $  2,924,975

    Mortgage note payable to bank, due $28,108 per
    month including interest at prime plus 1%, due
    October 31, 1997. (2)                                                            3,464,780

    Term note payable to bank, due $16,531
    per month including interest at prime
    plus 1%, due October 31, 1997. (2)                                                 808,922

    Mortgage note payable to bank, due $37,194 per
    month including interest at prime plus 2% but not to
    exceed 10.5%, due October 1, 1997. (3)                                           3,929,506

    Other notes and land contracts payable, requiring
    monthly payments aggregating $8,950, subject to
    interest at rates ranging from 6.90% to 11.00%. (4)                                314,351
                                                                                    ----------
                          Total                                                     11,442,534

                          Less current portion                                         237,651
                                                                                    ----------
                                                                                   $11,204,883
                                                                                    ==========

Substantially all the Company's property, plant and equipment are pledged as collateral for the notes payable referred to above.

The prime lending rate was 8.5% at November 30, 1995.

    (1) The applicable loan agreement prohibits the Company from paying dividends or purchasing any of its outstanding shares without obtaining the lender's permission. Payment of this obligation is guaranteed by Donald W. Reynolds. As collateral for the guarantee, he has pledged a note receivable and a second mortgage on his personal residence. Company-owned life insurance policies in the amount of $2,000,000 and a policy in the amount of $1,000,000 owned by Donald W. Reynolds also have been assigned to the lender as collateral.

         The Company is in default on several covenants under this loan agreement at November 30, 1995.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994

--------------------------------------------------------------------------------

NOTE G - NOTE PAYABLE - BANK AND LONG-TERM DEBT (CONTINUED)

    (2) Donald W. Reynolds has pledged personally-owned life insurance policies in the amount of $3,000,000 to the lender as additional collateral for this obligation of the Company.

         The Company is in default on several loan covenants under this loan agreement at November 30, 1995.

    (3) The mortgage is collateralized by property and equipment of the Company and a guarantee provided by Donald W. Reynolds. The Company is in default on several covenants under this loan agreement at November 30, 1995.

    (4) In February 1996, the Company repaid certain loans with a balance at November 30, 1995 totaling $174,707.

Minimum principal payments on long-term debt to maturity as of November 30, 1995 are as follows:

                 1996                                    $   237,651
                 1997                                     11,078,153
                 1998                                         24,123
                 1999                                         10,128
                 2000                                         10,128
                 Thereafter                                   82,351
                                                          ----------
                                                         $11,442,534
                                                          ==========

On February 26, 1996, the Company entered into new loan agreements with Great American Life Insurance Company and used the proceeds to pay off the existing mortgage notes and to increase working capital.

The terms of the new loans are as follows:

                                                                                          INTEREST
                             LOAN                    AMOUNT                                 RATE
                          ----------               ----------                         -----------------

                          First Mortgage           $12,000,000                       Prime Plus 1%

                          Second Mortgage          $ 3,000,000                       Prime Plus 8%

The first mortgage is secured by the hotel properties and the second mortgage is secured by a first security interest in the Meritage Note (See Note I), 1,500,000 Common Shares of the Company, Company-owned life insurance policies in the amount of $5,100,000 and various other property and equipment and a second security interest in the hotel properties.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE G - NOTE PAYABLE - BANK AND LONG-TERM DEBT (CONTINUED)

For the first year of the loans, interest only is payable on a monthly basis. Thereafter, the first mortgage loan is payable in monthly installments of $66,667 plus interest with the final payment due on March 1, 2012, and the second mortgage loan is payable in monthly installments of $50,000 plus interest with the final payment due on March 1, 2002.

Loan covenants include a requirement for maintenance of a prescribed amount of net worth and certain financial ratios and restrictions on certain Common Share purchases, dividends, additional indebtedness and executive compensation.

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

Income tax expense is summarized as follows:

                                                             Year Ended November 30,
                                                             1995              1994
                                                             ----              ----

    Current expense (benefit)                             $(289,500)        $  98,000
    Deferred expense (benefit)                             (431,900)           14,000
                                                           --------           -------
                                                          $(721,400)         $112,000
                                                           ========           =======

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE H - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at November 30, 1995 consist of the following:

    Deferred tax assets:
         Net operating loss carryforward                                   $ 267,400
         AMT credit carryforward                                             140,000
         Allowance for doubtful accounts                                     111,900
         Michigan Single Business Tax - Federal                               69,000
                                                                            --------
                                                                             588,300
    Deferred tax liabilities
         Depreciation                                                       (549,000)
         Michigan Single Business Tax - State                               (203,000)
                                                                            --------
                                                                            (752,000)
    Less valuation allowance                                                 (39,300)
                                                                            --------

                 Net deferred tax liability                                $(203,000)
                                                                            ========

A valuation allowance of $39,300 was recorded during 1995.

The net operating loss carryforward expires in 2010.

The income tax provision reconciled to the tax computed at the statutory federal rate was as follows:

                                                                              Years Ended November 30,
                                                                              1995              1994
                                                                              ----              ----
    Tax (benefit) at statutory rates
         applied to income before federal
         income tax                                                        $(942,000)        $  68,700
    Effect of nondeductible expenses,
         primarily officers' life insurance                                   24,700            43,300
    Difference in rates of net operating loss carrybacks                     151,300                 -
    Other                                                                     44,600                 -
                                                                            --------           -------

                                                                           $(721,400)         $112,000
                                                                            ========           =======

NOTE I - STOCK PURCHASE AGREEMENT

On September 19, 1995, a stock purchase and sale agreement (Agreement) was executed by the Company, its principal shareholder and Meritage Hospitality Group Incorporated (Meritage). Under the agreement, the Company sold 1,500,000 shares of previously authorized newly issued Common Shares to Meritage at a total price of $10,500,000.

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE I - STOCK PURCHASE AGREEMENT (CONTINUED)

Upon execution of the agreement, Meritage gave the Company a non-interest bearing promissory note for $10,500,000. The Note provides that Meritage does not have to make any payments to the Company for three years from the date of the Note (September 19, 1995). Beginning on the third anniversary of the Meritage Note, Meritage is required to make an annual payment of $1,312,500 for the next eight years.

The Note is secured by the shares issued to Meritage under the Agreement. The Note was discounted at 11% and is recorded as a reduction of shareholders' equity.

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

The Company has been named, among other defendants, in a shareholder derivative lawsuit. The complaint alleges that the named directors and officers breached various fiduciary duties. In April 1995, the parties agreed to stay further proceedings while settlement negotiations were conducted. No further action has been taken in this case.

The Company and others are also defendants in another lawsuit where the plaintiff (TAI) seeks a declaratory judgment that the Common Shares that it is reported to have bought from Donald W. Reynolds and other related parties have full voting rights. Management believes that the shares held by TAI were the subject of at least one control share acquisition as that term is defined by Chapter 7B of the Michigan Business Corporation Act (MBCA) and, as a result, only have such voting rights as are conferred on them at a meeting of shareholders held pursuant to Section 798 of the MBCA. As a result, Management believes the shares are presently non-voting shares.

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

                   THOMAS EDISON INNS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NOVEMBER 30, 1995 AND 1994


--------------------------------------------------------------------------------
NOTE J - LITIGATION (CONTINUED)

The Company has also been named, among others, in a lawsuit filed by Meritage.

This suit seeks a declaration that the Company has repudiated the Stock Purchase Agreement and has lost all right to enforce its rights under the Stock Purchase Agreement and that Meritage is entitled to exercise its rights as a shareholder of the Company without regard to any limitation on such rights appearing in the Stock Purchase Agreement and the removal of Donald W. Reynolds and William F. Ehinger as directors of the Company. The Company and Meritage agreed that Meritage would not pursue this action against the Company as long as the Company fulfilled its obligations to Meritage under the Stock Purchase Agreement. No action has occurred in this suit and it is anticipated that the Company will be dismissed from the suit in the near future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 31, 1994, the Company changed its principal independent accountant for fiscal 1993. This change was previously reported on a Current Report on Form 8-K which was filed with the SEC on February 4, 1994.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers
--------------------------------

    The following is information concerning each of the current directors and executive officers and each of the former executive officers listed on the Summary Compensation Table, as of March 27, 1996:


                                                                                     Common Shares
                                                                                   Beneficially Owned
                                                                              ----------------------------
           Name and Age (1)                          Position                   Amount (2)    Percentage

  Robert E. Schermer, Sr. (3), (4)     Chairman of the Board of Directors             2,488        *
                  60
  Christopher B. Hewett (4), (5)       President, Chief Executive Officer         1,553,000      51.6%
                  37                   and Director

  Robert E. Schermer, Jr. (4), (5)     Executive Vice President, Chief            1,550,100      51.5%
                  37                   Financial Officer and Director

  Gerard Belisle, Jr.                  Senior Vice President-Operations                   0       --
                  56

  James R. Saalfeld                    Vice President, General Counsel and                0       --
                  29                   Secretary

  Rebecca L. Awtrey (5), (10)          Director                                      10,000        *
                  37

  William F. Ehinger (3), (6), (7)     Director                                      41,056      1.3%
                  67
  David S. Lundeen (8)                 Director                                       7,000        *
                  33

  Joseph L. Maggini (3), (7), (9)      Director                                      21,000        *
                  56

  Joseph P. Michael (8)                Director                                           0       --
                  56

  Frank O. Staiger (7)                 Director                                           0       --
                  66

                                                                                     Common Shares
                                                                                   Beneficially Owned
                                                                                   ----------------------------
           Name and Age (1)                          Position                   Amount (2)    Percentage

  Raymond A. Weigel, III (7), (8)      Director                                       4,975        *
                  48

  Donald W. Reynolds (5)               Former Chairman of the Board of              870,248      28.8%
                  66                   Directors, President, Chief Executive
                                       Officer, Treasurer and Secretary

  David C. Distad (5),(10)             Former Vice President and Chief               10,000        *
                  54                   Financial Officer

  All Current Executive Officers                                                  1,639,619      54.3%
  and Directors as a Group (12
  Persons)


(1) Unless otherwise indicated, the persons named have sole voting and investment power and direct beneficial ownership of the securities.
(2) The column sets forth Common Shares which are deemed "beneficially owned" by the named persons under Rule 13d-3 of the Securities Exchange
    Act of 1934.
(3) Compensation Committee Member
(4) Executive Committee Member
(5) See description of Common Share ownership contained under Item 11 "Security Ownership of Certain Beneficial Owners and Management."
(6) Includes 23,100 shares held by the Grabill Kitchens and Interiors, Inc. Retirement Trust, of which Mr. Ehinger is the sold vested beneficiary.
(7) Stock Purchase Agreement Committee Member
(8) Audit Committee Member
(9) Includes 2,000 shares held by Mr. Maggini jointly with his wife and 1,100 shares held directly by his wife.
(10)Includes 10,000 shares held in joint tenancy with Mr. Reynolds.

*   Less than 1%



    Robert E. Schermer, Sr. has been a director of the Company since January 25, 1996. He is currently Senior Vice President and Managing Director of Robert W. Baird & Co. Incorporated, an investment banking and securities brokerage firm headquartered in Milwaukee, Wisconsin ("Baird"). Mr. Schermer has held this position for more than five years. He is the father of Mr. Schermer, Jr.

    Christopher B. Hewett has been President, Chief Executive Officer and a director of the Company since January 25, 1996. He has served as President of Meritage since its inception in 1993. Mr. Hewett was Executive Vice President (1990-91) and later President (1991-93) of Ocean Reef Club, Inc., which was the owner, developer and operator of the Ocean Reef Club, a 5,000 acre mixed-use residential resort community in Key Largo, Florida. In 1993, Ocean Reef Club, Inc. sold the Ocean Reef Club and was renamed Key Largo Group, Inc. ("KLG"). Mr. Hewett remains President of KLG.

    Robert E. Schermer, Jr. has been Executive Vice President, Chief Financial Officer and a director of the Company since January 25, 1996. He has served as Executive Vice President of Meritage since 1993. From 1989 until 1993, he was Executive Vice President of Landquest Ltd, a private investment partnership which financed and developed residential real estate and hotel investments.

    Gerard Belisle, Jr. has been Senior Vice President-Operations of the Company since January 25, 1996. He has served as Vice President of Meritage since its inception in 1993. Mr. Belisle has served as Vice President of KLG since 1992. Prior to 1992,

Mr. Belisle was a hotel general manager for Carnival Hotels & Casinos, a Miami-based hotel owner and management company.

    James R. Saalfeld has been Vice President, General Counsel and Secretary of the Company since March 20, 1996. From 1992 until 1996, Mr. Saalfeld was an attorney with Dykema Gossett PLLC, a Grand Rapids, Michigan law firm.

    Rebecca L. Awtrey has been a director of the Company since May 1988. She is currently a housewife and mother. She served as the Director of Quality Control at Innkeepers from 1990 to 1994.

    William F. Ehinger has been a director of the Company since May 1988.
Since 1966, he has owned and been the President of Grabill Kitchens and Interiors, Inc., Rockford, Michigan, a manufacturers' representative. Since 1974, he has also been Chairman of the Board of Independent Bank-West Michigan, Rockford, Michigan.

    David S. Lundeen has been a director of the Company since January 25, 1996. From 1995, he has served as Executive Vice President and Chief Financial Officer of BSG Corporation, Austin, Texas, an information technology consulting company. From 1992 to 1995, Mr. Lundeen was President of Blockbuster Technology, a division of Blockbuster Entertainment. From 1990 to 1992, he worked for Blockbuster Entertainment as Director of Mergers & Acquisitions and Corporate Finance. Prior to 1990, Mr. Lundeen was an investment banker at Drexel Burnham Lambert in New York City.

    Joseph L. Maggini has been a director of the Company since January 25, 1996. Since founding it in 1974, he has served as President and Chairman of the Board of Magic Steel Corporation, Grand Rapids, Michigan, a steel service center.

    Joseph P. Michael has been a director of the Company since December 1988. Since 1995, Mr. Michael has served as Director-Lending Services for River Capital, Inc., Bloomfield Hills, Michigan, a mortgage brokerage firm. From November 1992 to 1995, he was the President of Community Financial and Mortgage, Inc., a mortgage broker. From August 1991 to November 1992, he was a financial and business consultant. From 1983 to August 1991, he was employed by First Federal Savings and Loan Association, a federal mutual association, formerly known as First Federal Savings Bank and Trust of Pontiac, Michigan ("First Federal"), where he was a Senior Vice President.

    Frank O. Staiger has been a director of the Company since January 8, 1996. He is currently a member of the law firm of Davidson, Staiger & Hill, Port Huron, Michigan. Mr. Staiger has held this position for more than 5 years.

    Raymond A. Weigel, III has been a director of the Company since December 1986. Since April 1992, he has been the President of CLB Consulting Inc., Grand Rapids, Michigan, a business consulting firm. From 1988 to April 1992, he was First Vice President of the Grand Rapids office of Baird. Mr. Weigel is currently a director of First National Bank of Manatee, Manatee, Florida.


Compliance with Section 16 of the Securities Exchange Act of 1934
-----------------------------------------------------------------

    The Company is not aware of any instances where any person, who during fiscal 1995 was required to file a report pursuant to Section 16(a) of the Securities Exchange Act of 1934, failed to report any transaction on a timely basis or failed to file any required report or form.

ITEM 10.         EXECUTIVE COMPENSATION

    Compensation paid by Thomas Edison Inns, Inc. for the last three fiscal years to its former Chief Executive Officer and all executive officers earning in excess of $100,000 is as follows:1


--------------------------------------------------------------------------------------------------------------------------
                                                    SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------
                                                                   Annual Compensation
--------------------------------------------------------------------------------------------------------------------------
               Name and                Fiscal                                             Other Annual         All Other
          Principal Position            Year           Salary             Bonus           Compensation        Compensation
          ------------------            ----           ------             -----           ------------        ------------
--------------------------------------------------------------------------------------------------------------------------


 Donald W. Reynolds                     1995      $     -(2)        $      --          $       --          $   193,875(3)
 Former Chairman of the Board of        1994            -(2)               --                  --              193,500(3)
 Directors, President, Chief            1993            -(2)               --                  --              193,500(3)
 Executive Officer, Treasurer and
 Secretary
--------------------------------------------------------------------------------------------------------------------------
 David C. Distad                        1995      $ 130,150(4)      $      --          $    8,000(5)       $       --
 Former Vice President and Chief        1994         98,488(4)             --               8,000(5)               --
 Financial Officer                      1993         92,000(4)             --               4,000(5)            25,000(6)
--------------------------------------------------------------------------------------------------------------------------

    (1) Meritage acquired majority control of the Company on January 25, 1996. Mr. Reynolds was removed as a director and officer of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996. Mr. Distad was removed by the Board of Directors on January 25, 1996.
    (2) In fiscal 1995, 1994 and 1993, Mr. Reynolds received compensation from Innkeepers. See Item 12 "Certain Relationships and Related Transactions" below.
    (3) In fiscal 1995, 1994 and 1993, St. Clair Inn, Inc. furnished an automobile to Mr. Reynolds. In fiscal 1995, 1994 and 1993, the
         Company paid $193,875, $193,500, and $193,500, respectively, to Mr. Reynolds for his personal guarantee of certain obligations of the Company.
    (4) In fiscal 1995, 1994 and 1993, Innkeepers paid Mr. Distad's salary, which was reimbursed by the Company to Innkeepers.
    (5) Represents fees paid by the Company to Mr. Distad for attending Board of Directors meetings.
    (6) On December 2, 1992, the Company advanced $25,000 to Mr. Distad for costs associated with his relocation in connection with his employment.


    The Company did not pay or distribute to its executive officers any compensation pursuant to any employee benefit plan other than any group life, health, hospitalization, or medical reimbursement plan that does not discriminate in favor of any executive officer or director and that is generally available to all salaried employees . During fiscal 1994, the Company adopted a plan established under Section 401(k) of the Internal Revenue Code (the "Plan") that covers substantially all employees of the Company, each of its subsidiaries and Innkeepers. Company contributions to the Plan are voluntary and at the discretion of the Board of Directors. The Company made no contributions to the Plan during fiscal 1995.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following persons are the only shareholders known by the Company to own beneficially 5% or more of its outstanding Common Shares as of March 27, 1996:

Name of                                 Amount and Nature of                    Percent
Beneficial Owner                        Beneficial Ownership                    of Class
----------------                        --------------------                    --------

Christopher B. Hewett                   1,553,000(1)                            51.6%

Robert E. Schermer, Jr.                 1,550,100(1)                            51.5%

Donald W. Reynolds                     870,248(2)(3)                            28.8%

    (1) Includes 1,550,000 shares held by Meritage. Mr. Hewett is the majority shareholder, executive officer and director of Meritage, and Mr. Schermer, Jr. is a shareholder, executive officer and director of Meritage.

    (2) Includes 747,850 shares held by Mr. Reynolds in his own name, an aggregate of 40,000 shares held in joint tenancy with his four children (one of whom is Ms. Awtrey, formerly Rebecca L. Reynolds, and one of whom is Cynthia Distad, the wife of Mr. Distad), and 82,398 shares held indirectly as the sole shareholder of Innkeepers, which holds such shares.

    (3) In a Schedule 13D delivered by TAI to the SEC on November 27, 1995, TAI reported that on July 6, 1995 it entered into a Stock Purchase Agreement to acquire 870,248 Common Shares of the Company beneficially owned by Mr. Reynolds. TAI also reported that it received an irrevocable proxy to vote the 870,248 Common Shares. TAI further reported that on November 7, 1995, it entered into a First Amendment to the Stock Purchase Agreement. Despite the information reported by TAI, Mr. Reynolds, his four children and Innkeepers are identified in the records of the Company as the owners of the 870,248 Common Shares.

    The business address of Messrs. Hewett and Schermer, Jr. is 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503.

    The business address of Mr. Reynolds is 1459 Michigan Street, N.E., Grand Rapids, Michigan 49503.

    See Item 12 "Certain Relationships and Related Transactions" for a description of Meritage's acquisition of 1,500,000 Common Shares of the Company.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Present Management is unable to determine whether the following transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

    From the Company's inception in 1986 until January 1996, Mr. Reynolds served as Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary of the Company, and the Company engaged Innkeepers to manage the Company's properties pursuant to a Management Agreement. In fiscal 1994 and 1995, the Company paid fees to Innkeepers of $456,750 and $402,786, respectively.

    As reported in the Company's Current Report on Form 8-K filed with the SEC on February 3, 1996, Mr. Reynolds was removed as a director and officer of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996.
The court appointed Mr. Staiger as acting President and director. On January 25, 1996, Meritage amended the Company's Bylaws to classify the Board of Directors into two classes, expanded the Board of Directors to 10 directors and appointed the five new Class I directors. On January 25, 1996, the Board of Directors removed Mr. Distad, son-in-law of Mr. Reynolds, as Vice President and Chief Financial Officer of the Company and terminated the Management Agreement with Innkeepers. As a result, the Company no longer employs a third party management company; instead, it has installed new management to operate its business directly in an effort to more effectively utilize the Company's resources and employees. In an order entered February 12, 1996, the court confirmed the resignation of Mr. Staiger and the appointment of Mr. Hewett as President.

    On December 12, 1986, the Company and each of its subsidiaries entered into a Management Agreement with Innkeepers for the management of the Company's subsidiaries. Mr. Reynolds was the owner, President and Chief Executive Officer of Innkeepers. Mr. Distad was a Vice President of Innkeepers. The Management Agreement provided that Innkeepers would manage the Hotels and, in connection therewith, would supervise, hire, train and discharge hotel managers and other employees, would enter into various contracts as agent of and for the benefit of the Hotels, and would furnish the Hotels with budgets and financial accounting records. Innkeepers was required only to devote so much time as it determined reasonably necessary to fulfill its obligations under the Management Agreement. Under the Management Agreement, Innkeepers received as compensation 3% of the gross revenues of the Hotels. In fiscal 1994 and 1995, the Company paid fees to Innkeepers of $456,750 and $402,786, respectively.

    Spring Lake Inn, Inc., a subsidiary of the Company, developed several condominium units adjacent to the Spring Lake Holiday Inn. The Company sold one condominium unit in fiscal 1994 and two condominium units in 1995. In December 1987, Spring Lake Inn, Inc., transferred title to five of the condominium units to Mr. Reynolds for $325,000, who used the units as collateral for a loan of the same amount. Mr. Reynolds used the loan proceeds to pay Spring Lake Inn, Inc., for the units. At the same time, he executed a Quit Claim Deed to the subsidiary for the pledged condominium units. Spring Lake Inn, Inc. made payments to Mr. Reynolds on terms identical to his obligation on his personal loan, and Mr. Reynolds used the proceeds to repay his personal loan. Under this arrangement, the Company paid $55,550 to Mr. Reynolds for fiscal 1994. This loan was purportedly repaid in full in fiscal 1994.

    At November 30, 1995, the Company owed to Mr. Reynolds and companies affiliated with him amounts aggregating $2,300, a decrease of $248,163 from November 30, 1994 (exclusive of the accrued management fees referred to below). At the same time, his indebtedness to the Company totaled $477,321, a decrease of $951,668 from November 30, 1994. During fiscal 1994 and 1995, Mr. Reynolds borrowed $498,951 and $657,918 from the Company and made cash payments in the amount of, or otherwise reduced the indebtedness by, $691,555 and $1,518,217, respectively. Approximately $62,341 and $79,311 of Mr. Reynolds's borrowings were an advance on the management fee to be earned by Innkeepers for fiscal 1994 and 1995, respectively. In addition, from time to time, Innkeepers purportedly purchased in privately negotiated transactions, Common Shares of the Company.

    At November 30, 1995, companies affiliated with Mr. Reynolds or Mr. Reynolds and Mr. Ehinger owed the Company $218,109, a decrease of $636,608 from November 30, 1994. During fiscal 1995, these affiliated companies had borrowings of $24,330 and payments in the amount of $752,307.

    During fiscal 1994 and 1995, the Company paid certain life insurance premiums to be reimbursed by Mr. Reynolds in the aggregate amount of $33,155 and $102,284, respectively. In fiscal 1991, Mr. Reynolds transferred to the Company his interest in shares representing 10% of the outstanding stock of Michigan Assurance Limited, a Bermuda insurance company ("MAL"). In return, the Company paid Mr. Reynolds $100,000, representing the amount Mr. Reynolds paid for the stock in 1989. In fiscal 1994 and 1995, the Company purchased fire and general liability insurance from MAL.

    To collateralize the amounts due from Mr. Reynolds, the Company obtained from him a second security interest in a nonrecourse mortgage note receivable held by him. The mortgage note had a balance of approximately $1,200,000 at November 30, 1994 and was collateralized by real estate located in Grand Rapids, Michigan. The second security interest was released in fiscal 1995 when the Company's long-term borrowings were reduced.

    Mr. Reynolds guaranteed the Company's obligations to First Federal in the amount of $2,924,975 at November 30, 1995. Prior to granting to the Company the security interest described in the preceding paragraph, Mr. Reynolds granted to First Federal a security interest in the mortgage note as additional collateral. To secure the loan, Mr. Reynolds also granted to First Federal a second mortgage on his personal residence and assigned life insurance policies owned by him with a face value, after netting out all policy loans, of not less than $1,000,000.

    Mr. Reynolds pledged personally owned life insurance policies with a face value of $3,000,000 to Michigan National Bank as additional collateral for the Company's obligation to this lender in the amount of $4,273,702 at November 30, 1995. In addition, Mr. Reynolds guaranteed the Company's obligation under the First Federal Letter of Credit Reimbursement Agreement in the amount of $3,929,506. The Letter of Credit collateralized the Michigan Strategic Fund Bonds of the Company, which were retired in April 1992 by drawing against the Letter of Credit. In October 1992, the amount due under the Letter of Credit was amended to create a mortgage payable due October 1, 1997, with monthly payments of $37,194. Mr. Reynolds also guaranteed certain notes payable to banks in the amount of $375,258 at November 30, 1995.

    The Board of Directors approved a 1.5% loan guarantee fee to be paid to Mr. Reynolds as compensation for his loan guarantee for fiscal 1995 and 1994. The guarantee fee paid was $193,875 for fiscal 1995 and $193,500 for fiscal 1994.

    Buckeye Resource & Management, Inc. ("Buckeye") entered into a consulting agreement with Mr. Reynolds, purportedly on behalf of the Company, in March 1995. This agreement provided that Buckeye would be paid $900,000 if it sold the Company pursuant to an agreement that retained the personal services of Mr. Reynolds and/or a management company that employed or contracted with Mr. Reynolds. Under this agreement, Investall, Inc. ("Investall") was acknowledged as being associated with Buckeye. Douglas Ziesemer is the President of Investall and the former President of TAI. TAI reported in a Form 13D filed with the SEC on or about November 27, 1995 that it is the owner of 5% or more of the Company's Common Shares. The Form 13D filed by TAI also reports that Investall believes it would receive some portion of the $900,000 fee.

    In February 1995, Mr. Reynolds entered into a personal loan with Robert J. Skandalaris for $1,500,000. In February 1995, Mr. Skandalaris also entered into a consulting agreement with Mr. Reynolds, purportedly on behalf of the Company, whereby the Company was obligated to pay Mr. Skandalaris $210,000 to, among other things, make recommendations to the Company regarding long-term planning, operational efficiencies, customer development, marketing strategies, personnel and financial matters. Mr. Skandalaris was required to devote no more than 100 hours of time under the consulting agreement. Mr. Skandalaris testified in July 1995 that it was his understanding that Mr. Reynolds would reduce the management fee charged by his wholly-owned management company (Innkeepers) from 3% to 2% as an offset to the consulting fee to be paid to Mr. Skandalaris. At January 19, 1996, the Company paid Mr. Skandalaris his full consulting fee ($210,000) and Mr. Reynolds's management company received and received from the Company the full 3% management fee.

    In fiscal 1995, the Company expended $2,154,163 for litigation expenses (including attorney's fees) on behalf of Ms. Awtrey, Messrs. Reynolds, Ehinger, Michael and Weigel, and on behalf of Meritage. For a description of the lawsuits and the expenses paid, see Item 3 "Legal Proceedings" and Item
6 "Impact of Unusual Events."

    Management believes that the following transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

    At November 30, 1995, Meritage was indebted to the Company in the principal amount of $10,500,000. Messrs. Hewett and Schermer, Jr. are shareholders, directors and officers of Meritage. Mr. Belisle is an officer of Meritage. In September 1995, a secured, non-interest bearing promissory note in the amount of $10,500,000 was given to the Company in exchange for 1,500,000 Common Shares. Beginning on the third anniversary of the Meritage Note, Meritage is required to make an annual payment of $1,312,500 for the next eight years. The note is secured by a Stock Pledge Agreement covering all 1,500,000 shares.

    At November 30, 1995, Mr. Schermer, Jr., was indebted to Spring Lake Inn, Inc. in the amount of $70,544. This indebtedness arose from a promissory note dated December 27, 1987 in the amount of $46,000 that Mr. Schermer, Jr. entered into with a third party. The interest rate on the note is 7%. This note was, unbeknownst to Mr. Schermer, Jr., assigned to Spring Lake Inn, Inc. On March 27, 1996, Mr. Schermer, Jr. paid $71,627, all sums then due and owing on the note.

ITEM 13.         EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a) EXHIBIT LIST. The following documents are filed as exhibits to this Annual Report:


Exhibit No.                                               Description of Document
-----------      -----------------------------------------------------------------------------------------------------

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

  10(e)          Amendment No. 3 to Management Agreement dated February 11, 1995 (4).

  10(f)          Reimbursement Agreement between the Company and First Federal dated April 15, 1987, as amended on October 1, 1992
                 (4).

  10(g)          License Agreement between Spring Lake Inn, Inc. and Holiday Inns, Inc. dated July 26, 1983 (4).

  10(h)          Loan Agreement between the Company and Michigan National Bank-Central dated January 28, 1987, as amended on August
                 19, 1993 (4).

  10(i)          Loan Agreement between St. Clair Inn, Inc. and First Federal dated July 16, 1985, as amended on October 1, 1992
                 (4).

  10(j)          Assignment of Promissory Note and Mortgage as security dated June 30, 1994 (4).

  10(k)          Assignment of Mortgage as security dated April 15, 1987 (4).

  10(l)          Assignment of Promissory Note and Security Agreements as security dated April 15, 1987 (4).

  10(m)          Promissory Note issued by Fables-Innkeepers Management, Inc., in the principal amount of $61,538.23 dated December
                 31, 1992 (4).

  10(n)          Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $117,487.65 dated December
                 31, 1992 (4).

  10(o)          Amendment No. 5 to Management Agreement (5).

  10(p)          Consulting Agreement between the Company and Robert J. Skandalaris dated February 20, 1995 (5).

  10(q)          Stock Purchase and Sale Agreement dated September 19, 1995 between the Company, Meritage, Donald W. Reynolds and
                 Innkeepers, and accompanying exhibits (6).

  10(r)          Loan Agreement dated February 26, 1996 among Thomas Edison Inns, Inc., as borrower, St. Clair Inn, Inc., Spring
                 Lake Inn, Inc. and Thomas Edison Inn, Incorporated, as guarantors, and Great American Life Insurance Company, as lender (7).

  16             Letter on change in certifying accountant (8).

  21             List of Subsidiaries (7).

  27             Financial Data Schedule.


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




                                   SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THOMAS EDISON INNS, INC.

Dated:  March 28, 1996                  By /s/Christopher B. Hewett
                                           -----------------------------------
                                           Christopher B. Hewett
                                           President and Chief Executive Officer

                                                          EXHIBIT INDEX
                                                          -------------

Exhibit No.                                       Description of Document
----------       -----------------------------------------------------------------------------------------

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

  10(e)          Amendment No. 3 to Management Agreement dated February 11, 1995 (4).

  10(f)          Reimbursement Agreement between the Company and First Federal dated April 15, 1987, as amended on October 1, 1992
                 (4).

  10(g)          License Agreement between Spring Lake Inn, Inc. and Holiday Inns, Inc. dated July 26, 1983 (4).

  10(h)          Loan Agreement between the Company and Michigan National Bank-Central dated January 28, 1987, as amended on August
                 19, 1993 (4).

  10(i)          Loan Agreement between St. Clair Inn, Inc. and First Federal dated July 16, 1985, as amended on October 1, 1992
                 (4).

  10(j)          Assignment of Promissory Note and Mortgage as security dated June 30, 1994 (4).

  10(k)          Assignment of Mortgage as security dated April 15, 1987 (4).

  10(l)          Assignment of Promissory Note and Security Agreements as security dated April 15, 1987 (4).

  10(m)          Promissory Note issued by Fables-Innkeepers Management, Inc., in the principal amount of $61,538.23 dated December
                 31, 1992 (4).

  10(n)          Promissory Note issued by Fables-Innkeepers Management, Inc. in the principal amount of $117,487.65 dated December
                 31, 1992 (4).

  10(o)          Amendment No. 5 to Management Agreement (5).

  10(p)          Consulting Agreement between the Company and Robert J. Skandalaris dated February 20, 1995 (5).

  10(q)          Stock Purchase and Sale Agreement dated September 19, 1995 between the Company, Meritage, Donald W. Reynolds and
                 Innkeepers, and accompanying exhibits (6).

  10(r)          Loan Agreement dated February 26, 1996 among Thomas Edison Inns, Inc., as borrower, St. Clair Inn, Inc., Spring
                 Lake Inn, Inc. and Thomas Edison Inn, Incorporated, as guarantors, and Great American Life Insurance Company, as lender (7).

  16             Letter on change in certifying accountant (8).

  21             List of Subsidiaries (7).

  27             Financial Data Schedule.

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
