Form 10QSB
period 1996-02-29
EDISON THOMAS INNS INC
filed 1996-04-18
CIK 808219

THIS DOCUMENT IS A COPY OF THE FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996 PREVIOUSLY FILED ON APRIL 16, 1996 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended February 29, 1996

                                Or

[ ]  Transition report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____________ to ___________



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

                          (616)776-2600
         (Issuer's Telephone Number, including Area Code)

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X   No

As of April 12, 1996, there were 3,020,150 outstanding Common
Shares, $.01 per value.

Transitional Small Business Format (check one):  Yes  No X

                              PART I
                      FINANCIAL INFORMATION

Item 1.   Financial Statements.

The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, shareholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A Amendment No. 2 for the fiscal year ended November 30, 1995.

            Thomas Edison Inns, Inc. and Subsidiaries
                    Consolidated Balance Sheet
                     as of February 29, 1996
                           (Unaudited)
            __________________________________________


                              ASSETS

Current Assets
     Cash and cash equivalents             $ 2,978,830
     Trade accounts receivable, less
      allowance for doubtful accounts
      of $29,000                               493,538
     Inventories                               199,379
     Refundable income taxes                   683,384
     Prepaid expenses and other current
      assets                                   460,156
                                            ___________

          Total Current Assets               4,815,286

Property, Plant and Equipment, net          13,174,290
Deferred Income Taxes                          437,100

Other Assets                                   802,557

Amounts Due from Current and Former
 Related Parties                               481,394
                                           ___________

          Total Assets                     $19,710,627
                                           ___________
                                           ___________


               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Current portion of long-term debt     $   164,391
     Deferred Charges                           98,946
     Trade accounts payable                    297,094
     Accrued Expenses                        1,224,539
                                            __________

          Total Current Liabilities          1,784,970

Long-Term Debt                              14,758,844
Deferred Income Taxes                          752,000
                                            __________

          Total Liabilities                 17,295,815
                                            __________

Shareholders' Equity
     Preferred Shares - $.01 par value;
      authorized 5,000,000 shares; issued
      and outstanding, none                         --
     Common Shares - $.01 par value;
      authorized 30,000,000 shares; issued and
      outstanding, 3,020,150 shares             30,200
     Additional paid in capital             10,684,751
     Note receivable from sale of shares    (5,758,018)
     Accumulated earnings (deficit)         (2,542,121)
                                            __________
          Total Shareholders' Equity         2,414,812
                                            __________

          Total Liabilities and
           Shareholders' Equity            $19,710,627
                                           ___________
                                           ___________

            Thomas Edison Inns, Inc. and Subsidiaries
               Consolidated Statement of Operations
       For the three month periods ended February 29, 1996
                      and February 28, 1995
                           (Unaudited)
       ___________________________________________________

                                 1996               1995
Net Revenue
     Room revenue           $1,137,465           $1,017,854
     Food revenue            1,413,914            1,273,581
     Beverage revenue          549,950              524,705
     Telephone revenue          23,368                 --
     Sundry revenue            158,129               51,087
                                __________        _________

          Total Revenue      3,282,825            2,867,227

Cost and expenses
     Cost of food sales        542,810             491,385
     Cost of beverage sales    143,213             135,500
     Operating expenses      1,863,468           1,674,958
     General and administra-
       tive expenses           776,591             651,530
     Depreciation and
      amortization             293,321             311,362
                              ________             _______

          Total costs and
           expenses          3,619,402           3,264,735

Earnings (loss) from
  operations                   (336,577)         (397,508)

Other income (expense)
     Interest expense         (395,714)          (331,180)
     Interest income           170,280              --
     Other expenses           (172,941)             --

          Earnings (loss) before
           federal income tax (734,952)          (728,688)

Federal income tax expense    (249,884)          (247,800)
                              __________         _________

          Net earnings (loss) $(485,068)          $(480,888)
                              __________          __________
                              __________          __________

Earnings (loss) per share   $    (0.16)          $    (0.32)
                               ___________       ___________
                               ___________       ___________

Number of shares outstanding    3,020,150         1,520,150
                                _________        _________
                                _________        _________

            Thomas Edison Inns, Inc. and Subsidiaries
          Consolidated Statement of Shareholders' Equity
        For the three month period ended February 29, 1996
                           (Unaudited)
       ____________________________________________________



                                                Note        Retained
              Pre-             Additional    Receivable     Earnings
             ferred   Common    Paid-in      From Share   (Accumulated
             Shares   Shares    Capital         Sale        Deficit)       Total

 Balance
 at
 November
 30, 1994   $  --    $15,200  $ 5,217,820  $    --        $    (7,950)  $5,225,070

 Issuance
 of Common
 Shares        --     15,000    5,466,930   (5,481,930)        --            --

 Recogni-
 tion of
 interest
 income on
 note
 receiv-
 able from
 sale of
 shares       --        --         --         (120,602)        --       (120,602)
 Net Loss     --        --         --           --         (2,049,102)  (2,049,102)
            _______  _______  ___________  ____________   ____________  ___________

 Balance
 at
 November
 30, 1995     --      30,200   10,684,750   (5,602,532)    (2,057,052)  3,055,366

 Issurance
 of Common
 Shares       --        --         --           --             --            --
 Recogni-
 tion of
 interest
 income on
 note
 receiv-
 able from
 sale of
 shares       --        --         --         (155,486)        --       (155,486)

 Net loss     --        --         --           --           (485,068)  (485,068)
            _____    _______  __________   ____________   ____________  _________
 Balance
 at
 February
 29, 1996   $ --     $30,200  $10,684,750  $(5,758,018)   $(2,542,121)  $2,414,811
            ______   _______  ___________  ____________   ____________  __________
            ______   _______  ___________  ____________   ____________  __________


            Thomas Edison Inns, Inc. and Subsidiaries
               Consolidated Statement of Cash Flows
       For the three month periods ended February 29, 1996
                      and February 28, 1995
                           (Unaudited)
       ____________________________________________________


                                          1996            1995


Cash Flows From Operating Activities
  Net loss                           $(485,068)       $(480,888)
  Adjustments to reconcile net
    income to net cash
    provided by operating activities
    Depreciation and amortization    293,321          311,362
    Deferred income tax expense
      (benefit)                       --              11,192
    Interest income on note
      receivable from sale
      of shares                      (155,486)          --
    (Increase) decrease in assets
           Accounts receivable       76,890           348,840
           Other current assets
             and deferred charges    14,581           (260,188)
           Refundable federal
             income taxes         (249,884)           (247,800)
    Increase (decrease) in
    liabilities
           Accounts payable and
           accrued expenses       (1,009,118)           139,843

    Net cash provided by
    operating activities         (1,514,764)          (177,639)


Cash Flows From Investing
Activities
  Purchase of property, plant
  and equipment                  (249,271)            (126,850)
  Decrease (increase) in
  other assets                     75,141               (6,860)
  Additions to amount due from
    current and former
    related parties              (45,964)              (12,109)
  Payments on loans to current
    and former related
    parties                            --              201,424
                                 _________          _________

    Net Cash provided by
      (used in) investing
      activities                 (220,094)            55,605


Cash Flows From Financing
  Activities
    Proceeds from long-term
      borrowings                 14,875,000             --
    Proceeds from short-term
      borrowings                     96,646             --
  Proceeds (payments) related
    to borrowings from
    shareholders and related
    parties                          --               (24,156)
  Principal payments of
    long-term debt               (11,594,849)          (26,063)
                                 ____________         _________

    Net cash provided by
      (used in) financing         3,376,797            (50,219)
                                  __________         __________

    Net increase (decrease)
      in cash                    1,641,939            (172,253)


Cash and cash equivalents -
beginning of period              $ 1,336,891          $ 621,761
                                 ___________          __________


Cash and cash equivalents -
end of period                    $ 2,978,830          $ 449,508
                                 ___________          _________
                                 ___________          _________

Item 2.   Management's Discussion and Analysis or Plan of
Operation.

  The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition during the periods included in the accompanying unaudited consolidated financial statements.

Plan of Operation

  From the Company's inception in 1986 until January 1996,
Donald W. Reynolds served as Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary of the Company, and the Company engaged Innkeepers Management Company, a Michigan corporation wholly owned by Mr. Reynolds ("Innkeepers"), to manage the Company's business, including the Hotels, pursuant to a Management Agreement.

  As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 5, 1996, Mr. Reynolds was removed as an officer and director of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996, in the course of a proceeding brought by TEI Acquisition, Inc. ("TAI") (Case No. 95-00-33-CZ, Deegan, J.). The court appointed Frank O. Staiger as acting President and director. On January 25, 1996, Meritage Capital Corp., formerly known as Meritage Hospitality Group Incorporated ("Meritage"), the Company's majority shareholder, amended the Company's Bylaws to classify the Board of Directors into two classes, expanded the Board of Directors to 10 directors and appointed five new directors: Christopher B. Hewett, David S. Lundeen, Joseph L. Maggini, Robert E. Schermer, Jr. and Robert E. Schermer, Sr. On January 25, 1996, the Company's newly expanded Board of Directors removed David C. Distad, son-in-law of Mr. Reynolds, as Vice President and Chief Financial Officer of the Company and terminated the Management Agreement with Innkeepers. The Company no longer employs a third party management company. Instead, the Company has installed new management to operate its business directly in an effort to utilize more efficiently the Company's resources and employees.

  Since January 25, 1996, the Company has fundamentally changed its operations in a manner management believes will have a positive effect on future performance. During the first quarter of fiscal 1996, the Company (i) elected new executive officers with extensive experience in the hospitality industry, (ii) began implementing a new management structure, (iii) closed on $15 million in new mortgage financing, (iv) began implementing a capital expenditure program to improve and upgrade its properties, and (v) began implementing sales and marketing programs.

  The Company's new executive officers are Mr. Hewett, President and Chief Executive Officer; Mr. Schemer, Jr., Executive Vice President and Treasurer; Gerald Belisle, Jr., Senior Vice President - Operations; and James R. Saalfeld, Vice President, General Counsel and Secretary. In addition, the Company has hired nine new management level employees who have an active role in, and substantial responsibilities with regard to, the operational management of the Company's properties.

Results of Operations

  The Company's total revenues for the first quarter of 1996 and 1995 were $3,282,825 and $2,867,227 respectively, an increase of $415,598 or 14.5%. The increase in total revenues is attributable to an increase in hotel occupancy for the first quarter of 1996 (50.5%) as compared to the first quarter of 1995 (43.5%).

  Cost of food sales for the first quarter of 1996 and 1995 was $542,810 and $491,385, respectively. Cost of beverage sales for the first quarter of 1996 and 1995 was $143,213 and $135,500, respectively. The increase in cost of food sales of $51,425 and cost of beverage sales of $7,713 is relative to the increase in food and beverage revenues.

  In the first quarter of 1996, the Company experienced an increase in operating expenses of $188,510 (11.3%). This increase is directly related to the increase in total revenues.

  The net loss is partially attributable to a net increase in general and administrative expenses of $125,061, which includes $130,246 in legal expenses. The increase in legal expenses is attributable to certain unusual events which occurred over the last fiscal year and which the Company does not anticipate will recur in its ordinary course of business. (See "Impact of Unusual Events" below.)

  Interest expense for the first quarter of 1996 and 1995 was $395,714 and $331,180, respectively. The increase of $64,534
(19.5%) is due to increases in the prime rate and the restructuring of long-term debt on February 26, 1996.

  Interest income was $170,280 for the first quarter of 1996, as compared to no interest income for the first quarter of 1995.
The interest income consists primarily of interest on notes receivable from the sale of Common Shares, which interest totaled $155,486.

  Sundry other income in the first quarter of 1996 was $181,497, as compared to $51,087 in the first quarter of 1995. The increase of $130,410 (255.3%) is primarily attributable to the recognition of expired gift certificates as income.

  Other expenses of $172,941 for the first quarter of 1996 represent expenses incurred in order to effect the change in control and management of the Company.

Impact of Unusual Events

  In the first quarter of 1996, the Company had general and administrative expenses of $776,591, an increase of $125,061 in comparison to the same period last year, of which $130,246 related to a litigation settlement and associated professional fees. These expenses are a result of the lawsuits described in
Part I, Item 3, "Legal Proceedings," and Part II, Item 6, "Impact of Unusual Events," in Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

Financial Condition and Liquidity

  Following the change in control to Meritage, the Company entered into an agreement with Great American Life Insurance Company ("GALIC"), an affiliate of American Financial Group, Inc., to refinance all of the Company's mortgage debt. This transaction is described in detail in Part I, Item 2, "Financing and Encumbrances," and Part II, Item 6, "Financial Condition and Liquidity," in Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995. The refinancing of the Company's mortgage indebtedness during the first quarter of 1996 has placed the Company in a stronger financial position for the coming fiscal year.

  To remain competitive in its respective markets and to increase revenues, management believes the Company must make substantial capital expenditures in both the short and long term.
As described in Part II, Item 6, "Financial Condition and
Liquidity," in Amendment No. 2 to the Company's Annual Report on

Form 10-KSB for the fiscal year ended November 30, 1995, the Company has embarked on a capital expenditure program to refurbish and upgrade its properties.

  In September 1995, the Company received a secured, non-interest bearing promissory note from Meritage in the amount of $10,500,000 in exchange for 1,500,000 Common Shares (the "Meritage Note"). Beginning on the third anniversary of the Meritage Note, Meritage is required to make an annual payment of $1,312,500 for the next eight years. The note is secured by a Stock Pledge Agreement covering all 1,500,000 shares. The Meritage Note has a present discounted value of $5,758,018 (using a discount rate of 11%).

  As of February 29, 1996, Mr. Reynolds and parties affiliated with him owed the Company approximately $741,394. Management believes these loans are not on terms favorable to the Company and intends to pursue collection of these loans. The Company has established an allowance of $260,000 against these receivables.

  As of February 29, 1996 the Company's current assets exceeded its current liabilities by $3,030,316, as compared to February 28, 1995 when current liabilities exceeded current assets by $10,483,671. For these periods, the ratios of current assets to current liabilities were 2.7:1 and 0.25:1, respectively. The Company's substantial increase in current assets was attributable in part to an increase in cash and cash equivalents of $2,529,322 and an increase in refundable income taxes of $320,789. The decrease in current liabilities consists primarily of a decrease in the current portion of long-term debt of $12,456,905. As described in Part I, Item 2, "Management's Discussion and Analysis or Plan of Operation," on Form 10-QSB for the quarter ended February 28, 1995, a potential default under the Company's loan agreement resulted in all of the Company's long-term indebtedness under the loan agreements being reclassified as current debt. As further described in Part II, Item 7, "Financial Statements," Note G, in Amendment No. 2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995, the Company used the proceeds from the new loan agreement with GALIC to retire these reclassified current debts on February 26, 1996.

Effects of Changing Prices

  Similar to other businesses in the hospitality industry, the Company is sensitive to changes in interest rates and costs. The Company currently has indebtedness of $15,000,000, $12,000,000 of which is subject to interest at a floating rate of 1% over the prime rate and $3,000,000 of which is subject to interest at a floating rate of 8% over the prime rate. Increases or decreases in the prime rate would increase or decrease the Company's interest expense for a fiscal year. In fiscal 1995, the Federal Reserve Board increased the discount rate on several occasions, resulting in increases in the prime rate. Because of these increases, the Company's interest expense in the first quarter of 1996 rose by $64,534 as compared to the first quarter of 1995.

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

                             PART II
                        OTHER INFORMATION

Item 2.   Changes in Securities.

  Pursuant to the loan agreement entered into with GALIC, the Company cannot, without the prior written consent of GALIC, declare or pay any dividends, other than the special dividend described in Item 5 below.

Item 5.   Other Information.

  On March 9, 1996, the Board of Directors declared a special dividend in the amount of $.50 per outstanding Common Share. The special dividend is payable on April 26, 1996, to shareholders of record as of March 28, 1996. The Board of Directors also unanimously resolved that the Company shall withhold the cash dividend payable with respect to Common Shares owned legally or beneficially on September 19, 1995 by Mr. Reynolds (individually or jointly with any of his children) or Innkeepers, and shall apply the same, on the dividend payment date, toward satisfaction of indebtedness owed by Mr. Reynolds and Mr. Reynolds's affiliates to the Company.

Item 6.   Exhibits and Reports on Form 8-K.

  (a) Exhibit List. The following exhibits are filed as part of this Report:

Exhibit No.             Description of Document


   27          Financial Data Schedule.

  (b) Reports on Form 8-K. The Company filed a report on Form 8-K on February 5, 1996, which reported (i) an amendment to the Registrant's Bylaws whereby the Board of Directors was expanded to ten directors and classified into two classes, (ii) the appointment of new executive officers, (iii) the creation of new committees of the Board of Directors, and (iv) the termination of the Management Agreement with Innkeepers. No financial statements were filed.

                            SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 THOMAS EDISON INNS, INC.




Dated:  April 15, 1996       By /s/ Christopher B. Hewett
                                _________________________________
                                   Christopher B. Hewett
                                   President and Chief Executive
                                   Officer




                                 By /s/ Robert E. Schermer, Jr.
                                 ________________________________
                                   Robert E. Schermer, Jr.
                                   Executive Vice President
                                   and Treasurer
                                   (Chief Financial Officer)




                          EXHIBIT INDEX

Exhibit No.                 Description of Document

   27                        Financial Data Schedule.