Form 10QSB
period 1996-05-31
EDISON THOMAS INNS INC
filed 1996-07-15
CIK 808219

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended May 31, 1996

                                       Or

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________

                         Commission File Number: 0-17442
                         MERITAGE HOSPITALITY GROUP INC.
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

                                 (616) 776-2600
                (Issuer's Telephone Number, including Area Code)

                            THOMAS EDISON INNS, INC.
 (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X   NO
                                       --    --

As of July 12, 1996, there were 3,020,150 outstanding Common Shares, $.01 par value.

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---
                               Page 1 of 14 pages
                            Exhibit Index on Page 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operation, shareholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A Amendment No. 2 for the fiscal year ended November 30, 1995. Certain reclassifications have been made in 1995 to conform with the 1996 presentation.



                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 1996
                                  (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $  2,106,732
     Trade accounts receivable, less allowance
       for doubtful accounts of $29,000                                 714,033
     Inventories                                                        167,357
     Refundable income taxes                                            313,391
     Prepaid expenses and other current assets                          357,390
                                                                   ------------

          Total Current Assets                                     $  3,658,903

PROPERTY, PLANT AND EQUIPMENT, NET                                   13,538,234
DEFERRED INCOME TAXES                                                   437,100
OTHER ASSETS                                                          1,364,069
AMOUNTS DUE FROM STOCKHOLDER                                             32,068
                                                                   ------------

          Total Assets                                             $ 19,030,374
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Trade accounts payable                                        $    882,928
     Accrued expenses                                                   840,586
                                                                   ------------

          Total Current Liabilities                                $  1,723,514

LONG-TERM DEBT                                                       14,931,016
DEFERRED INCOME TAXES                                                   752,000

          Total Liabilities                                        $ 17,406,530
                                                                   ------------

SHAREHOLDERS' EQUITY
     Preferred Shares - $.01 par value;
        authorized 5,000,000 shares; issued and
        outstanding, none                                                  --
     Common Shares - $.01 par value;
        authorized 30,000,000 shares; issued and
        outstanding, 3,020,150 shares                                    30,200
     Additional paid in capital                                      10,684,750
     Note receivable from sale of shares                             (5,152,662)
     Retained earnings (deficit)                                     (3,938,444)
                                                                   ------------
          Total Shareholders' Equity                               $  1,623,844
                                                                   ------------

          Total Liabilities and Shareholders' Equity               $ 19,030,374
                                                                   ============


                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)

                                                         1996           1995
NET REVENUE
         Room revenue                                $ 2,571,115    $ 2,357,509
         Food revenue                                  2,830,813      2,627,183
         Beverage revenue                              1,030,977      1,030,819
         Telephone revenue                                51,751             --
         Sundry revenue                                  207,567        115,238
                                                     -----------    -----------
                  Total Revenue                      $ 6,692,223    $ 6,130,749
                                                     -----------    -----------
COST AND EXPENSES
         Cost of food sales                          $ 1,065,270    $ 1,019,930
         Cost of beverage sales                          273,992        265,874
         Operating expenses                            3,522,785      3,415,533
         General and administrative expenses           1,490,421      1,537,820
         Depreciation and amortization                   449,377        613,900
                                                     -----------    -----------
                  Total costs and expenses           $ 6,801,845    $ 6,853,057
                                                     -----------    -----------

LOSS FROM OPERATIONS                                 $   109,622    $   722,308
                                                     -----------    -----------
OTHER INCOME (EXPENSE)
         Interest expense                            $  (724,745)   $  (732,651)
         Interest income                                 357,652        188,720
         Other                                           (85,889)       234,013
                                                     -----------    -----------
                  Total other income (expense)       $  (452,982)   $  (309,918)
                                                     -----------    -----------


                  Loss before federal income tax     $   562,604    $ 1,032,226

FEDERAL INCOME TAX BENEFIT                               191,286        350,900
                                                     -----------    -----------
                  Net loss                           $   371,318    $   681,326
                                                     ===========    ===========
LOSS PER SHARE                                       $      0.12    $      0.45
                                                     ===========    ===========

NUMBER OF SHARES OUTSTANDING                           3,020,150      1,520,150
                                                     ===========    ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
             FOR THE THREE MONTH PERIODS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                 1996            1995
NET REVENUE
         Room revenue                                         $ 1,433,650    $ 1,339,655
         Food revenue                                           1,416,899      1,353,602
         Beverage revenue                                         481,027        506,114
         Telephone revenue                                         28,383           --
         Sundry revenue                                            49,439         64,151
                                                              -----------    -----------
                  Total Revenue                               $ 3,409,398    $ 3,263,522
                                                              -----------    -----------

COST AND EXPENSES
         Cost of food sales                                   $   522,460    $   528,545
         Cost of beverage sales                                   130,779        130,374
         Operating expenses                                     1,659,318      1,740,575
         General and administrative expenses                      713,830        886,290
         Depreciation and amortization                            156,056        302,538
                                                              -----------    -----------
                  Total costs and expenses                    $ 3,182,443    $ 3,588,322
                                                              -----------    -----------

EARNINGS (LOSS) FROM OPERATIONS                               $   226,955    $  (324,800)
                                                              -----------    -----------

OTHER INCOME (EXPENSE)
         Interest expense                                     $  (329,030)   $  (401,471)
         Interest income                                          187,372        188,720
         Other                                                     87,052        234,013
                                                              -----------    -----------
                  Total other income (expense)                $   (54,606)   $    21,262
                                                              -----------    -----------

                  Earnings (loss) before federal income tax   $   172,349    $  (303,538)

FEDERAL INCOME TAX EXPENSE (BENEFIT)                               58,600       (103,100)
                                                              -----------    -----------
                  Net earnings (loss)                         $   113,749    $  (200,438)
                                                              ===========    -----------
EARNINGS (LOSS) PER SHARE                                     $      0.04    $     (0.13)
                                                              ===========    ===========
NUMBER OF SHARES OUTSTANDING                                    3,020,150      1,520,150
                                                              ===========    ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE SIX MONTH PERIOD ENDED MAY 31, 1996
                                   (UNAUDITED)

                                                                     Note
                                                     Additional    Receivable
                               Preferred   Common     Paid-in      From Share    Accumulated
                                Shares     Shares     Capital        Sale         Deficit          Total
                                ------     ------     -------        ----         ------           -----
Balance at
  November 30, 1994              $ --     $15,200   $ 5,217,820   $      --      $    (7,950)   $ 5,225,070

Issuance of
  Common Shares                    --      15,000     5,466,930    (5,481,930)          --             --

Recognition of
  interest income on
  note receivable
  from sale of shares              --        --            --        (120,602)          --         (120,602)

Net loss                           --        --            --            --       (2,049,102)    (2,049,102)
                                 ------   -------   -----------   -----------    -----------    -----------

BALANCE AT
  NOVEMBER 30, 1995              $ --     $30,200   $10,684,750   $(5,602,532)   $(2,057,052)   $ 3,055,366
                                 ------   -------   -----------   -----------    -----------    -----------

Issuance of
  Common Shares                    --        --            --            --             --             --
Dividend paid ($.50 per share)     --        --            --            --       (1,510,075)    (1,510,075)
Recognition of
  interest income on
  note receivable
  from sale of shares              --        --            --        (300,130)          --         (300,130)
Prepayment of note receivable      --        --            --         750,000           --          750,000


Net loss                           --        --            --            --         (371,318)      (371,318)
                                 ------   -------   -----------   -----------    -----------    -----------


BALANCE AT MAY 31, 1996          $ --     $30,200   $10,684,750   $(5,152,662)   $(3,938,444)   $ 1,623,844
                                 ======   =======   ===========   ===========    ===========    ===========


                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED MAY 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                       $   (371,318)   $  (681,326)
         Adjustments to reconcile net income to net
           cash provided by operating activities
               Depreciation and amortization                                 449,377        613,900
               Deferred income tax expense (benefit)                                         11,192
               Interest income on note receivable from sale of shares       (300,130)
               Gain on sale of land                                                        (234,113)
               (Increase) decrease in assets
                    Accounts receivable                                     (143,605)       240,851
                    Other current assets and deferred charges                460,761       (106,510)
                    Refundable federal income taxes                         (191,286)      (236,105)
                Increase (decrease) in liabilities
                     Accounts payable and accrued expenses                  (807,238)       210,529
                                                                        ------------    -----------
           Net cash used in operating activities                        $   (903,439)   $  (181,582)
                                                                        ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                          (769,267)      (201,248)
         Proceeds from sale of property, plant and equipment                    --          375,000
         Decrease (increase) in other assets                                (486,371)        76,159
         Additions to amount due from stockholder                            (31,762)       (85,121)
         Payment on amounts due from stockholder                             435,124      1,880,377
                                                                        ------------    -----------
             Net cash provided by (used in) investing
             activities                                                 $   (852,276)   $ 2,045,167
                                                                        ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from long-term borrowings                               14,875,000           --
         Proceeds from short-term borrowings                                  (2,300)          --
         Proceeds (payments) related to borrowing
            from shareholders                                                   --         (250,463)
         Principal payments of long-term debt                            (11,587,069)      (280,392)
         Partial prepayment of note receivable                               750,000           --
         Dividend Paid                                                    (1,510,075)          --
                                                                        ------------    -----------
           Net cash provided by (used in) financing                     $  2,525,556    $  (530,855)
                                                                        ------------    -----------

          Net increase (decrease) in cash                                    769,841      1,332,730

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            1,336,891        621,761
                                                                        ------------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                               $  2,106,732    $ 1,954,491
                                                                        ============    ===========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition during the periods included in the accompanying unaudited consolidated financial statements.

PLAN OF OPERATION
- -----------------

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

         As reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on February 5, 1996, Mr. Reynolds was removed as an officer and director of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996, in the course of a proceeding brought by TEI Acquisition, Inc. ("TAI") (Case No. 95-00-33-88-CZ, Deegan, J.). The court appointed Frank O. Staiger as acting President and director. On January 25, 1996, Meritage Capital Corp., formerly known as Meritage Hospitality Group Incorporated, the Company's majority shareholder, amended the Company's Bylaws to classify the Board of Directors into two classes, expanded the Board of Directors to 10 directors and appointed five new directors:
Christopher B. Hewett, David S. Lundeen, Joseph L. Maggini, Robert E. Schermer, Jr. and Robert E. Schermer, Sr. On January 25, 1996, the Company's newly expanded Board of Directors removed David C. Distad, son-in-law of Mr. Reynolds, as Vice President and Chief Financial Officer of the Company and terminated the Management Agreement with Innkeepers. The Company no longer employs a third party management company. Instead, the Company has installed new management to operate its business directly in an effort to utilize more efficiently the Company's resources and employees.

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

RESULTS OF OPERATIONS
- ---------------------

         Sundry revenues, previously included as other income in 1995 in the amount of $115,238 for the six-month period and $64,151 for the second quarter, have been reclassified to "Sundry revenue" to conform with the 1996 presentation.

Total Revenue

         The Company's total revenue for the six-month period ending May 31, 1996 increased 8.4% to $6,692,223 as compared to $6,130,749 for the same period of 1995. Total revenues for the second quarter of 1996 and 1995 were $3,409,398 and $3,296,522 respectively, an increase of 3.4%. The increase in total revenues is attributable to an increase in hotel occupancy. For the six-month period ending May 31, 1996 and 1995, the hotel occupancy was 53.9% and 49.5%, respectively. For the second quarter of 1996 and 1995, hotel occupancy was 57.1% and 54.9%, respectively.

Cost of Sales

         Cost of food sales for the six-month period ending May 31, 1996 and 1995 was $1,065,270 (37.6%) and $1,019,930 (38.8%), respectively; cost of beverage sales was $273,992 (26.6%) and $265,874 (25.8%), respectively. For the second quarter of 1996 and 1995, cost of food sales was $522,460 (36.8%) and $528,545 (39.0%), respectively; cost of beverage sales was $130,779 (27.2%) and $130,374 (25.8%), respectively. The percentage decrease in cost of sales is a result of the increase in Food & Beverage revenues.

Operating Expense

         For the six-month period ending May 31, 1996, operating expenses increased 3.1% to $3,522,785 as compared $3,415,533 for the same period of 1995. The increase in operating expenses is directly related to the increase in hotel revenues and occupancy. For the second quarter of 1996, operating expenses decreased 4.6% to $1,659,318 as compared to $1,740,575 for the same period of 1995.

General and Administrative Expense

         For the six-month period ending May 31, 1996, general and administrative expenses decreased $47,399 (3.1%), as compared to the same period of 1995. For the second quarter of 1996, general and administrative expenses decreased $172,460 (19.5%) as compared to the same period of 1995. The decrease consists primarily of the recovery of debt of $62,225 previously written-off and the reimbursement of administrative expenses of $98,946 which were previously recorded as amounts due to related parties.

Depreciation Expense

        Depreciation expense for the six month period ended May 31, 1996 was $449,377 as compared to $613,900 for the same period in 1995. For the second quarter of 1996, depreciation expense was $156,056 as compared to $302,538 for the same period of 1995. Fixed assets acquired in 1986, the year of incorporation, which had a ten year life became fully depreciated in 1995. As a result, depreciation expense for the six month period ended May 31, 1996 is lower than for the same period in 1995.

Interest Expense

        Similar to other businesses in the hospitality Industry, the Company is sensitive to changes in interest rates and costs. The Company currently has indebtedness of $14,875,000, $12,000,000 of which is subject to interest at a floating rate of 1% over the prime rate and $2,875,000 of which is subject to interest at a floating rate of 8% over the prime rate. Increases or decreases in the prime rate would increase or decrease the Company's interest expense for a fiscal year. In fiscal 1995, the Federal Reserve Board increased the discount rate on several occasions, resulting in increases in the prime rate.

Interest Income

         Interest income for the six-month period ending May 31, 1996 was $357,652 as compared to $188,720 for the same period of 1995. For the second quarter of 1996, interest income was $187,372 as compared to $188,720 for the same period last year. Interest income consists primarily of interest on notes receivable from the sale of Common Shares ($300,130 for the six-month period ending May 31, 1996, and $144,644 for the quarter ending May 31, 1996). Interest income for the six month period ended May 31, 1995 was primarily paid on amounts due from parties related to the Company.

Other Income (Expense)

         As previously mentioned, other income for 1995 has been reclassified to facilitate comparison of operations. For the six-month period ending May 31, 1996, other expenses of $85,889 includes $172,941 of expenses incurred to effect the change in control and management of the Company and $87,052 of income from collection of outstanding receivables.

Net Earnings (Loss)

         Net loss for the six-month period ending May 31, 1996 and 1995 was $371,318 and $681,326, respectively. Net earnings for the second quarter of 1996 were $113,749 as compared to a net loss of $200,348 for the second quarter of 1995.

Earnings (Loss) per Share

         Loss per share for the six-month period ending May 31, 1996 and 1995 was $.12 and $.45, with 3,020,150 and 1,520,150 shares outstanding, respectively. For the second quarter of 1996, earnings of $.04 per share were realized as compared to a loss of $.13 per share during the same period in 1995, with 3,020,150 and 1,520,150 shares outstanding, respectively.

FINANCIAL CONDITION AND LIQUIDITY
- ---------------------------------

         As of May 31, 1996 and 1995, the Company's current assets exceeded its current liabilities by $1,935,389, and $1,863,753, respectively. For these periods, the ratios of current assets to liabilities were 2.1:1 and 2.2:1 respectively.

         As of February 29, 1996, Donald W. Reynolds, the Company's former President and parties affiliated with him, owed the Company approximately $741,394, with an established reserve of $260,000. On April 26, 1996, the dividend payable to Mr. Reynolds and his affiliates, in the amount of $435,124, was applied against the net receivable. In addition, indebtedness was reduced by payments received from affiliated parties. As of May 31, 1996, Mr. Reynolds and parties affiliated with him owed the Company $292,068, with an established reserve of $260,000.

        As reported on the Company's Form 10-KSB/A Amendment No. 2 for the fiscal year ended November 30, 1995, the Company received a secured, non interest bearing Promissory Note (the "Note") in the principal amount of $10,500,000 from Meritage Capital Corp. ("MCC") in September 1995 in exchange for 1,500,000 Company Common Shares. The Note is secured by a Stock Pledge Agreement covering all 1,500,000 shares. Beginning on the third anniversary of the Note, MCC is required to make an annual payment of $1,312,500 for the next eight years. On May 21, 1996, the Board of Directors, considering the recommendation of the Compensation Committee, approved a transaction whereby MCC's proceeds ($750,000) from the $.50 special cash dividend paid by the Company on April 26, 1996, were used to make an early prepayment on the Note. In exchange, among other things, the Note was amended so that the remaining principal balance of $9,750,000 will be paid in six annual installments of $1,625,000 beginning upon the fifth anniversary of the Note. The board considered, among other things, the fact that the early prepayment (i) places the Company in a position to immediately utilize $750,000 for capital expenditures projects that will positively impact the Company's earnings, (ii) places the Company in a position to immediately realize a return on a $750,000 asset that otherwise would not be realized for approximately 28 months, and
(iii) increases shareholders' equity by $750,000. The Note has a net present value of $5,152,662 (using a discount rate of 11%).

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As reported on the Company's Annual Report on Form 10-KSB/A Amendment No. 2 for the fiscal year ended November 30, 1995, the Company and its directors as of January 10, 1995 were named in a derivative lawsuit filed by 13 of the Company's shareholders (including MCC, now the Company's majority shareholder). (Case No. 95-0103-CZ, Kent County Circuit Court, Leiber, J.) The Complaint asserted that the former Board of Directors and Management, and in particular the former President, Donald W. Reynolds, breached various fiduciary duties. The Complaint sought, among other things, repayment of indebtedness by certain directors, termination of a management agreement with an outside company owned by Mr. Reynolds, and injunctive relief to prevent the transfer of certain Company assets.

         On June 28, 1996, following the appointment of new management, the Derivative Lawsuit was dismissed without prejudice by the Court upon motion by the 13 shareholders who instituted the proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         The 1996 Annual Meeting of Shareholders was held at the Thomas Edison Inn, 500 Thomas Edison Parkway, Port Huron, Michigan at 10:00 a.m. on Tuesday, May 21, 1996, in accordance with the Company's Bylaws. The Company solicited proxies for the matters brought before the shareholders. The Company filed a definitive proxy statement with the Securities and Exchange Commission ("SEC") on April 19, 1996. 1,952,494 Common Shares were present in person or by proxy at the meeting, representing 64.6% of the total shares outstanding.

         All ten members of the Company's Board of Directors were up for election. The Directors, pursuant to the Company's Bylaws, are divided into two classes: five Class I Directors to serve until the 1997 Annual Meeting and five Class II Directors to serve until the 1998 Annual Meeting. Christopher B. Hewett, David S. Lundeen, Joseph L. Maggini, Robert E. Schermer, Jr. and Robert
E. Schermer, Sr. were nominated and elected as the Class I Directors. For each of the Class I Directors, 1,949,894 shares were cast in favor and 2,100 shares were withheld.

         William F. Ehinger, James R. Goerlich, Joseph P. Michael, Frank O. Staiger and Raymond A. Weigel, III were nominated and elected as Class II Directors. Pursuant to the Company's Bylaws, only 599,902 shares were eligible to vote for the Class II Directors. 397,194 shares were cast in favor of Mr. Ehinger and 5,300 shares were withheld. 398,194 shares were cast in favor of Mr. Goerlich and 4,300 shares were withheld. 398,594 shares were cast in favor of Mr. Michael and 3,900 shares were withheld. 398,194 shares were cast in favor of Mr. Staiger and 4,300 shares were withheld. 398,198 shares were cast in favor of Mr. Weigel and 4,305 shares were withheld.

         The shareholders approved an amendment to the Company's Articles of Incorporation changing the Company's name from "Thomas Edison Inns, Inc." to "Meritage Hospitality Group Inc." The following are the results of the shares that voted: In Favor: 1,923,209; Opposed: 22,225; Abstention: 1,160; Broker Non-Votes: 5,900.

         The shareholders adopted the 1996 Management Equity Incentive Plan as fully set forth in the proxy statement filed with the SEC on April 19, 1996. The following are the results of the shares that voted: In Favor: 1,729,087;
Opposed: 18,740; Abstention: 5,230; Broker Non-Votes: 199,437.

         The shareholders adopted the 1996 Directors' Share Option Plan as fully set forth in the proxy statement filed with the SEC on April 19, 1996. The following are the results of the shares that voted: In Favor: 1,712,337;
Opposed: 23,415; Abstention: 17,305; Broker Non-Votes: 199,437.

         The shareholders adopted the Directors' Compensation Plan as fully set forth in the proxy statement filed with the SEC on April 19, 1996. The following are the results of the shares that voted: In Favor: 1,906,374; Opposed: 29,965;
Abstention: 16,155; Broker Non-Votes: 0.

         The shareholders adopted the Employee Share Purchase Plan as fully set forth in the proxy statement filed with the SEC on April 19, 1996. The following are the results of the shares that voted: In Favor: 1,732,892; Opposed: 6,455;
Abstention: 19,610; Broker Non-Votes: 193,537.

         The shareholders ratified the appointment of Grant Thornton LLP as the independent public accountants for the Company for fiscal year 1996. The following are the results of the shares that voted: In Favor: 1,941,074;
Opposed: 1,400; Abstention: 10,020; Broker Non-Votes: 0.

ITEM 5.  OTHER INFORMATION.

         On April 16, 1996, the Board of Directors amended Article II of the Company's Bylaws by providing for an advance notice procedure for the nomination of persons to the Board or Directors and for bringing proposals before the shareholders. Among other things, shareholders are required to provide the Secretary of the Company with at least sixty (60) days' notice to nominate an individual to the Board of Directors or to bring business before the shareholders at an Annual Shareholders' Meeting. See Article II, ss.14 of the Bylaws which are attached as Exhibit 3(ii).

         On May 21, 1996, the Board of Directors reappointed the existing officers of the Company to the position or positions they previously held:
Christopher B. Hewett - President and Chief Executive Officer; Robert E. Schermer, Jr. - Executive Vice President & Treasurer; Gerard Belisle, Jr. - Senior Vice President; and James R. Saalfeld - Vice President, General Counsel & Secretary. The board also reestablished the Executive Committee, Audit Committee and Compensation Committee as standing committees of the Board of Directors and the Stock Purchase Agreement Committee as a special committee of the Board of Directors.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBIT LIST.

Exhibit No.                       Description of Document
- ----------        -------------------------------------------------------------
   3(i)            Articles of Incorporation of Meritage Hospitality Group Inc.

   3(ii)           Restated and Amended Bylaws of Meritage Hospitality Group
                   Inc.

  10(a)            First Amended and Restated Secured Promissory Note.

  10(b)            Amended and Restated Stock Pledge Agreement.

  27               Financial Data Schedule.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MERITAGE HOSPITALITY GROUP INC.

Dated:  July 15, 1996              By /s/ Christopher B. Hewett
                                     ----------------------------------------
                                     Christopher B. Hewett
                                     President and Chief Executive Officer

                                   By /s/ Robert E. Schermer, Jr.
                                     ----------------------------------------
                                     Robert E. Schermer, Jr.
                                     Executive Vice President and Treasurer
                                      (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                       Description of Document
- ----------      ---------------------------------------------------------------
   3(i)         Articles of Incorporation of Meritage Hospitality Group Inc.

   3(ii)        Restated and Amended Bylaws of Meritage Hospitality Group Inc.

   10(a)        First Amended and Restated Secured Promissory Note.

   10(b)        Amended and Restated Stock Pledge Agreement.

   27           Financial Data Schedule.