Form 10QSB
period 1996-08-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1996-10-10
CIK 808219

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended August 31, 1996.

                                       Or


/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to _________________



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


As of October 1, 1996, there were 3,192,050 outstanding Common Shares, $.01 par value.

Transitional Small Business Disclosure Format (check one):     YES      NO  X
                                                                   ---     ---


--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, shareholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB/A Amendment No. 2 for the fiscal year ended November 30, 1995. Certain reclassifications have been made in 1995 to conform with the 1996 presentation. The results of operations for the three and nine month periods ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     As discussed in the Company's "Plan of Operation" (Part I, Item 2), the Company is involved in a tender offer to obtain a majority of the limited partnership interests in the Wendy's of West Michigan Limited Partnership (the "Partnership"). Successful acquisition of a controlling interest in the Partnership will not, by itself, give the Company control over management. Under the terms of the Partnership Agreement, the general partner of the Partnership has complete authority over the management of the Partnership. Because control of management requires control of the general partner, which has not occurred, consummation of a significant combination by the Company is not probable at this time. Therefore, the Company has not included in this report the financial statements of the Partnership as prescribed by Item 310(c) of Regulation S-B.





                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 1996
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                               $  1,166,096
      Trade accounts receivable, less allowance
       for doubtful accounts of $54,000                                            864,652
      Inventories                                                                  166,842
      Prepaid expenses and other current assets                                    492,265
                                                                              ------------

              Total Current Assets                                               2,689,855

PROPERTY, PLANT AND EQUIPMENT, NET                                              14,242,807
DEFERRED INCOME TAXES                                                              437,100
OTHER ASSETS                                                                     1,249,071
INVESTMENT IN UNCONSOLIDATED COMPANY                                             1,144,375
AMOUNTS DUE FROM SHAREHOLDER                                                            --
                                                                              ------------
              Total Assets                                                    $ 19,763,208
                                                                              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Trade accounts payable                                                  $    711,029
      Accrued expenses                                                             829,046
      Current portion of long-term debt                                            583,334
                                                                              ------------

              Total Current Liabilities                                          2,123,409

LONG-TERM DEBT, EXCLUSIVE OF CURRENT PORTION                                    13,967,193
DEFERRED INCOME TAXES                                                              752,000
                                                                              ------------
              Total Liabilities                                                 16,842,602
                                                                              ------------
COMMITMENTS AND CONTINGENCIES                                                           --

SHAREHOLDERS' EQUITY
      Preferred Shares - $.01 par value;
       authorized 5,000,000 shares; issued and
       outstanding, none                                                                --
      Common Shares - $.01 par value;
       authorized 30,000,000 shares; issued and
       outstanding, 3,192,050 shares                                                31,919
      Additional paid in capital                                                11,467,316
      Note receivable from sale of shares                                       (4,998,515)
      Accumulated deficit                                                       (3,580,114)
                                                                              ------------
              Total Shareholders' Equity                                         2,920,606
                                                                              ------------
              Total Liabilities and Shareholders' Equity                      $ 19,763,208
                                                                              ============

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                        1996            1995
REVENUE
         Room revenue                              $  4,828,014    $  4,483,745
         Food revenue                                 4,396,949       4,447,658
         Beverage revenue                             1,707,551       1,732,903
         Telephone revenue                              105,715          32,849
         Sundry revenue                                 366,668         198,802
                                                   ------------    ------------
                  Total Revenue                      11,404,897      10,895,957
                                                   ------------    ------------

COST AND EXPENSES
         Cost of food sales                           1,601,464       1,713,821
         Cost of beverage sales                         472,846         447,797
         Operating expenses                           5,560,444       5,418,688
         General and administrative expenses          2,328,843       2,319,438
         Other expenses (net)                           107,990            --
         Depreciation and amortization                  675,372         921,624
                                                   ------------    ------------
                  Total costs and expenses           10,746,959      10,821,368
                                                   ------------    ------------

EARNINGS FROM OPERATIONS                                657,938          74,589

OTHER INCOME (EXPENSE)
         Gain on sale of land                                --         234,113
         Interest income                                517,382         219,999
         Interest expense                            (1,194,997)     (1,011,736)
                                                   ------------    ------------

                  Loss before federal income tax        (19,677)       (483,035)

FEDERAL INCOME TAX BENEFIT                                6,690         103,000
                                                   ------------    ------------
                  Net loss                         $    (12,987)   $   (380,035)
                                                   ============    ============

LOSS PER SHARE                                     $       0.00    $      (0.25)
                                                   ============    ============

AVERAGE NUMBER OF SHARES OUTSTANDING                  3,043,903       1,520,150
                                                   ============    ============




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                           1996           1995
REVENUE
         Room revenue                                  $ 2,256,899    $ 2,126,236
         Food revenue                                    1,566,136      1,820,475
         Beverage revenue                                  676,574        702,084
         Telephone revenue                                  53,964         32,849
         Sundry revenue                                    159,101         83,564
                                                       -----------    -----------
                  Total Revenue                          4,712,674      4,765,208
                                                       -----------    -----------

COST AND EXPENSES
         Cost of food sales                                536,194        693,892
         Cost of beverage sales                            198,854        181,923
         Operating expenses                              2,037,659      2,003,154
         General and administrative expenses               838,422        781,518
         Other expenses                                     22,101             --
         Depreciation and amortization                     225,995        307,724
                                                       -----------    -----------
                  Total costs and expenses               3,859,225      3,968,211
                                                       -----------    -----------

EARNINGS FROM OPERATIONS                                   853,449        796,997

OTHER INCOME (EXPENSE)
         Interest income                                   159,730         31,279
         Interest expense                                 (470,252)      (279,085)
                                                       -----------    -----------

                  Earnings before federal income tax       542,927        549,191

FEDERAL INCOME TAX EXPENSE                                 184,596        247,900
                                                       -----------    -----------
                  Net Earnings                         $   358,331    $   301,291
                                                       ===========    ===========

EARNINGS PER SHARE                                     $      0.12    $      0.20
                                                       ===========    ===========

AVERAGE NUMBER OF SHARES OUTSTANDING                     3,091,152      1,520,150
                                                       ===========    ===========





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE YEAR ENDED NOVEMBER 30, 1995 AND THE
                     NINE-MONTH PERIOD ENDED AUGUST 31, 1996
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                      NOTE
                                                                 ADDITIONAL        RECEIVABLE
                                     PREFERRED      COMMON        PAID-IN          FROM SHARE       ACCUMULATED
                                       SHARES       SHARES        CAPITAL             SALE            DEFICIT             TOTAL
                                       ------       ------        -------             ----            -------             -----

BALANCE AT
  NOVEMBER 30, 1994                 $    --      $   15,200    $  5,217,820       $    --           $   (7,950)       $  5,225,070

Issuance of 1,500,000
  Common Shares                          --          15,000       5,466,930        (5,481,930)            --                --

Recognition of
  interest income on
  note receivable
  from sale of shares                    --            --            --              (120,602)            --             (120,602)

Net loss                                 --            --            --                --           (2,049,102)        (2,049,102)
                                    ------------ ------------  -------------     -------------      ------------     -------------

BALANCE AT
  NOVEMBER 30, 1995                      --          30,200      10,684,750        (5,602,532)      (2,057,052)         3,055,366
                                    ------------ ------------  -------------     --------------     ------------     -------------


Issuance of 171,900
  Common Shares                          --           1,719       1,072,656            --                --             1,074,375
Dividend paid ($.50 per share)           --            --            --                --           (1,510,075)        (1,510,075)
Recognition of
  interest income on
  note receivable
  from sale of shares                    --            --            --              (436,073)           --              (436,073)
Prepayment of note receivable            --            --          (290,090)        1,040,090            --               750,000

Net loss                                 --            --            --                --              (12,987)           (12,987)
                                    ------------ ------------  -------------     --------------     -------------     ------------

BALANCE AT AUGUST 31, 1996          $    --      $   31,919    $ 11,467,316      $ (4,998,515)    $ (3,580,114)       $ 2,920,606
                                    ============ ============  =============     ==============     =============     ============




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                              1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                      $    (12,987)  $   (380,035)
         Adjustments to reconcile net income to net
           cash provided by operating activities
               Depreciation and amortization                                675,372        921,912
               Deferred income tax benefit                                   (6,690)        (7,807)
               Interest income on note receivable from sale of shares      (436,073)            --
               Gain on sale of land                                              --       (234,113)
               (Increase) decrease in assets
                    Accounts receivable                                    (294,224)        39,404
                    Other current assets                                     15,009         39,609
                    Refundable federal income taxes                         460,068         11,795
                Increase (decrease) in liabilities
                     Accounts payable and accrued expenses               (1,010,555)       244,892
                                                                       ------------   ------------
            Net cash provided by (used in) operating activities            (610,080)       635,657
                                                                       ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                       (1,699,839)      (331,148)
         Proceeds from sale of property, plant and equipment                     --        609,113
         Increase in other assets                                          (371,373)      (189,755)
         Purchase of investment in unconsolidated company                   (70,000)          --
         Reduction in amounts due from shareholder                          435,430      1,827,431
                                                                       ------------   ------------
             Net cash provided by (used in) investing
              activities                                                 (1,705,782)     1,915,641
                                                                       ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from long-term borrowings                              14,875,000            --
         Payments related to borrowing
            from shareholders                                                (2,300)      (250,463)
         Principal payments of long-term debt                           (11,967,558)    (1,126,476)
         Partial prepayment of note receivable                              750,000             --
         Dividend paid                                                   (1,510,075)            --
                                                                       ------------   ------------
             Net cash provided by (used in) financing                     2,145,067     (1,376,939)
                                                                       ------------   ------------

             Net increase (decrease) in cash                               (170,795)     1,174,359

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,336,891        621,761
                                                                       ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  1,166,096   $  1,796,120
                                                                       ============   ============


SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1996 AND 1995

--------------------------------------------------------------------------------




NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                         1996                      1995

Cash paid for interest expense        $1,222,245                $1,011,736

Non-cash investing and financing activities - On July 25, 1996 a non-cash transaction occurred whereby 171,900 Common Shares, with a fair value of $1,074,375, were issued in exchange for an 11.4% ownership interest in an unconsolidated company.

NOTE B - STOCK OPTION AND STOCK PURCHASE PLANS

Effective May 21, 1996, the Company's shareholders approved the 1996 Management Equity Incentive Plan, the 1996 Directors' Share Option Plan, the Directors' Compensation Plan and the Employee Share Purchase Plan. The complete plan documents were included in the Company's 1996 Proxy Statement. There has been no activity during 1996 under any plan except the 1996 Management Equity Incentive Plan. Activity under the 1996 Management Equity Incentive Plan is summarized as follows:


Options Granted (shares):
   Beginning of year                                 ---
   Additional granted                              167,500
                                                   -------
   End of period                                   167,500
                                                   =======

Option Price Per Share                           $    7.00
                                                 =========

Options Exercised                                    ---
                                                 =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition during the periods included in the accompanying unaudited consolidated financial statements.

PLAN OF OPERATION

         From the Company's inception in 1986 until January 1996, Donald W. Reynolds served as Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary of the Company, and the Company engaged Innkeepers Management Company, a Michigan corporation wholly owned by Mr. Reynolds ("Innkeepers"), to manage the Company's business pursuant to a Management Agreement.

         As reported in the Company's Report on Form 8-K filed on February 5, 1996, Mr. Reynolds was removed as an officer and director of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996, in the course of a proceeding brought by TEI Acquisition, Inc. ("TAI") (Case No. 95-00-33-88-CZ, Deegan, J.). The court appointed Frank O. Staiger as acting President and director. On January 25, 1996, Meritage Capital Corp., then the Company's majority shareholder, amended the Company's Bylaws to classify the Board of Directors into two classes, expanded the Board of Directors to 10 directors and appointed five new directors. On January 25, 1996, the Company's newly expanded Board of Directors removed David C. Distad, son-in-law of Mr. Reynolds, as Vice President and Chief Financial Officer of the Company and terminated the Management Agreement with Innkeepers. The Company no longer employs a third party management company. Instead, the Company has installed new management to operate its business directly in an effort to utilize more efficiently the Company's resources and employees. Since January 25, 1996, the Company has fundamentally changed its operations in a manner management believes will have a positive effect on future performance.

         On September 17, 1996, the Company commenced a tender offer to obtain a majority of the limited partnership interests in the Wendy's of West Michigan Limited Partnership. If the Company is successful in obtaining control of the Partnership, it is expected that the acquisition would have a positive effect on the net earnings and operating cash flow of the Company. The Partnership operates 26 "Wendy's Old-Fashioned Hamburgers" restaurants in West Michigan. The Partnership reported sales of $25.4 million in 1995 and has approximately 900 employees. For details of the acquisition see "Financial Condition and Liquidity" below.

RESULTS OF OPERATIONS

         Telephone and Sundry Revenue, previously included as Other Income in 1995 in the amount of $231,651 for the nine-month period ended August 31, 1995 and $116,413 for the third quarter ended August 31, 1995, has been reclassified to Sundry Revenue to conform with the 1996 presentation.

Total Revenue

         Total revenue for the nine-month period ended August 31, 1996 increased 4.7% to $11,404,897 as compared to $10,895,957 for the same period of 1995. Total revenues for the third quarter of 1996 and 1995 were $4,712,674 and $4,765,208 respectively, a decrease of 1.1%. A decrease in social function bookings in the third quarter of 1996 compared to the third quarter of 1995 contributed to the decrease in food and beverage revenue. The variance in total revenues is also partially attributable to a variance in hotel occupancy. For the nine-month periods ended August 31, 1996 and 1995, hotel occupancy was 61.6% and 59.1%, respectively. For the third quarter of 1996 and 1995, hotel occupancy was 74.5% and 78.0%, respectively. Increases in the average daily rate had a favorable impact on room revenue for both the three and nine month periods ended August 31, 1996 compared to the same periods of 1995. The average daily rate increased from $81.77 per day for the third quarter of 1995 to $89.52 per day for the third quarter of 1996, an increase of

9.5%. For the nine months ended August 31, 1996, the average daily rate was $77.85 compared to $75.69 for the nine months ended August 31, 1995, an increase of 2.9%.

Cost of Sales

         Cost of food sales for the nine-month periods ended August 31, 1996 and 1995 was $1,601,464 (36.4%) and $1,713,821 (38.5%), respectively; cost of beverage sales was $472,846 (27.7%) and $447,797 (25.8%), respectively. For the third quarter of 1996 and 1995, cost of food sales was $536,194 (34.2%) and $693,892 (38.1%), respectively; cost of beverage sales was $198,854 (29.4%) and $181,923 (25.9%), respectively. The improvement in cost of food sales is a result of the introduction of new menus with higher profit margins and improvements in food cost controls. The increase in cost of beverage sales was primarily due to abnormally high employee turnover at the hotel bars.

Operating Expenses

         For the nine-month period ended August 31, 1996, operating expenses increased 2.6% to $5,560,444 as compared to $5,418,688 for the same period of 1995. The increase in operating expenses is directly related to the increase in hotel revenues and occupancy. For the third quarter of 1996, operating expenses increased 1.7% to $2,037,659 as compared to $2,003,154 for the same period of 1995.

General and Administrative Expenses

         For the nine-month period ended August 31, 1996, general and administrative expenses increased $9,505 (.4%), as compared to the same period of 1995. For the third quarter of 1996, general and administrative expenses increased $56,904 (7.3%) as compared to the same period of 1995. The increase in administrative expenses for the third quarter of 1996 was primarily due to increased legal and professional fees incurred in connection with the settlement of all litigation and claims on August 13, 1996. (See "Legal Proceedings," Part II, Item 1.)

Other Expenses

         As previously mentioned, other income for 1995 has been reclassified to facilitate comparison of operations. For the nine-month period ended August 31, 1996, other expenses (net) of $107,990 consisted primarily of approximately $173,000 of expenses incurred to effect the change in control and management of the Company less approximately $87,000 of income from the collection of outstanding amounts due from parties related to the Company prior to the change in control and management.

Depreciation and Amortization

         Depreciation and amortization expense for the nine-month period ended August 31, 1996 was $675,372 as compared to $921,624 for the same period of 1995. For the third quarter of 1996, depreciation expense was $225,995 as compared to $307,724 for the same period of 1995. Certain property and equipment acquired in 1986 (the year of incorporation) which had a ten year life became fully depreciated in 1995. As a result, depreciation expense for the three and nine-month periods ended August 31, 1996 was lower than that for the same periods in 1995.

Interest Income

         Interest income for the nine-month period ended August 31, 1996 was $517,382 as compared to $219,999 for the same period of 1995. For the third quarter of 1996, interest income was $159,730 as compared to $31,279 for the same period last year. Interest income consists primarily of interest on notes receivable from the sale of Common Shares ($436,073 for the nine-month period ended August 31, 1996, and

$135,943 for the quarter ended August 31, 1996). Interest income for the nine-month period ended August 31, 1995 was primarily due to amounts received from parties related to the Company prior to the change in control and management.

Interest Expense

         Similar to other businesses in the hospitality industry, the Company is sensitive to changes in interest rates and costs. In fiscal 1995, the Federal Reserve Board increased the discount rate on several occasions, resulting in increases in the prime rate. The Company currently has indebtedness of approximately $14,500,000, $12,000,000 ("first mortgage loan") which is subject to interest at a floating rate of 1% over the prime rate and $2,500,000 ("second mortgage loan") which is subject to interest at a floating rate of 8% over the prime rate. At August 31, 1995, the Company had indebtedness of approximately $11,700,000 subject to interest at floating rates from 1% over the prime rate to 2% over the prime rate, which debt was retired in connection with the Company's long-term debt refinancing in February 1996. The increase in interest expense for the three and nine months ended August 31, 1996 is due primarily to the Company's increased indebtedness along with slight increases in the prime rate.

FINANCIAL CONDITION AND LIQUIDITY

         As of August 31, 1996, the Company's current assets exceeded its current liabilities by $566,446 (working capital) for a current ratio of 1.3:1, compared to working capital of $43,681 (1.0:1) at November 30, 1995 and working capital of $1,935,389 (2.1:1) at May 31, 1996. The increase in working capital from November 30, 1995 to August 31, 1996 was the result of an increase in working capital provided by the Company's long-term debt refinancing in February 1996. Working capital has decreased since the date of the refinancing due to the Company's significant investment in property, plant and equipment, which investment totaled $1,699,839 for the nine months ended August 31, 1996.

         As discussed in the Company's "Plan of Operation" (Part I, Item 2), the Company has commenced a tender offer to obtain a majority of the limited partnership interests in the Wendy's of West Michigan Limited Partnership. Under the terms of the tender offer, the acquisition of the Partnership interests will cost $3,360,000. The Company has a loan commitment in the amount of $3,000,000, the proceeds from which will be used to acquire the Partnership interests. The balance of the funds needed to complete the tender offer will be provided from cash on hand. The $3,000,000 loan will require monthly payments of interest only at 8% over the prime rate for the first year followed by sixty equal monthly payments of principal, plus accrued interest. It is expected that the acquisition of the Partnership will have a positive effect on the net earnings and operating cash flow of the Company.

         As discussed in the Company's Annual Report on Form 10-KSB/A Amendment No. 2 for the fiscal year ended November 30, 1995, in order to increase revenues at the Company's existing properties, the Company believes it must make substantial capital expenditures in both the short and long term. This investment in property, plant and equipment began in the current fiscal year. For the next twelve months, the Company has budgeted capital expenditures at its existing properties of approximately $2,000,000. The Company plans to provide funds for this investment from (i) proceeds from a proposed private placement of $1,000,000 in convertible preferred stock, (ii) proceeds from refinancing the Company's first mortgage loan, (iii) funds generated from operations, or (iv) the sale of non-core assets. If the Company is not successful in its proposed convertible preferred stock private placement, in refinancing its first mortgage loan or in the sale of non-core assets, the Company may be required to revise its capital expenditure plan (both in amount and in timing of the expenditures) based on available cash.

         The Company's long-term debt consists primarily of promissory notes in the principal amount of $12,000,000 (first mortgage loan) and $2,500,000 (second mortgage loan). The $12,000,000 first mortgage loan requires monthly payments of interest only at 1% over the prime rate through March 1, 1997. The $2,500,000 second mortgage loan requires monthly payments of interest only at 8% over the prime rate through March 1, 1997. Beginning April 1, 1997 monthly principal payments will be required on both loans totaling $116,667 plus accrued interest. The scheduled annual principal payments on the first and second mortgage loans are as follows:

                                                           Principal
                           Year                            Payments
                           ----                            --------

                           1997                              933,333
                           1998                            1,400,000
                           1999                            1,400,000
                           2000                            1,400,000
                           2001                            1,400,000
                        Later years                        7,966,667
                                                           ---------
                           Total                          14,500,000
                                                          ==========


         Because the terms of the loan agreements provide for the scheduled reduction in principal, and because the Company desires to increase the first mortgage loan from $12,000,000 to $14,000,000 to partially fund scheduled capital expenditures through 1998, the Company is pursuing refinancing and restructuring of the first mortgage loan. If the Company is successful in refinancing its first mortgage loan, the restructured $14,000,000 first mortgage is anticipated to contain a 20 year amortization schedule (due in seven years) with a fixed interest rate of approximately 10% (based on current interest rates). This loan would result in a more favorable first mortgage loan from a cash flow perspective. There can be no assurance, however, that the Company will be successful in the refinancing and restructuring of its first mortgage loan.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         As reported on a Form 8-K dated August 20, 1996, all litigation described in Part 1, Item 3 of the Company's Annual Report on Form 10-KSB/A Amendment No. 2 for the fiscal year ended November 30, 1995, was settled on August 13, 1996. Pursuant to this settlement, Donald W. Reynolds (the Company's former majority shareholder and President), and various parties affiliated with Mr. Reynolds, agreed to sell all 860,148 shares of Common Stock of the Company owned by them, with a portion of the proceeds to be paid to other parties to the litigation. On September 24, 1996, it was reported that all 860,148 shares of Common Stock had been sold by Reynolds and his affiliates pursuant to the settlement agreement. The Company incorporates by reference herein the Form 8-K dated August 20, 1996.

ITEM 2.  CHANGES IN SECURITIES.

         As reported on a Form 8-K dated August 20, 1996, in order to facilitate the settlement described in Item 1 above, the Company's Board of Directors adopted a resolution, effective August 13, 1996, to amend the Company's Bylaws to add a new article whereby the Company opted out of Chapter 7B of the Michigan Business Corporation Act. Chapter 7B, also called the Michigan Control Share Acquisition Act, defines "control shares" as shares that, when added to previously owned shares, increase an individual's percentage ownership of voting stock to 20% or more, 33 1/3% or more, or a majority or more of outstanding Common Stock. Under Chapter 7B, a person purchasing control shares must receive shareholder approval or the purchased shares may be non-voting shares. The Company incorporates by reference herein the Form 8-K dated August 20, 1996. See
Article X of the Bylaws attached hereto as Exhibit 3(ii).

ITEM 5.  OTHER INFORMATION.

     In June and July, 1996, the Company acquired 157.25 units, or about 12.5%, of the Wendy's of West Michigan Limited Partnership. The Partnership reported sales of $25.4 million in 1995 and has approximately 900 employees. Also, as discussed in the Company's "Plan of Operation" (Part I, Item 2), on September 17, 1996, the Company commenced a tender offer to obtain an additional 480 units of the Partnership which, if successful, would give the Company a majority of the limited partnership interests.

         During the third quarter, the Company changed the name of its subsidiary, Spring Lake Inn, Inc., to Grand Harbor Resort Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBIT LIST.


Exhibit No.                        Description of Document
-----------       --------------------------------------------------------------

  3(ii)           Restated and Amended Bylaws of Meritage Hospitality Group Inc.

  27              Financial Data Schedule.

         (b) REPORTS ON FORM 8-K. The Company filed a report on Form 8-K on August 20, 1996, which reported (i) the settlement agreement discussed in Part II, Item 1 herein and (ii) the Bylaw amendment described in Part II, Item 2 herein. No financial statements were filed.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  October 8, 1996               MERITAGE HOSPITALITY GROUP INC.



                                      By      /s/  Christopher B. Hewett
                                           -------------------------------------
                                           Christopher B. Hewett
                                           President and Chief Executive Officer


                                      By      /s/  William D. Badgerow
                                           -------------------------------------
                                           William D. Badgerow
                                           Vice President and Treasurer
                                           (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                      Description of Document
------------      --------------------------------------------------------------

3(ii)             Restated and Amended Bylaws of Meritage Hospitality Group Inc.

27                Financial Data Schedule.