Form 10-K
period 1996-11-30
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1997-02-28
CIK 808219

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

                        COMMISSION FILE NUMBER: 0-17442

                        MERITAGE HOSPITALITY GROUP INC.
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                38-2730460
     (State or other jurisdiction       (I.R.S. Employer Identification Number)
   of incorporation or organization)

   40 PEARL STREET, N.W., SUITE 900
       GRAND RAPIDS, MICHIGAN                             49503
(Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code: (616) 776-2600

          Securities registered pursuant to Section 12(b) of the Act:
                         COMMON SHARES, $0.01 par value

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __
                                              -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates as of February 20, 1997 was $6,785,314 based on the closing price of the Common Shares on the Chicago Stock Exchange on February 20, 1997.

As of February 20, 1997, there were outstanding 3,213,017 Common Shares of the Registrant.

================================================================================

                        MERITAGE HOSPITALITY GROUP INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


PART I                                                                                            PAGE
                                                                                                  ----
         Item I - Business                                                                          3

         Item 2 - Properties                                                                       10

         Item 3 - Legal Proceedings                                                                12

         Item 4 - Submission of Matters to Vote of Security-Holders                                12


PART II

         Item 5 - Market for Registrant's Common Equity and Related
                    Stockholder Matters                                                            13

         Item 6 - Selected Financial Data                                                          16

         Item 7 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            17

         Item 8 - Financial Statements and Supplementary Data                                      24

         Item 9 - Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure                                             24

PART III

         Item 10 - Directors and Executive Officers of the Registrant                              25

         Item 11 - Executive Compensation                                                          28

         Item 12 - Security Ownership of Certain Beneficial Owners
                    and Management                                                                 29

         Item 13 - Certain Relationships and Related Transactions                                  30


PART IV

         Item 14 - Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                                            33

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Meritage Hospitality Group Inc. is engaged in the hospitality business and conducts its operations through two business segments: the Lodging Group and the Food Service Group.

     In the Lodging Group, the Company owns and operates three full service hotels: the 149-room Thomas Edison Inn located on the St. Clair River in Port Huron, Michigan; the 78-room St. Clair Inn located on the St. Clair River in St. Clair, Michigan; and the 121-room Grand Haven Holiday Inn located on the Grand River in Spring Lake, Michigan. Each Hotel has a picturesque waterfront setting and seeks business and leisure travelers who desire full service accommodations such as guest rooms and suites, a restaurant and cocktail lounge, and meeting/conference rooms.

     In the Food Service Group, the Company owns 680.8 limited partnership units of the Wendy's of West Michigan Limited Partnership (the "WENDY'S PARTNERSHIP"), representing approximately 54% of the total outstanding limited partnership units. The Wendy's Partnership operates 26 "Wendy's Old-Fashioned Hamburgers" restaurants throughout Western and Southern Michigan which are operated pursuant to franchise agreements with Wendy's International, Inc.

     On May 21, 1996, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation changing the Company's name from "Thomas Edison Inns, Inc." to "Meritage Hospitality Group Inc." The Company's principal executive office is located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503, its telephone number is (616) 776-2600 and its facsimile number is (616) 776-2776. Unless otherwise specified, or unless the context otherwise requires, all references to "the Company" include Meritage Hospitality Group Inc. and its subsidiaries.

ACQUISITION

     WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP

     In June 1996, the Company purchased 14 limited partnership units of the Wendy's Partnership for $5,000 cash per unit. In July 1996, the Company purchased an additional 143.25 units in exchange for 171,900 Company Common Shares which were trading at $6.25 per share at that time (equal to $7,500 per unit). These transactions resulted in the Company owning approximately 12.5% of the outstanding units.

     As reported on Form 8-K/A Amendment No. 1, filed with the Securities and Exchange Commission on January 6, 1997, the Company commenced a tender offer on September 17, 1996 to acquire an additional 480 units in exchange for $7,000 cash per limited partnership unit. When the tender offer expired on October 31, 1996, a total of 698.75 limited partnership units had been deposited. The Company accepted 482.55 validly tendered units, thereby giving the Company 639.8 (approximately 51%) of the outstanding limited partnership units. The Company thereafter acquired an additional 41 limited partnership units (which the Company valued at $7,200 per unit) in exchange for 29,520 shares of Company preferred stock, bringing the Company's total ownership interest to approximately 54%. All of the Company's limited partnership units were then transferred to MHG Food Service Inc., a wholly owned subsidiary of the Company.

     On October 21, 1996, the Company entered into an agreement to acquire the General Partnership interest in the Wendy's Partnership. The acquisition is conditioned upon, among other things, the approval of Wendy's International. The current General Partner of the Wendy's Partnership (Wendy's West Michigan, Inc., a Michigan corporation) oversees the day-to-day operations of the Wendy's Partnership, subject to the right of the limited partners to vote on certain matters.

     It is the Company's intention ultimately to acquire the entire business of the Wendy's Partnership.

REPLACEMENT AND RESTRUCTURING OF MANAGEMENT

     From the Company's inception in 1986 until January 1996, Donald W. Reynolds served as Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary of the Company, and the Company engaged Innkeepers Management Company, a Michigan corporation wholly owned by Mr. Reynolds, to manage the Company's business pursuant to a Management Agreement.

     As reported in the Company's Report on Form 8-K filed with the SEC on February 5, 1996, Mr. Reynolds was removed as an officer and director of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996 (Case No. 95-00-33-88-CZ, Deegan, J.). The Court appointed Frank O. Staiger as acting President and director. On January 25, 1996, Meritage Capital Corp. ("MCC"), then the Company's majority shareholder, amended the Company's Bylaws to, among other things, expand the Board of Directors to 10 directors and appointed 5 new directors. On January 25, 1996, the Company's newly expanded Board of Directors appointed Christopher B. Hewett as the Company's new President and Chief Executive Officer. The Board also terminated the Management Agreement with Innkeepers and removed David C. Distad, Mr. Reynolds's son-in-law, as Vice President and Chief Financial Officer of the Company. Instead of employing a third party management company, the Company now operates the Company's business directly in an effort to more effectively utilize the Company's resources and employees.

     On January 24, 1997, the Board of Directors amended the Company's Bylaws to remove the requirement that the Board of Directors consist of two classes. Pursuant to this amendment, the Board shall be comprised of not less than 5 nor more than 15 directors, and all directors shall be elected for a term of office continuing only until the next election of directors by the shareholders.

LODGING GROUP

     The Company's Hotels are full service properties that attract business and leisure travelers. Each Hotel provides fully appointed guest rooms and numerous amenities and services including a restaurant and cocktail lounge, meeting/conference rooms, and a swimming pool and fitness facility. Approximately 150 full time, and 325 part time, employees are involved in the operation of the three Hotels, none of whom are members of a labor union or part of a collective bargaining unit.

     THOMAS EDISON INN

     The Thomas Edison Inn, which opened in 1987, is located on approximately 4 acres bordering the St. Clair River in Port Huron, Michigan. The Hotel has 149 guest rooms, a 250 seat restaurant that overlooks the St. Clair River and Lake Huron, a 150 seat cocktail lounge, and a variety of meeting/conference rooms accommodating up to 500 people. Other facilities include an indoor swimming pool, a pool side whirlpool, and a health club and retail shops leased to third party vendors. The Hotel's room revenue is derived from business and leisure travelers. The Hotel's food and beverage facilities are heavily patronized by local clientele which results in food and beverage revenues significantly higher than industry norms for similar size hotels. In 1996, the Hotel underwent a $650,000 renovation which included building improvements and the installation of point-of-sale, property management and telephone systems.

     ST. CLAIR INN

     The St. Clair Inn, which opened in 1926, is a state historic site located on approximately 2.5 acres bordering the St. Clair River in St. Clair, Michigan. The Hotel has 78 rooms, a 240 seat restaurant that overlooks the St. Clair River, a 60 seat cocktail lounge, and a variety of meeting/conference rooms accommodating up to 250 people. Other facilities include an indoor swimming pool and approximately 1,000 feet of frontage along the St. Clair River with a boardwalk running most of that distance. The Hotel's market mix is similar to that of the Thomas Edison Inn, and the Hotel also derives substantial food and beverage revenue from local clientele. In order to facilitate the sale of certain Non-core Assets (described below), three buildings adjacent to the Hotel are slated to be demolished in 1997, resulting in eighteen rooms having been removed from service in late 1996. The Hotel underwent a $500,000 renovation in 1996 which included building improvements and the installation of point-of-sale, property management and telephone systems.

     GRAND HAVEN HOLIDAY INN

     The Grand Haven Holiday Inn, which opened in 1969, is located on approximately 4 acres bordering the Grand River in Spring Lake, Michigan. The Hotel has 121 rooms, a 185 seat restaurant that overlooks the Grand River, a 125 seat cocktail lounge, and a variety of meeting/conference rooms accommodating up to 300 people. Other facilities include an outdoor and indoor swimming pool. The Grand Harbor Yacht Club, a 52-slip marina owned by the Company, borders the property. The Hotel's market mix is similar to that of the Thomas Edison Inn and the St. Clair Inn, and the Hotel also derives substantial food and beverage revenue from local clientele. In 1996, the Hotel underwent a $700,000 renovation whereby the exterior of the Hotel was redesigned and renovated to compliment and accentuate its nautical surroundings.

     The Hotel is operated under a license agreement between Holiday Inns Franchising, Inc. and the Company's subsidiary, Grand Harbor Resort Inc. Under this agreement, the Hotel is entitled to use the service marks "Holiday Inn" and certain other service and trademarks, and a computerized reservation network operating under the name "Holidex." The Hotel is required to pay a variety of fees and assessments to Holiday Inns Franchising which, in fiscal 1996, totaled $148,811, or 8.3% of the Hotel's gross room revenues. The license agreement expires in August 2009. Holiday Inns Franchising may terminate the license if the Hotel fails to meet its obligations under the license agreement to the satisfaction of Holiday Inns Franchising. The Company believes its subsidiary is in compliance with the license agreement. However, the Company is presently negotiating the terms of a property improvement plan mandated by Holiday Inns Franchising which, if an agreement is not reached, may be viewed as a default under the license agreement. The Company is also presently reviewing the significance of its affiliation with Holiday Inn to determine whether continuing the Holiday Inn affiliation is in the Company's best interests. The Company does not believe that the termination of the license agreement would have a material effect on its operations.

     CAPITAL EXPENDITURE PROGRAM

     The Company spent approximately $2.2 million in its capital expenditure program in 1996, primarily to upgrade and refurbish the Company's properties. The program is described in more detail in Item 7 "Financial Condition and Liquidity." The Company intends to continue basic capital improvements in 1997 and may finance such expenditures through the sale of Non-core Assets (described below) or with funds generated from operations.

     COMPETITION AND INDUSTRY CONDITIONS

     The lodging industry is highly competitive. Since 1993, the industry has been steadily recovering from the recession of the early 1990's and the over-building of the late 1980's. Occupancy and average daily rates have consistently increased since 1993. Also, new hotel construction has resumed. Industry sources continue to forecast modest increases in occupancy, average daily rates and profits for 1997.

     The following table illustrates the average daily room rates for the Hotels during 1995 and 1996 as compared to the national average:

                            AVERAGE DAILY ROOM RATES

--------------------- ----------------------- ----------------------- ----------------------- ---------------------
                              THOMAS                                   GRAND HAVEN HOLIDAY          NATIONAL
    FISCAL YEAR             EDISON INN            ST. CLAIR INN                INN                  AVERAGE*
--------------------- ----------------------- ----------------------- ----------------------- ---------------------
        1995                 $ 80.68                 $ 71.39                 $ 68.11                $ 67.34
--------------------- ----------------------- ----------------------- ----------------------- ---------------------
        1996                 $ 80.48                 $ 83.26                 $ 71.02                $ 69.50
--------------------- ----------------------- ----------------------- ----------------------- ---------------------

* Source: Smith Travel, Coopers & Lybrand and CLS Estimates

     The following table illustrates the percentages of occupancy for 1995 and 1996 as compared to the national occupancy rate:

                                OCCUPANCY RATES

-------------------- ----------------------- ------------------------ ----------------------- ---------------------
                             THOMAS                                    GRAND HAVEN HOLIDAY          NATIONAL
    FISCAL YEAR            EDISON INN             ST. CLAIR INN                INN                  AVERAGE*
-------------------- ----------------------- ------------------------ ----------------------- ---------------------
       1995                  59.5%                    59.9%                   61.7%                  65.5%
-------------------- ----------------------- ------------------------ ----------------------- ---------------------
       1996                  65.5%                    56.6%                   57.7%                  66.5%
-------------------- ----------------------- ------------------------ ----------------------- ---------------------

* Source: Smith Travel, Coopers & Lybrand and CLS Estimates

     The Hotels compete with a wide range of lodging facilities offering various types of hospitality related services to the public. The competition includes several national and regional hotel chains offering a variety of accommodations, amenities and levels of service, and independent hotels in each market segment. Business at the Company's Hotels varies seasonally. Historically, demand has been greatest during the summer, resulting in higher revenues during the Company's third fiscal quarter.

     The Company's Hotels are the dominant full service properties in their respective markets. To maintain its market share, the Company has expanded its sales and marketing programs and made significant capital improvements. In recent years, most newly constructed hotels in the Company's markets have been limited service hotel properties which offer mid-priced or economy level room rates. The Company anticipates increased competition in its markets as a result of these new properties.

     Current market conditions make this an opportune time to sell full service hotels. Accordingly, the Company intends to explore carefully any opportunity which may arise regarding the sale of one or more of the Company's full service hotels. Proceeds would be used to pay down the Company's long term indebtedness.

     RISKS AND GOVERNMENTAL REGULATIONS

     The Company's Lodging Group is subject to all the risks inherent in the lodging industry. These include, among others, general and local economic conditions; changes in travel patterns and highway conditions and construction; changes in governmental regulations that influence wages, prices and construction costs; changes in interest rates; changes in health insurance coverage requirements; the geographical concentration of the Company's Hotels; working conditions; and the recurring need for renovation and capital improvements. Because of the high level of fixed costs required to operate full service hotels, certain significant expenditures cannot generally be reduced when circumstances cause a reduction in revenue. Substantial changes in the minimum wage or mandatory health care coverage could have an adverse effect on the Company's operations.

     The hotel, restaurant and lounge operations within the Company's Lodging Group are subject to governmental regulation and licensing requirements, including, but not limited to, zoning ordinances, public health certification and liquor licenses. The Company believes its operations would be adversely affected if these licenses or permits were terminated. The Company does not anticipate that its licenses or permits will be terminated.

FOOD SERVICE GROUP

     THE WENDY'S PARTNERSHIP

     The Company's Food Service Group consists of a majority interest in the Wendy's Partnership which operates 26 "Wendy's Old-Fashioned Hamburgers" quick-service restaurants in the Michigan counties of Allegan, Calhoun, Kalamazoo, Kent, Muskegon, Ottawa and Van Buren. The Wendy's Partnership employs approximately 900 people and reported sales of approximately $26.5 million in fiscal 1996. The restaurants offer a diverse menu featuring hamburgers, chicken breast sandwiches, baked and french fried potatoes, pita sandwiches, freshly prepared salads, soft drinks and "Frosty" desserts.

     The Wendy's restaurants are operated pursuant to license agreements with Wendy's International. These agreements impose requirements regarding the preparation and quality of food products, the level of service, and general operating procedures. The Wendy's Partnership makes a monthly royalty payment to Wendy's International (the greater of 4% of monthly gross sales or

$250 per restaurant) and commits a certain percentage of monthly gross sales to advertising. The Wendy's Partnership is also permitted to utilize Wendy's International's trademarks, service marks, designs and other propriety rights in connection with the operation of the restaurants.

     The franchise agreements provide, among other things, that a change in the operational control of the Wendy's Partnership or the General Partner cannot occur without the prior consent of Wendy's International. The Company executed a letter of intent with Wendy's International in January 1997 whereby the basic business terms of the Company's assumption of control of the Wendy's Partnership were agreed to by Wendy's International. The franchise agreements also provide that any proposed sale of the Wendy's Partnership's business, interests or franchise rights is subject to the consent and right of first refusal of Wendy's International.

     The franchise agreements currently in place with the Wendy's Partnership generally expire 20 years after the date the restaurant at issue was opened or under construction. Subject to certain conditions, the franchise agreements generally are renewable for a term equal to the term set forth in the standard form of franchise agreement that is executed by other Wendy's International franchise owners renewing their franchises at or about the same time.

     The Wendy's Partnership cannot conduct its present business without its affiliation with Wendy's International which gives the Wendy's Partnership the right to use certain registered trademarks and service marks such as "Wendy's" and "Wendy's Old-Fashioned Hamburgers." A default by the Wendy's Partnership under a franchise agreement could result in adverse consequences, including the termination of the franchise agreement.

     COMPETITION AND INDUSTRY CONDITIONS

     The food service industry serves as the nation's largest retail employer, providing jobs for over 9 million people at over 730,000 locations in the United States. The growth rate of the quick-service segment has consistently exceeded that of the food service industry as a whole for more than 20 years. The historic change in domestic lifestyles which favor greater convenience has significantly impacted this trend. Because of this growth rate, competition in the quick-service restaurant segment is intense and can be expected to increase. Most of the Wendy's Partnership's restaurants are in close proximity to other quick-service restaurants (e.g. McDonald's, Burger King and Taco Bell) which compete on the basis of price, service, quality and variety. Recently, the major competitors have attempted to draw customer traffic by a deep discounting strategy. However, neither Wendy's International nor the Company believes this is a profitable long-term strategy. The Company intends to achieve growth both by developing new Wendy's restaurants and by increasing the sales at existing restaurants.

     The restaurant industry is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues for the Wendy's Partnership during those months.

     The Company is exploring other acquisitions that would significantly increase the size of the Company's Food Service Group.

     RISKS AND GOVERNMENTAL REGULATIONS

     The Company's Food Service Group is subject to all the risks inherent in its industry. These include, among others, changes in local, regional or national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service food; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; the general reputation of Wendy's restaurants; changes in travel patterns and highway conditions and construction; changes in governmental regulations that influence prices and construction costs; changes in health insurance coverage requirements; and changes in interest rates. Also, the Wendy's Partnership is subject to extensive federal, state and local government regulations relating to the zoning, development and operation of the restaurants and the preparation and sale of food. The Wendy's Partnership is also sensitive to laws governing relationships with its employees such as minimum and overtime wage laws, health insurance coverage requirements, and working conditions. Substantial changes in the minimum wage or mandatory health care coverage could have an adverse effect on the Wendy's Partnership.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

                                  -------------------------- ------------------------- -------------------------
                                            1996                       1995                      1994
--------------------------------- -------------------------- ------------------------- -------------------------
Revenue:
--------------------------------- -------------------------- ------------------------- -------------------------
  Lodging Group                         $  14,762,822             $  14,441,020              $  15,360,028
--------------------------------- -------------------------- ------------------------- -------------------------
  Food Service Group                        2,122,040                    *                         *
--------------------------------- -------------------------- ------------------------- -------------------------

--------------------------------- -------------------------- ------------------------- -------------------------
Operating Profit or (Loss):
--------------------------------- -------------------------- ------------------------- -------------------------
  Lodging Group                              (966,885)               (2,043,858)                 1,309,492
--------------------------------- -------------------------- ------------------------- -------------------------
  Food Service Group                           (8,136)                   *                         *
--------------------------------- -------------------------- ------------------------- -------------------------

--------------------------------- -------------------------- ------------------------- -------------------------
Identifiable Assets:
--------------------------------- -------------------------- ------------------------- -------------------------
  Lodging Group                            21,418,956                17,983,503                 19,688,429
--------------------------------- -------------------------- ------------------------- -------------------------
  Food Service Group                       10,509,908                    *                         *
--------------------------------- -------------------------- ------------------------- -------------------------

* The Company's Food Service Group commenced operations on November 1, 1996.

NON-CORE ASSETS

     The Company has a number of assets which do not directly relate to its hospitality business. These assets include (i) approximately 5.5 acres of undeveloped land adjacent to the Thomas Edison Inn, (ii) approximately 1 acre of commercial property adjacent to the St. Clair Inn, (iii) the Grand Harbor Yacht Club, a 55-slip marina which borders the Grand River adjacent to the Grand Haven Holiday Inn, (iv) $5.1 million in life insurance policies on the life of the former President and Chief Executive Officer, and (v) a note receivable from the sale of shares in the outstanding principal amount of $9,750,000 (together the "NON-CORE ASSETS"). The Company intends to sell some or all of the Non-core Assets described in (i) through (iv) above to raise additional funds which may be used to pay down the Company's long-term indebtedness or fund acquisitions, capital expenditures or other corporate purposes.

ITEM 2. PROPERTIES.

     For a description of the properties that are owned and operated by the Company and its subsidiaries, see Item 1.

     The Company leases approximately 4,600 square feet of office space located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503 as its corporate headquarters and as the registered office of the Company and its subsidiaries.

     The Wendy's Partnership operates 26 restaurants in the Michigan counties of Allegan, Calhoun, Kalamazoo, Kent, Muskegon, Ottawa and Van Buren. The Wendy's Partnership (i) owns the land and buildings comprising five restaurants, (ii) leases the land and buildings comprising 20 restaurants, and
(iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from one to 25 years. All of the equipment used in the operation of the restaurants is owned by the Wendy's Partnership. Each restaurant is a size, shape, design and layout that is required, and has been approved, by Wendy's International. The ages of the restaurants range from one to twenty-three years. The restaurants are subject to the encumbrances that are described in "Financing and Encumbrances" below.

     The Wendy's Partnership also leases approximately 4,000 square feet of office space located at 4613 West Main, Kalamazoo, Michigan 49006 as its operating headquarters. The principal office of the General Partner is located at 125 Ottawa, N.W., Suite 235, Grand Rapids, Michigan 49503.

     The Company believes that its properties, and the properties held by the Wendy's Partnership, are adequately covered by insurance.

FINANCING AND ENCUMBRANCES

     On February 26, 1996, the Company entered into an agreement with Great American Life Insurance Company ("GALIC"), an affiliate of American Financial Group, Inc., to refinance all of its mortgage debt. The Company executed two promissory notes in favor of GALIC in the principal amount of $12,000,000 ("LOAN A") and $3,000,000 ("LOAN B"), respectively. The interest rate on Loan A was the Prime Rate of The Provident Bank (Cincinnati, Ohio) plus 1%, fully floating. The interest rate on Loan B was the Prime Rate of The Provident Bank plus 8%, fully floating. Loan A had a maturity date of March 1, 2012, with monthly payments of interest only during the first year and 180 equal monthly payments of principal plus accrued interest thereafter. Loan B had a maturity date of March 1, 2002, with monthly payments of interest only during the first year and 60 equal monthly payments of principal and accrued interest thereafter. Loan A could be prepaid in whole or in part at any time without penalty upon payment of all accrued interest and principal. Loan B could be prepaid in whole or in increments of $100,000 upon payment of all accrued interest plus a prepayment premium of 10% of the principal balance so prepaid, except that no prepayment premium would be payable if GALIC required such prepayment from the proceeds resulting from the disposition of certain collateral securing Loan B. Loan A was secured by, among other things, a first priority mortgage lien on the Hotels. Loan B was secured by a second priority mortgage lien on the Hotels; by a first priority mortgage lien on the undeveloped land adjacent to the Thomas Edison Inn, the commercial property adjacent to the St. Clair Inn, and the Grand Harbor Yacht Club; by a collateral assignment of all life insurance policies owned by the Company on the life of Mr. Reynolds; and by an assignment of a Secured Promissory Note in the principal amount of $10,500,000 payable by MCC to the Company. Both Loan A and Loan B contained cross-default provisions.

     On October 31, 1996, the Company entered into Amendment No. 1 to the loan agreement with GALIC to obtain an additional $3,000,000 mortgage loan ("LOAN C"). The proceeds from Loan C were used to pay the costs associated with commencing and closing the tender offer for the limited partnership units of the Wendy's Partnership. The terms of Loan C were nearly identical to Loan B described above, although Loan C's security included all of the outstanding limited partnership units of the Wendy's Partnership owned by the Company.

     On November 26, 1996, the Company entered into a new loan agreement with GALIC to replace the existing loan agreement and restructure the Company's total indebtedness. Loan A was refinanced and an additional $2,000,000 was borrowed ("LOAN I"). Loan I is with the subsidiaries of the Company and is secured by a first mortgage lien on the Hotels, a first priority security interest in the Hotel personal property and an assignment of the Hotel franchise agreement. Loan I is guaranteed by the Company and bears a fixed interest rate of 10.3%. Loan I requires equal monthly payments of principal and interest of $137,897 (based upon a 20 year amortization) through December 1, 2003, at which time the loan matures and any remaining unpaid principal and interest will be due. Loan I may not be prepaid, in whole or in part, within 48 months, except in the event of the sale of one of the Hotels, in which case the prepayment amount is an amount equal to a predetermined release price for the property being sold plus a prepayment premium. The prepayment premium is 4% of the amount prepaid if the sale is within 12 months after closing; 3% if the sale is after 12 months and prior to 24 months after closing; 2% if the sale is after 24 months and prior to 36 months after closing; and 1% if the sale is after 36 months and prior to 48 months after closing. Beginning after the fourth anniversary of the closing, and continuing until the sixth anniversary of the closing, Loan I may be prepaid, with a "make whole premium" as defined in the loan agreement.

     At the same time, Loan B and Loan C (together totaling $5,250,000) were combined into one loan ("LOAN II"). Loan II is with the Company and certain of its subsidiaries, and bears an interest rate of prime (based on The Provident Bank - Cincinnati, Ohio) plus 8%, fully floating. Loan II has a maturity date of June 1, 2002, with monthly payments of interest only during the first year; principal payments of $50,000 plus accrued interest from December 1, 1997 through March 1, 1998; and principal payments of $100,000 plus accrued interest thereafter. Loan II may be prepaid in whole or in increments of $100,000 upon payment of all accrued interest plus a prepayment premium of 10% of the principal balance so prepaid, except that no prepayment premium shall be payable if GALIC requires such prepayment from the proceeds resulting from the disposition of certain collateral securing Loan II. Loan II is secured by a second priority mortgage lien on the Hotels; by a first priority security interest on undeveloped land adjacent to the Thomas Edison Inn, commercial property adjacent to the St. Clair Inn, and the Grand Harbor Yacht Club; by a collateral assignment of all life insurance policies owned by the Company on the life of Mr. Reynolds; by an assignment of the Secured Promissory Note in the principal amount of $9,750,000 payable by MCC to the Company; by the Company's pledge of the common stock of each of its subsidiaries; and by the Company's pledge of its partnership interests in the Wendy's Partnership. Both Loan I and II contain cross-default provisions.

     The loan agreement contains a covenant that requires that (i) Mr. Hewett, or another person acceptable to GALIC, serve as the Company's President and Chief Executive Officer, (ii) Mr. Hewett own not less than 50% of MCC, and
(iii) MCC own and control at least 25% of the Company's issued and outstanding Common Shares, or in the event of an issuance of Common Shares by the Company, that MCC own more Common Shares than any other person or group acting in concert and have sufficient control to cause the election of persons nominated by MCC as a majority of the Company's directors.

     The Wendy's Partnership has a note payable with First of America Bank-Michigan, N.A. in the principal amount of $2,192,351. The loan requires monthly payments of $43,313 based on a ten year amortization including interest at 1% over prime. The revolving loan agreement allows the Wendy's Partnership to apply its excess cash against the loan balance to reduce the interest charged on the loan. As of November 30, 1996, the loan was paid down to a balance of $2,192,351 while the permitted (amortized) balance was $2,978,702. The loan is secured by substantially all the assets of the Wendy's Partnership and by the guaranty of the General Partner and the personal guarantees of the shareholders of the General Partner.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in certain routine legal proceedings which are incidental to its business. Except as described below, all of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company's financial condition or operations. The Company maintains various types of insurance standard to the industry which would cover most actions brought against the Company.

     On December 5, 1996, the Company received a notice from the Internal Revenue Service that it had concluded that legal and professional fees totaling approximately $2.1 million that were incurred by the Company in fiscal 1995 in connection with the then existing litigation and deducted as an ordinary and necessary business expense, should be treated as a capital expenditure and, therefore, disallowed the deduction. These expenditures related to various lawsuits in fiscal 1995 concerning the "Replacement and Restructuring of Management" described in Item 1. The Company believes the deduction was proper and is vigorously contesting the disallowance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     On October 22, 1996, the Company's Common Shares commenced trading under the symbol "MHG" on the Chicago Stock Exchange. Since October 18, 1995, the Company's Common Shares have also appeared under the symbol "MHGI" (or "TEIR" prior to the Company's name change in May 1996) on the OTC Bulletin Board System administered by the National Association of Securities Dealers, Inc. Prior to October 18, 1995, there was no established public trading market for the Company's Common Shares.

     The following table sets forth the high and low bid prices for the Company's Common Shares beginning on October 18, 1995 and ending on November 30, 1996 (the last day of fiscal 1996) as reported by the NASDAQ Trading and Market Services:

    ---------------------------------------------- --------------------------------------------------------------
                                                                                BID
                   FISCAL QUARTER                               HIGH                            LOW
    ---------------------------------------------- --------------------------------------------------------------
    1st, 2nd & 3rd Quarters, 1995                                     No Published Quotations
    ---------------------------------------------- --------------------------------------------------------------
    October 18, 1995 - November 30, 1995                       $ 7.50                          $ 5.88
    ---------------------------------------------- -------------------------------- -----------------------------
    First Quarter 1996                                         $ 7.125                         $ 5.50
    ---------------------------------------------- -------------------------------- -----------------------------
    Second Quarter 1996                                        $ 6.375                         $ 5.625
    ---------------------------------------------- -------------------------------- -----------------------------
    Third Quarter 1996                                         $ 6.375                         $ 4.25
    ---------------------------------------------- -------------------------------- -----------------------------
    Fourth Quarter 1996                                        $ 6.25                          $ 4.25
    ---------------------------------------------- -------------------------------- -----------------------------

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     The following table sets forth the high and low prices for the Company's Common Shares beginning on October 22, 1996 (the first day of trading) and ending on November 30, 1996 as reported by the Chicago Stock Exchange:

    ---------------------------------------------- --------------------------------------------------------------
                                                                               SALES
                       PERIOD                                   HIGH                            LOW
    ---------------------------------------------- -------------------------------- -----------------------------
    October 22, 1996 - November 30, 1996                       $ 6.25                          $ 5.63
    ---------------------------------------------- -------------------------------- -----------------------------

HOLDERS

     As of February 21, 1997, there were approximately 600 record holders of the Company's Common Shares, which the Company believes represents approximately 1,400 beneficial holders.

DIVIDENDS

     On April 26, 1996, the Company paid a special dividend in the amount of $.50 per Common Share. Pursuant to the Company's loan agreement with GALIC (see
Item 2 "Financing and Encumbrances"), the Company may not pay any further dividends without GALIC's consent until Loan II has been paid in full. The Company does not intend to pay any dividends on its Common Shares in 1997.

     The Wendy's Partnership Agreement provides for cash distributions to its limited partners. On a semi-annual basis, the General Partner reviews the Wendy's Partnership's results of operations and cash requirements and determines the cash flow from operations available for distribution to the limited partners. Pursuant to the Wendy's Partnership's loan agreement (see
Item 2 "Financing and Encumbrances"), the Wendy's Partnership must maintain certain minimum Tangible New Worth and Cash Availability (as defined in the loan agreement) which may limit the amount of cash distributions to the limited partners.

     Cash distributions for the two most recent fiscal years are set forth below:

---------------------------------------- ------------------------------------- ------------------------------------
         DATE OF DISTRIBUTION                PER LIMITED PARTNERSHIP UNIT            TOTAL CASH DISTRIBUTION
---------------------------------------- ------------------------------------- ------------------------------------
             January 1995                              $ 200.00                             $ 253,899
---------------------------------------- ------------------------------------- ------------------------------------
               July 1995                               $ 250.00                             $ 317,374
---------------------------------------- ------------------------------------- ------------------------------------
             January 1996                              $ 100.00                             $ 126,950
---------------------------------------- ------------------------------------- ------------------------------------
               July 1996                               $ 150.00                             $ 190,424
---------------------------------------- ------------------------------------- ------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

     On September 19, 1995, the Company issued 1,500,000 Common Shares to MCC in exchange for a non-interest bearing note in the original principal amount of $10,500,000. See Item 13 "Certain Relationships and Related Transactions" for a more detailed description of the transaction.

     In October 1996, the Company commenced a private offering of up to 200,000 shares ($2,000,000) of a new issue of Series A Convertible Preferred Stock. As of February 21, 1997 the Company had sold $1,083,870 in Convertible Preferred Stock, with the sales consisting of $788,670 in cash ($243,670 of which certain executive officers and management elected to take in lieu of all or a portion of their year end cash bonuses), and $295,200 in units of the Wendy's Partnership (valued at $7,200 per unit).

     Each Convertible Preferred Share has an annual dividend rate of $.90 per share which is payable in equal quarterly installments on the first day of each January, April, July and October to holders of record as of the 15th day of the preceding month. The holders may convert their Preferred Shares at any time into Common Shares at a conversion price of $7.00 per share, taking the Preferred Shares at the liquidation value of $10.00 per share, which, at such ratio, would yield approximately 1.43 Common Shares for each Convertible Preferred Share. The conversion rate is subject to adjustment in the event of stock splits, stock dividends, combinations, reclassifications and similar occurrences. Upon any dissolution or winding up, the holder of each Preferred Share will be entitled to receive a liquidation value of $10 plus all accrued but unpaid dividends after the payment of all indebtedness of the Company and before any distributions to holders of Common Shares. No voting rights are provided except that should the Company miss six consecutive quarterly dividend payments, the holders of the Preferred Shares, voting as a class, will be entitled to elect two additional directors to the Company's Board of Directors. The offering's objective is to increase shareholders' equity and provide funds for both acquisition activities and capital improvements.

     The following schedule provides information regarding the Series A Convertible Preferred Shares:

-------------------------------------- ------------ ------------------------ ------------------ -------------------
                                         SHARES                                                  COMMON SHARES IF
            DATE OF SALE                PURCHASED     CLASS OF PURCHASER       CONSIDERATION        CONVERTED
-------------------------------------- ------------ ------------------------ ------------------ -------------------
      October and November 1996          42,500     Non Employee Directors    $ 425,000 cash          60,715
-------------------------------------- ------------ ------------------------ ------------------ -------------------
                                                       Certain Executive
     November and December 1996          24,367      Officers & Management    $ 243,670 cash          34,810
-------------------------------------- ------------ ------------------------ ------------------ -------------------
                                                                              $ 120,000 cash
            November 1996                41,520             Others            and 41 Units of         59,314
                                                                                the Wendy's
                                                                                Partnership
-------------------------------------- ------------ ------------------------ ------------------ -------------------

     On July 25, 1996, the Company issued 171,900 Common Shares to acquire
143.25 limited partnership units of the Wendy's Partnership from three individuals. The amount of stock issued was determined by using the trading price on the day that the agreement was reached ($6.25 per share) and assigning a value of $7,500 to each Wendy's unit.

     On November 5, 1996, the Company issued 7,500 Common Shares to a law firm as payment for services rendered. The amount of stock issued was determined by using the trading price on the day that the Company agreed to pay the fee in Common Stock ($4.30 per share).

     On January 21, 1997, the Company issued 5,000 Common Shares to a company as a signing deposit in connection with the execution of a hotel acquisition agreement that is subject to various conditions prior to closing. The amount of stock issued was determined by using an agreed upon trading price of $6.25 per share.

     These issuances were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of that Act.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth the selected financial information of the Company.

(In thousands except for per share information)

                                                                         YEAR ENDED NOVEMBER 30,
                                                       -------------------------------------------------------------
                                                          1996        1995         1994        1993        1992
                                                       ----------- ------------ ----------- ----------- ------------
Total revenue                                         $  16,885    $  14,441    $  15,360   $  14,245   $  14,345

Earnings (loss) from operations                       $    (975)   $  (2,044)   $   1,309   $   1,064   $   1,700

Earnings (loss) before cumulative effect
  of change in accounting principle                   $  (1,926)   $  (2,049)   $      90   $     230   $     299

Net earnings (loss)                                   $  (1,926)   $  (2,049)   $     (27)  $     230   $     299

Earnings (loss) per share:
  Before cumulative effect of change in
    accounting principle                              $   (0.62)   $   (1.13)   $    0.06   $    0.15   $    0.20

  After cumulative effect of change in
    accounting principle                              $   (0.62)   $   (1.13)   $   (0.02)  $    0.15   $    0.20


Property & equipment                                  $  21,757    $  13,218    $  13,645   $  14,068   $  14,867

Total assets                                          $  31,929    $  17,984    $  19,688   $  20,004   $  20,145

Long-term obligations (1)                             $  24,293    $  11,443    $  12,647   $  12,905   $  13,209


Cash dividends declared per common share              $    0.50    $    0.00    $    0.00   $    0.00   $    0.00


(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                 LODGING GROUP

     The following summarizes the Company's results of operations for the Lodging Group for the years ended November 30, 1996, 1995 and 1994.

                                                                  Statements of Operations
                                                       $ in Thousands                     %  of Revenue
                                              --------------------------------   -----------------------------
                                               1996          1995        1994      1996         1995      1994
                                              --------------------------------   -----------------------------
Revenue
   Room revenue                              $ 6,282     $  5,999    $  6,048      42.6%        41.5%     39.4%
   Food and beverage revenue                   7,786        8,246       9,100      52.7         57.1      59.2
   Telephone and sundry revenue                  695          196         212       4.7          1.4       1.4
                                            ----------------------------------   -----------------------------
     Total revenue                            14,763       14,441      15,360     100.0        100.0     100.0

Costs and expenses
   Cost of food and beverages                  2,700        2,864       3,041      18.3        19.8       19.8
   Operating expenses                          8,166        7,215       7,180      55.3        50.0       46.7
   General and administrative                  3,854        4,980       2,597      26.1        34.5       16.9
   Depreciation and amortization               1,010        1,427       1,232       6.8         9.9        8.0
                                            ----------------------------------   -----------------------------
     Total costs and expenses                 15,730       16,485      14,051     106.6       114.2       91.5
                                            ----------------------------------   -----------------------------
Earnings (loss) from operations                 (967)      (2,044)      1,309      (6.6)      (14.2)       8.5

Other income (expense)
   Interest expense                           (1,605)      (1,355)     (1,206)    (10.9)       (9.4)      (7.9)
   Interest income                               658          387          87       4.5         2.7        0.6
   Gain (loss) on sale of assets                  (7)         242          12      (0.0)        1.7        0.1
                                            ----------------------------------   -----------------------------
                                                (954)        (727)     (1,107)     (6.4)       (5.0)      (7.2)
                                            ----------------------------------   -----------------------------

Earnings (loss) before federal income
  tax and cumulative effect of change
  in accounting principle                     (1,921)      (2,771)        202     (13.0)      (19.2)       1.3

Federal income tax expense (benefit)             (20)        (721)        112      (0.1)       (5.0)       0.7
                                            ----------------------------------   -----------------------------

Earnings (loss) before cumulative
  effect of change in accounting
  principle                                   (1,901)      (2,049)         90     (12.9)      (14.2)       0.6

Cumulative effect of change in
  accounting principle                                                   (117)                            (0.8)
                                            ----------------------------------   -----------------------------
Net loss                                     $(1,901)    $  (2,049)  $    (27)   (12.9%)     (14.2%)      (0.2%)
                                            ==================================   =============================

YEARS ENDED NOVEMBER 30, 1996 AND 1995

REVENUE

     Total revenue for the Lodging Group was $14,762,822 for fiscal 1996 compared to $14,441,020 for fiscal 1995, an increase of 2.2%. The following table outlines revenues (excluding sundry and telephone) by category:

                                                                     Increase          % Increase
                                       1996            1995         (Decrease)         (Decrease)
                                   ---------------------------------------------------------------
Room revenue                       $ 6,281,711    $ 5,999,024        $ 282,687                4.7%

Food and beverage revenue          $ 7,786,154    $ 8,245,880         (459,726)              (5.6%)
                                   ---------------------------------------------------------------
     Total                         $14,067,865    $14,244,904        $(177,039)              (1.2%)
                                   ===============================================================

     The increase in room revenue was attributable to an increase in the overall average daily rate of $2.94 (4.0%), from $74.46 in fiscal 1995 to $77.40 in fiscal 1996. Also contributing to the increase in room revenue was a slight increase in Hotel occupancy from 60.3% in fiscal 1995 to 60.6% in fiscal 1996. The decrease in food and beverage revenue from fiscal 1995 to fiscal 1996 was primarily attributable to a decrease in social function bookings at the Hotels during the second half of fiscal 1996.

     Telephone and sundry revenue increased $498,841, from $196,116 in fiscal 1995 to $694,957 in fiscal 1996. A large portion of the increase was attributable to the recognition of approximately $217,000 of expired gift certificates as income in fiscal 1996. Also contributing to the increase was the recovery of approximately $68,000 from the collection of amounts due from parties related to the Company prior to the change in control of the Company, which had been written off to bad debt expense in fiscal 1995. In addition, new telephone systems were installed at the Thomas Edison Inn and the St. Clair Inn. Rate schedules used to calculate telephone charges were updated generating additional telephone income.

COST OF FOOD AND BEVERAGES

     Due to a change in revenue mix between room revenue and food and beverage revenue (as a percentage of total revenue), cost of food and beverages was 18.3% in fiscal 1996 and 19.8% in fiscal 1995. As a percentage of food and beverage revenue, cost of food and beverages was 34.7% in both fiscal 1996 and fiscal 1995 despite the decline in food and beverage revenue.

OPERATING EXPENSES

     Operating expenses for fiscal 1996 and fiscal 1995 were $8,166,380 and $7,215,061, respectively, an increase of $951,319 (13.2%). As a percentage of total revenue, operating expenses increased 5.3 percentage points, from 50.0% of total revenue in fiscal 1995 to 55.3% of total revenue in fiscal 1996. The increase in operating expenses in fiscal 1996 compared to fiscal 1995 was primarily the result of a 4.0 percentage point increase in payroll costs due to increased staffing, and salary and wage increases aimed at improving service to increase revenue. Increases in sales and marketing expenses, entertainment expense and repairs and maintenance also contributed to the increase in operating expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $1,126,084 in fiscal 1996 compared to fiscal 1995. General and administrative expenses were abnormally high in fiscal 1995 as a result of $2,154,163 of expenses related to various lawsuits in fiscal 1995 resulting in the "Replacement and Restructuring of Management" described in Item 1. Excluding this $2,154,163 of expenses, general and administrative expenses increased $1,028,079 in fiscal 1996 compared to fiscal 1995. In fiscal 1996, the Company decided to manage the Hotels directly as compared to fiscal 1995 when the Hotels were managed by a management company (owned by Mr. Reynolds, the former majority shareholder of the Company). This decision eliminated the fees and expenses assessed by the management company, but increased payroll costs attributable to the corporate management staff. This additional staffing was also required to implement the Company's strategy to expand the Company through the acquisition of new businesses (including the Wendy's Partnership). The Company did not receive the financial benefits in fiscal 1996 that it expects to receive in future years as a result of the Wendy's Partnership acquisition and future acquisitions.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense decreased $416,871, from $1,426,642 in fiscal 1995 to $1,009,771 in fiscal 1996. Amortization expense was abnormally high in fiscal 1995 due to the write-off of deferred loan costs of approximately $350,000 because of the refinancing of the Company's long-term debt in February 1996. Also, certain property and equipment acquired in 1986 (the year of incorporation) which had a ten year life became fully depreciated during fiscal 1995. As a result, depreciation expense for fiscal 1996 was lower compared to fiscal 1995.

INTEREST EXPENSE

     Interest expense for fiscal 1996 and 1995 was $1,605,047 and $1,335,389, respectively. The increase of $249,658 from fiscal 1995 to fiscal 1996 was due to additional borrowings in fiscal 1996. See Note F to the Financial Statements beginning on page F-1 for details of the Company's long-term debt. Also see
Item 2 "Financing and Encumbrances."

INTEREST INCOME

     Interest income increased from $387,099 in fiscal 1995 to $658,007 in fiscal 1996. The increase was due to an increase in cash and cash equivalents in fiscal 1996 compared to fiscal 1995, and an increase in interest income from the note receivable from the sale of stock which is described in Note J to the Financial Statements beginning on Page F-1.

FOURTH QUARTER OPERATIONS

     The Company's loss before federal income tax increased from $19,677 for the nine months ended August 31, 1996 to $1,945,570 for the year ended November 30, 1996. The significant loss in the fourth quarter of fiscal 1996 was attributable to several factors. Hotel revenues decreased approximately 9% in the fourth quarter of fiscal 1996 as compared to fiscal 1995. This decrease was the result of a decline in food and beverage revenue caused by a decline in social function bookings combined with a decrease in food and beverage business from local clientele as a result of increased competition. Hotel operating expenses also increased, including increases in fixed payroll costs, entertainment expense and sales and marketing expenses, all of which were increased in an effort to reverse the downward sales trend. General and administrative expenses were also unusually high for the fourth quarter of fiscal 1996 due to increased professional fees, year-end bonuses to employees which were allocated at the discretion of the Company's Compensation Committee, and significant costs related to public company matters including fees and expenses associated with creating a market for the Company's Common Stock.

                               FOOD SERVICE GROUP

     As described in Item 1 "Acquisition," the Company acquired a majority interest in the Wendy's Partnership on October 31, 1996, resulting in the consolidation of the Wendy's Partnership's operations for the month of November 1996. Revenue from the Wendy's Partnership was $2,122,040. The Wendy's Partnership's operating loss for the month of November was $8,136 and the loss before federal income tax was $24,745.

YEARS ENDED NOVEMBER 30, 1995 AND 1994

REVENUE

     Total revenue of the Lodging Group decreased 6.0%, from $15,360,028 in fiscal 1994 to $14,441,020 in fiscal 1995. The decrease in total revenue was primarily attributable to decreased food and beverage revenue. Room revenue decreased only $48,486 (0.8%). Food and beverage revenue, however, decreased $854,278 (9.4%). The following table outlines revenues (excluding sundry and telephone) by category and Hotel:

                                                                       Increase        % Increase
                                       1995            1994           (Decrease)       (Decrease)
                                   --------------------------------------------------------------
Room revenue                       $  5,999,024   $  6,047,510       $  (48,486)            (0.8%)

Food and beverage revenue          $  8,245,880   $  9,100,158       $ (854,278)            (9.4%)
                                   --------------------------------------------------------------
     Total                         $ 14,244,904   $ 15,147,668       $ (902,764)            (6.0%)
                                   ==============================================================

     The decrease in room revenue was the result of a decrease in overall occupancy for the Hotels in fiscal 1995 compared to fiscal 1994. Hotel occupancy decreased 1.5%, from 61.2% in fiscal 1994 to 60.3% in fiscal 1995. The decrease in hotel occupancy was largely offset by an increase in the overall average daily rate of $0.55 (0.7%), from $73.91 in fiscal 1994 to $74.46 in fiscal 1995. The decrease in food and beverage revenue from fiscal 1994 to fiscal 1995 was primarily attributable to the decrease in meeting/conference business at the Thomas Edison Inn due to the loss of a contract with a major customer.

COST OF FOOD AND BEVERAGES

     As a percentage of total revenue, cost of food and beverages was 19.8% in fiscal 1995 and fiscal 1994. As a percentage of food and beverage revenue, cost of food and beverages increased from 33.4% in fiscal 1994 to 34.7% in fiscal 1995. The increase in cost of food and beverages was due to a change in product mix resulting primarily from the loss of banquet (e.g. meetings/conferences, weddings, etc.) business at the Thomas Edison Inn described in the previous paragraph. Food and beverage costs for banquet business are relatively lower than food and beverage costs for restaurant and lounge business.

OPERATING EXPENSES

     Operating expenses increased 0.5%, from $7,179,572 in fiscal 1994 to $7,215,061 in fiscal 1995. As a percentage of total revenue, operating expenses increased 3.3 percentage points to 50.0% in fiscal 1995 compared to 46.7% in fiscal 1994. The increase in operating expenses was primarily the result of an increase of approximately 2 percentage points in salaries and wages. This increase was the result of increased hourly wages (due to the tight labor market in Michigan) and the negative impact on fixed labor of reduced revenues in fiscal 1995 compared to fiscal 1994. Increased property taxes and an increase in repairs and maintenance also contributed to the increase in operating expenses (as a percentage of sales).

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $2,384,070 in fiscal 1995 compared to fiscal 1994, of which $2,154,163 related to various lawsuits in fiscal 1995 which resulted in the "Replacement and Restructuring of Management" described in Item 1. General and administrative expenses in fiscal 1995 also included bad debt expense of $260,000 relating to the former majority shareholder's indebtedness to the Company. Excluding these unusual expenses of $2,414,163, general and administrative expenses were $2,565,458 in fiscal 1995 compared to $2,597,278 in fiscal 1994.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $194,455, from $1,232,187 in fiscal 1994 to $1,426,642 in fiscal 1995. The increase was the result of increased amortization due to the write-off of deferred loan costs of approximately $350,000 because of the refinancing of the Company's long-term debt in February 1996. Depreciation expense decreased approximately $156,000 in fiscal 1995 compared to fiscal 1994. Depreciation expense decreased because certain property and equipment acquired in 1986 (the year of incorporation) became fully depreciated during fiscal 1995.

INTEREST EXPENSE

     Interest expense for fiscal 1995 and 1994 was $1,355,389 and $1,206,151, respectively. The increase of $149,238 from fiscal 1994 to fiscal 1995 was due to increases in the prime rate. All of the Company's debt had been based on variable interest rates that were based on the prime rate.

INTEREST INCOME

     Interest income increased from $87,028 in fiscal 1994 to $387,099 in fiscal 1995. The increase was due to an increase in cash and cash equivalents in fiscal 1995 compared to fiscal 1994 and an increase in interest on the payment of outstanding loans from then related parties. Also contributing to the increase was interest income from the note receivable from the sale of stock in September 1995 (see Note J to the Financial Statements beginning on Page F-1).

GAIN ON SALE OF ASSETS

     The gain on sale of assets of $241,646 in fiscal 1995 was primarily the result of the sale of a portion of the land adjacent to the Thomas Edison Inn.

LIQUIDITY AND CAPITAL RESOURCES

     On October 31, 1996, the Company acquired a majority interest in the Wendy's Partnership. At November 30, 1996, the Company owned approximately 54% of the Wendy's Partnership, all of which was acquired in fiscal 1996. The cost of the Wendy's Partnership acquisition was approximately $4,870,000. As a result of this acquisition, the financial statements of the Wendy's Partnership have been included in the Company's consolidated operating results beginning November 1, 1996 and the Company's consolidated balance sheet at November 30, 1996. The fair value of the assets of the Wendy's Partnership as of November 30, 1996, which have been included in the consolidated financial statements, was approximately $10,500,000. This accounts for the majority of the increase in total assets of the Company from $17,983,503 at November 30, 1995 to $31,928,864 as of November 30, 1996. The acquisition was funded by payment of approximately $3,500,000 in cash and the issuance of approximately $1,370,000 of Company stock. Of the cash payment, $3,000,000 was provided by proceeds from borrowings.

     At November 30, 1996, the Company's current assets exceeded its current liabilities by $103,112 compared to November 30, 1995, when current assets exceeded current liabilities by $43,681. At these dates, the ratios of current assets to current liabilities were 1.03:1 and 1.02:1, respectively. Because of the net loss in fiscal 1996, the Company's operating activities did not provide positive cash flow in fiscal 1996. As a result, proceeds from long-term debt provided the necessary working capital for the Company to meet its financial requirements for fiscal 1996. During fiscal 1996, the Company borrowed approximately $7,500,000 (net of loan costs) of additional long-term debt. The proceeds were used primarily for the acquisition of the Wendy's Partnership (approximately $3,500,000), additions to property, plant and equipment (approximately $2,200,000), operating activities (approximately $1,500,000) and an increase in the balance of cash and cash equivalents from November 30, 1995 to November 30, 1996 (approximately $900,000).

     The Company's long-term debt consists primarily of the following:

     1) $14,000,000 first mortgage loan requiring monthly payments of $137,897, including interest at 10.3%, through December 31, 2003 when the remaining unpaid principal will be due.

     2) $5,250,000 second mortgage loan requiring monthly payments of interest only at 8% over the prime rate through November 1, 1997. Beginning December 1, 1997, monthly principal payments of $50,000, plus interest at 8% over the prime rate, will be required through March 1, 1998. Beginning April 1, 1998, monthly principal payments of $100,000, plus interest at 8% over the prime rate, will be required until the loan is retired in June 2002.


     3) $2,192,351 revolving term loan of the Wendy's Partnership requiring monthly payments of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal will be due. Under the revolving loan agreement, the required monthly payments may be offset by additional borrowings up to the unused available borrowings. The total available borrowings under the loan agreement were $2,978,702 at November 30, 1996.


     4) $582,359 note payable requiring monthly payments of $14,693, including interest at 8.8%, through October 2000.

     Minimum annual principal payments on the Company's long-term debt to maturity as of November 30, 1996 are as follows:

                         1997           $   395,120
                         1998             1,389,380
                         1999             1,678,253
                         2000             1,997,253
                         2001             1,911,939
                         Thereafter      14,735,022
                                        -----------
                                        $22,106,967
                                        ===========

     The loan agreement with the Company's primary lender contains numerous covenants regarding the maintenance of a prescribed amount of net worth, certain financial ratios, and restrictions on certain Common Stock purchases, dividends, additional indebtedness and executive compensation. At November 30, 1996, the Company failed to meet the net worth covenant. However, a waiver has been obtained through May 31, 1997.

     During fiscal 1996, the Company issued $1,083,870 (108,387 shares) of Series A Convertible Preferred Stock. The shares have an annual dividend rate of $0.90 per share and payment of dividends is cumulative. Based on the present shares outstanding, quarterly dividend payments of $24,387 are due on January 1, April 1, July 1 and October 1 of each year.

     As described in Item 5 "Dividends," a special dividend was paid in the amount of $0.50 per outstanding Common Share on April 26, 1996. The total dividend paid was $1,510,075. Of this amount $435,124 was withheld from the Company's former majority shareholder (Mr. Reynolds) and applied against amounts due to the Company from Mr. Reynolds and companies related to Mr. Reynolds at that date. An additional $775,000 of the dividend was paid to MCC which then paid $750,000 to the Company as an early prepayment on the Company's note receivable from the sale of shares to MCC described in Note J to the Financial Statements beginning on page F-1.

     The Company estimates 1997 capital expenditures to be approximately $1,100,000 for building improvements, and furniture, fixtures and equipment purchases, at its existing Hotels and at the existing Wendy's Partnership restaurants. Of the $1,100,000, approximately $500,000 is allotted for fiscal 1997 capital expenditures at existing Wendy's restaurants. Also, the Company has received various proposals to finance (through debt or lease) both the real estate and furniture, fixtures and equipment for any new Wendy's restaurants. Of the $1,100,000, the Company estimates fiscal 1997 capital expenditures at its full service Hotels to be approximately $600,000. This is a reduction from previous capital expenditures budgets for the Company's full service Hotels as the Company is reassessing how to best utilize its capital resources between the Wendy's restaurants and its lodging operations.

     The Company has also entered into agreements to acquire the General Partnership interest in the Wendy's Partnership (which would require a $200,000 cash payment in March 1997), and a hotel acquisition agreement which, if the agreement closes, would require a cash payment of approximately $650,000 in April 1997.

     Sources of funds for the estimated $1,100,000 in capital expenditures and $850,000 in acquisitions are expected to come from (i) improved operations of the Company's Lodging Group, (ii) proceeds from the private placement of approximately 92,000 shares ($10 per share) of the unissued Series A Convertible Preferred Stock, and (iii) the sale of certain Non-core Assets valued at approximately $1,000,000 to $1,500,000. The acquisition of the remaining Wendy's Partnership units and the hotel acquisition referenced above, if completed, should provide the Company with a significant source of additional cash flow.

INFLATION AND CHANGING PRICES

     The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the Company's financial condition or results of operations for the periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data included in the report under this Item are set forth in pages F-1 through F-24 appearing at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors and Executive Officers

     The following is information concerning each of the current directors and executive officers as of February 21, 1997:

-------------------------------------------- ---------------------------------- ----------------------------------
                                                                                         COMMON SHARES
                                                                                       BENEFICIALLY OWNED
             NAME AND AGE (1)                            POSITION                 AMOUNT (2)        PERCENTAGE
-------------------------------------------- ---------------------------------- ---------------- -----------------
Robert E. Schermer, Sr. (3) (4) (5) (6) (7)  Chairman of the Board of                   162,104         4.9%
                     61                      Directors
-------------------------------------------- ---------------------------------- ---------------- -----------------
Christopher B. Hewett (4) (8) (9)            President, Chief Executive               1,573,014        48.7%
                    38                       Officer and Director
-------------------------------------------- ---------------------------------- ---------------- -----------------
Robert E. Schermer, Jr. (4) (9) (10)         Executive Vice President and                15,886         *
                    38                       Director
-------------------------------------------- ---------------------------------- ---------------- -----------------
William D. Badgerow (9)                      Vice President, Treasurer and                  581         *
                    37                       Chief Financial Officer
-------------------------------------------- ---------------------------------- ---------------- -----------------
James R. Saalfeld (9)                        Vice President, General Counsel              1,734         *
                    29                       and Secretary
-------------------------------------------- ---------------------------------- ---------------- -----------------
Gary R. Garrabrant (3) (5)                   Director                                     5,180         *
                    39
-------------------------------------------- ---------------------------------- ---------------- -----------------
James R. Goerlich (11)                       Director                                     5,644         *
                    59
-------------------------------------------- ---------------------------------- ---------------- -----------------
David S. Lundeen (7) (11)                    Director                                    45,359         1.4%
                    35
-------------------------------------------- ---------------------------------- ---------------- -----------------
Joseph L. Maggini (3) (7) (12)               Director                                    51,502         1.6%
                    57
-------------------------------------------- ---------------------------------- ---------------- -----------------
Jerry L. Ruyan (8) (11)                      Director                                   206,859         6.4%
                    50
-------------------------------------------- ---------------------------------- ---------------- -----------------
Frank O. Staiger (3) (5)                     Director                                     5,894         *
                    67
-------------------------------------------- ---------------------------------- ---------------- -----------------
Raymond A. Weigel, III (11)                  Director                                    11,012         *
                    51
-------------------------------------------- ---------------------------------- ---------------- -----------------
All Current Executive Officers and                                                    2,084,769        62.3%
Directors as a Group (12 persons)
-------------------------------------------- ---------------------------------- ---------------- -----------------

(1) Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.

(2) The column sets forth Common Shares which are deemed "beneficially owned" by the named persons under Rule 13d-3 of the Securities Exchange Act of 1934. This includes options to acquire 5,000 shares of Company Common Stock which were granted to all non-employee directors of the Company pursuant to the terms of the 1996 Directors' Share Option Plan and which are immediately exercisable.

(3) Compensation Committee Member

(4) Executive Committee Member

(5) Nominating Committee Member

(6) Includes 2,000 shares held directly by Mr. Schermer, Sr.'s wife.

(7) Includes Series A Convertible Preferred Stock acquired in a private offering conducted by the Company which is immediately convertible.

(8) See description of Common Share ownership contained under Item 12 "Security Ownership of Certain Beneficial Owners and Management."

(9) Includes Series A Convertible Preferred Stock which is immediately convertible and which the Executive Officers elected to receive in lieu of all or a portion of their year-end cash bonus.

(10) Includes 300 shares held by Mr. Schermer, Jr. as a custodian for his minor child.

(11) Audit Committee Member

(12) Includes 2,000 shares held by Mr. Maggini jointly with his wife and 1,100 shares held directly by his wife.

* Less than 1%

     Robert E. Schermer, Sr. has been a director of the Company since January 25, 1996. He is currently Senior Vice President and Managing Director of Robert
W. Baird & Co. Incorporated, an investment banking and securities brokerage firm headquartered in Milwaukee, Wisconsin. Mr. Schermer has held this position for more than five years. He is the father of Robert E. Schermer, Jr.

     Christopher B. Hewett has been President, Chief Executive Officer and a director of the Company since January 25, 1996. He has served as President of MCC since its inception in 1993. Mr. Hewett was Executive Vice President (1990-91) and President (1991-1997) of Ocean Reef Club, Inc., which was the owner, developer and operator of the Ocean Reef Club, a 5,000 acre mixed-use residential resort community in Key Largo, Florida. In 1993, Ocean Reef Club, Inc. sold the Ocean Reef Club and was renamed Key Largo Group, Inc.

     Robert E. Schermer, Jr. has been Executive Vice President and a director of the Company since January 25, 1996. From January 25, 1996 until September 16, 1996, Mr. Schermer also served as Treasurer of the Company. Mr. Schermer has served as Executive Vice President of MCC since 1993. From 1989 until 1993, he was Executive Vice President of Landquest Ltd, a private investment partnership which financed and developed residential real estate and hotel investments. He is the son of Robert E. Schermer, Sr.

     William D. Badgerow has been Vice President, Treasurer and Chief Financial Officer of the Company since September 16, 1996. From 1987 to 1996, Mr. Badgerow was the Vice President of EIP Financial Services, Inc., an affiliate of the Wendy's Partnership. In this position, Mr. Badgerow also acted as the Chief Financial Officer for the Wendy's Partnership. Mr. Badgerow is a Certified Public Accountant.

     James R. Saalfeld has been Vice President, General Counsel and Secretary of the Company since March 20, 1996. From 1992 until 1996, Mr. Saalfeld was an attorney with Dykema Gossett PLLC, a Grand Rapids, Michigan law firm.

     Gary R. Garrabrant has been a director of the Company since October 24, 1996. Since January 1996, Mr. Garrabrant has been the Senior Vice President of Chicago-based Equity Group Investments, an investment company controlling one of the largest real estate portfolios in the United States. Since September 1996, Mr. Garrabrant has also been the Managing Partner of EGI Capital Markets, Chicago, Illinois, which is responsible for real estate finance, equity capital raising and new ventures. In January 1997, Mr. Garrabrant was appointed to the Board of Directors of California Real Estate Investment Trust which is based in San Francisco. In 1995, Mr. Garrabrant was director with the Sentinel Securities Corporation, a real estate management firm located in New York City. In 1994, Mr. Garrabrant co-founded Genesis Realty Capital Management, a money management firm located in New York City. From 1989-1994, Mr. Garrabrant was a Vice President with the real estate investment banking division of The Bankers Trust Company in New York City.

     James R. Goerlich has been a director of the Company since May 21, 1996. Since founding it in 1972, Mr. Goerlich has served as the Managing Partner of Goerlich, Richert and Kaiser PLLC, Port Huron, Michigan. Mr. Goerlich is a Certified Public Accountant.

     David S. Lundeen has been a director of the Company since January 25, 1996. Since 1995, he has served as Executive Vice President and Chief Financial Officer of BSG Corporation, Austin, Texas, an information technology consulting company. From 1992 to 1995, Mr. Lundeen was President of Blockbuster Technology, a division of Blockbuster Entertainment. From 1990 to 1992, he worked for Blockbuster Entertainment as Director of Mergers & Acquisitions and Corporate Finance. Prior to 1990, Mr. Lundeen was an investment banker at Drexel Burnham Lambert in New York City.

     Joseph L. Maggini has been a director of the Company since January 25, 1996. Since founding it in 1974, he has served as President and Chairman of the Board of the Magic Steel Corporation, Grand Rapids, Michigan, a steel service center.

     Jerry L. Ruyan has been a director of the Company since October 24, 1996. Since 1995, Mr. Ruyan has been a partner in Redwood Ventures, LLC, an investment/venture capital company located in Cincinnati, Ohio. Mr. Ruyan is also a founder of Cincinnati-based Meridian Diagnostics, Inc., which is engaged in the production of medical diagnostic products, and has been a member of its Board of Directors since 1977. Mr. Ruyan's other positions with Meridian Diagnostics, Inc. included Chief Executive Officer (1992 to 1995), and President and Chief Operating Officer (1986 to 1992). Since October 1996, Mr. Ruyan has been a member of the Board of Directors of Frisch's Restaurants, Inc., which operates more than 100 Big Boy restaurants.

     Frank O. Staiger has been a director of the Company since January 8, 1996. Since 1957, Mr. Staiger has been a member of the law firm of Davidson, Staiger & Hill, Port Huron, Michigan, where he currently serves as its President.

     Raymond A. Weigel, III has been a director of the Company since December 1986. Since 1992, he has been the President of CLB Consulting Inc., Grand Rapids, Michigan, a business consulting firm. From 1988 to 1992, he was First Vice President of the Grand Rapids office of Robert W. Baird & Co. Mr. Weigel currently is a shareholder of the General Partner of the Wendy's Partnership and is also a director of First National Bank of Manatee, Manatee, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's Common Shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 1996 all filing requirements were met, except for: (a) Mr. Staiger's untimely filing of his Form 3, (b) Mr. Goerlich's untimely filing of his Form 3, and (c) Mr. Schermer, Jr.'s untimely reporting of his purchase of 500 Common Shares. Messrs. Staiger and Goerlich filed Forms 3 upon learning of their inadvertent failure to do so on a timely basis. Mr. Schermer, Jr. reported the above-described transaction on his Form 5 upon discovery of his failure to report the transaction in a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer, former Chief Executive Officer, and to all executive officers earning in excess of $100,000:

==================================================================================================================
                                        SUMMARY COMPENSATION TABLE
-------------------------------- ---------- ------------------------------ ---------------------------------------
                                                 ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                               SECURITIES
                                                                               UNDERLYING          ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR         SALARY          BONUS           OPTIONS           COMPENSATION
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Christopher B. Hewett (1)        1996         $127,735       $ 110,000 (2)      50,000               ---
President and Chief Executive    1995            ---             ---              ---                ---
Officer                          1994            ---             ---              ---                ---
------------------------------------------------------------------------------------------------------------------
Robert E. Schermer, Jr. (1)      1996         $114,961       $ 100,000 (2)      45,000                ---
Executive Vice President         1995            ---             ---              ---                 ---
                                 1994            ---             ---              ---                 ---
------------------------------------------------------------------------------------------------------------------
Donald W. Reynolds (3) Former    1996            (4)             ---              ---                 ---
Chairman of the Board of         1995            (4)             ---              ---               $ 193,875 (5)
Directors, President, Chief      1994            (4)             ---              ---               $ 193,500 (5)
Executive Officer, Treasurer
and Secretary
==================================================================================================================

(1) MCC acquired majority control of the Company on January 25, 1996 and Messrs. Hewett and Schermer, Jr. assumed their positions as officers on that date.

(2) Represents Series A Convertible Preferred Stock which Messrs. Hewett and Schermer, Jr. elected to receive in lieu of a year-end cash bonus (see Item 5 "Recent Sales of Unregistered Securities").

(3) Mr. Reynolds was removed as a director and officer of the Company by the St. Clair County (Michigan) Circuit Court on January 8, 1996.

(4) In fiscal 1996, fiscal 1995 and fiscal 1994, Mr. Reynolds received compensation from Innkeepers, a company wholly owned by Mr. Reynolds. From its inception until January 1996, the Company engaged Innkeepers to manage the Company's hotel properties. In fiscal 1996, fiscal 1995 and fiscal 1994, the Company paid fees to Innkeepers of $57,650, $402,786, and $456,750, respectively.

(5) In fiscal 1996, fiscal 1995 and fiscal 1994, a subsidiary of the Company furnished an automobile to Mr. Reynolds. In fiscal 1995 and 1994, the Company paid $193,875 and $193,500, respectively, to Mr. Reynolds for his personal guarantee of certain obligations of the Company.

     In fiscal 1994, the Company adopted a plan established under Section 401(k) of the Internal Revenue Code that covers employees of the Company and its subsidiaries who have met certain eligibility requirements. Company contributions to the Plan are voluntary and at the discretion of the Board of Directors. The Company made no contributions to the Plan during fiscal 1996.

     STOCK OPTIONS

     The following tables contain information concerning the grant of stock options to the executives identified in the Summary Compensation Table and the appreciation of such options:

===================================================================================================================
                                         OPTION GRANTS IN FISCAL 1996
-------------------------------------------------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED ANNUAL
                                                                                           RATES OF STOCK PRICE
                                                                                            APPRECIATION FOR
                                                                                             OPTION   TERM
                                              % OF TOTAL
                             NUMBER OF          OPTIONS
                             SECURITIES       GRANTED TO       EXERCISE
                             UNDERLYING      EMPLOYEES IN      PRICE ($     EXPIRATION
          NAME             OPTIONS GRANTED    FISCAL 1996     PER SHARE)       DATE           5%          10%
-------------------------- ---------------- ---------------- -------------- ----------- ------------ --------------
Christopher B. Hewett          50,000           26.3 %          $ 7.00      5/21/2006    $118,500      $395,500
-------------------------- ---------------- ---------------- -------------- ----------- ------------ --------------
Robert E. Schermer, Jr.        45,000           23.7 %          $ 7.00      5/21/2006    $106,650      $355,950
===================================================================================================================


===================================================================================================================
                          FISCAL 1996 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------
                                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT FISCAL YEAR        FISCAL YEAR END
                                                                        END
                                SHARES
           NAME              ACQUIRED ON     VALUE REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
                               EXERCISE
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Christopher B. Hewett            ---              ---                   0/50,000                  $0/$0 (1)
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Robert E. Schermer, Jr.          ---              ---                   0/45,000                  $0/$0 (1)
===================================================================================================================

(1) The Compensation Committee established the exercise price as $7.00 per share. Because the stock is currently trading for less than $7.00 per share, the unexercisable options have no value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following persons are the only shareholders known by the Company to own beneficially 5% or more of its outstanding Common Shares as of February 21, 1997:

---------------------------------------- -------------------------------------------------- =======================
       NAME OF BENEFICIAL OWNER              AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS
---------------------------------------- -------------------------------------------------- -----------------------
Christopher B. Hewett                                      1,573,014 (1)                            48.7%
---------------------------------------- -------------------------------------------------- -----------------------
Jerry L. Ruyan                                              206,859 (2)                              6.4%
===================================================================================================================

(1) Includes Series A Convertible Preferred Stock which Mr. Hewett elected to receive in lieu of a year-end cash bonus. Also includes 1,551,300 shares held by MCC of which Mr. Hewett is the majority shareholder, an executive officer and a director. See Item 13 "Certain Relationships and Related Party Transactions" for a description of MCC's acquisition of 1,500,000 Common Shares.

(2) Includes options to acquire 5,000 Common Shares which were granted to all non-employee directors pursuant to the terms of the 1996 Directors' Share Option Plan.

     The business address of Mr. Hewett is 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503.

     The business address of Mr. Ruyan is 10260 Alliance Road, Suite 350, Cincinnati, Ohio 45242.

     All of MCC's Common Shares are pledged to GALIC as security for the loan between the Company and GALIC described in Item 2 "Financing and Encumbrances." In the event of a default by the Company under the loan agreement with GALIC, GALIC may enforce its rights under the loan agreement, including the right to register the pledged stock in its name and exercise all voting and corporate rights with respect to the pledged stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following transactions relate to Mr. Reynolds, the former Chairman of the Board, President, Chief Executive Officer, Treasurer and Secretary of the Company, who was removed from these positions by the St. Clair County (Michigan) Circuit Court on January 8, 1996. Accordingly, Mr. Reynolds served as an officer and director of the Company for only 39 days in fiscal 1996 prior to the "Replacement and Restructuring of Management" described in Item 1. Mr. Reynolds's daughter, Rebecca L. Awtrey, served as a director until May 1996. Management is unable to determine whether these transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

     From the Company's inception in 1986 until January 1996, the Company engaged Innkeepers, a company wholly-owned by Mr. Reynolds, to manage the Company's Hotels pursuant to a Management Agreement. For services in fiscal 1996, prior to termination of the Management Agreement on January 25, 1996, Innkeepers received $57,650. At December 1, 1995, Mr. Reynolds, and companies affiliated with Mr. Reynolds and former Board member William F. Ehinger, owed the Company $695,430. In 1996, Mr. Reynolds incurred an additional $76,364 of indebtedness, and made payments of $580,053 toward this total indebtedness. This left a balance due of $191,741 for which a $260,000 allowance for doubtful accounts had been established on November 30, 1995, resulting in a bad debt recovery by the Company of $68,259.

     Mr. Reynolds guaranteed the Company's obligations to First Federal Savings and Loan Association in the amount of $2,924,975 at December 1, 1995. Reynolds also guaranteed the Company obligations to First Federal under a letter of credit in the amount of $3,929,506. Reynolds also pledged personally owned life insurance policies with a face value of $3,000,000 as additional collateral for the Company's obligations pursuant to a loan from Michigan National Bank in the amount of $4,273,702 at December 1, 1995. The Company's obligations to First Federal and Michigan National were paid in full with proceeds from the refinancing with GALIC, and the guarantees were extinguished, in February 1996.

     In fiscal 1996, the Company expended approximately $280,000 for litigation expenses on behalf of, among others, Ms. Awtrey, Mr. Reynolds, Mr. Ehinger (a director until October 1996), Mr. Joseph P. Michael (a director until October
1996) and Mr. Weigel. These expenses related to litigation brought by TEI Acquisitions, Inc. ("TAI"), in TAI's attempt to gain control of the Company through its alleged purchase of the former majority shareholder's Common Shares. TAI's claims were ultimately dismissed during the fiscal year.

     Management believes that the following transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

     At November 30, 1996, MCC, owned by Messrs. Hewett and Schermer, Jr., owed the Company $9,750,000 pursuant to a secured, non-interest bearing note in the original amount of $10,500,000 issued to the Company in payment for 1,500,000 Common Shares. On May 21, 1996, the Company's Board of

Directors approved an early prepayment of $750,000 and released 107,142 shares of the pledged stock. The note was thereafter amended to provide for repayment in six annual installments of $1,625,000 beginning on the fifth anniversary of the promissory note.

     At December 1, 1995, Mr. Schermer, Jr. was indebted to Grand Harbor Resort Inc. in the amount of $70,544. This indebtedness arose from a 7% promissory note dated December 27, 1987 that Mr. Schermer, Jr. entered into with a third party. This note was, unbeknownst to Mr. Schermer, Jr., assigned to one of the Company's subsidiaries. Upon learning of this assignment, Mr. Schermer, Jr. paid the note in full on March 27, 1996.

     In fiscal 1996, the Company expended approximately $170,000 for litigation expenses incurred by MCC in connection with litigation brought by TAI in its attempt to gain control of the Company through its alleged purchase of the former majority shareholder's Common Shares. TAI's claims were ultimately dismissed during the fiscal year. This amount was accrued by the Company in fiscal 1995.

     On April 16, 1996, the Company's Board of Directors approved reimbursement of $300,188 for expenditures incurred by MCC in connection with the change in management described in Item 1 "Replacement and Restructuring of Management." These expenditures included, among other things, office furniture, equipment, staff and other associated expenses, and were reimbursed in accordance with the Stock Purchase and Sale Agreement dated September 19, 1995 between MCC and the Company. On April 10, 1996, the Company's Compensation Committee conducted an item-by-item examination of the reimbursable expenses and recommended that the Board approve the request for reimbursement.

     On July 10, 1996, the Company entered into an agreement with Robert E. Schermer, Sr. to acquire from him 103.25 limited partnership units of the Wendy's Partnership. The purchase price was 123,900 newly issued Company Common Shares. The amount of stock issued was determined by using the trading price on the day that the agreement was reached ($6.25 per share) and assigning a value of $7,500 to each Wendy's unit, the same price at which Mr. Schermer originally purchased the units in 1996.

     As described in Item 1 "Acquisition," in fiscal 1996 the Company successfully completed a tender offer for a majority interest in the Wendy's Partnership. Also in 1996, the Company entered into an agreement to acquire the General Partnership interest in the Wendy's Partnership. Board member Weigel is a shareholder of the General Partner of the Wendy's Partnership. Mr. Weigel excused himself from any discussions, and abstained from any actions, regarding these transactions. During fiscal 1996, the Wendy's Partnership paid management fees of $146,667 to the General Partner.

     The General Partner of the Wendy's Partnership is also the general partner of Wendy's Real Estate Limited Partnership I, a partnership which leases real property to the Wendy's Partnership for its use in its restaurant operations. During fiscal 1996, the Wendy's Partnership made lease payments of $400,300 to Wendy's Real Estate Limited Partnership I.

     As discussed in Item 5 "Recent Sales of Unregistered Securities," on October 24, 1996, the Company's Board of Directors authorized the issuance of up to 200,000 shares of Series A Convertible Preferred Stock in a private offering of such preferred stock. Certain members of the Board of Directors purchased Convertible Preferred Stock pursuant to the private offering. Mr. Maggini purchased 10,000 Convertible Preferred Shares, Mr. Lundeen purchased 12,500 Convertible Preferred Shares, and Mr. Schermer, Sr. purchased 20,000 Convertible Preferred Shares.

     On November 19, 1996, the Company purchased 40 limited partnership units of the Wendy's Partnership from Raymond A. Weigel, Sr. and his wife, Wavelet M. Weigel. The Company assigned a value of $7,200 to each unit. Mr. and Mrs. Weigel, Sr. are the parents of Board Member Weigel. The purchase price was 28,800 shares of Series A Convertible Preferred Stock.

     On January 24, 1997, the Board of Directors approved an expense sharing arrangement whereby MCC and its principals (Messrs. Hewett and Schermer, Jr.) will pay the Company $2,500 per year (commencing as of January 25, 1996) for the occasional use by MCC and its principals of Company employees, office space and other property. MCC and the Company share the same business offices. The Compensation Committee of the Board of Directors will review the arrangement on an annual basis.

     On January 24, 1997, the Board of Directors authorized agreements whereby MCC and its principals will be indemnified by the Company for any losses or expenses that they may incur as guarantors of the Company's obligations to its primary financing institutions and franchisors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) and (2) Financial Statements and Schedules.

     All financial statements and schedules required to be filed by Item 8 of this Form and included in this report appear in pages F-1 through F-24 at the end of this report. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

     (a)(3) Exhibit List.

     The following documents are filed as exhibits to this Annual Report:

Exhibit No.                       Description of Document
-----------       -------------------------------------------------------------
     3.1          Articles of Incorporation of Meritage Hospitality Group Inc.,
                  as amended (1).

     3.2          Restated and Amended Bylaws of Meritage Hospitality Group
                  Inc. (1).

     4.1 Certificate of Designation of Series A Convertible Preferred Shares of Meritage Hospitality Group Inc.
                  (1).

     4.2 Subscription Agreement relating to issuance of Series A Convertible Preferred Shares of Meritage Hospitality Group Inc. (1).

    10.1          Adoption Agreement for Pathway Benefit Services, Inc.
                  Regional Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust; Pathway Benefit Services, Inc. Regional Prototype Defined Contribution Plan and Trust; as amended May 24, 1994 (2).

    10.2 Stock Purchase and Sale Agreement dated September 19, 1995 between the Company, MCC, Mr. Reynolds and Innkeepers, and accompanying exhibits (3).

    10.3 Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life Insurance Company, as lender (1).

    10.4 Promissory Note dated November 26, 1996 by St. Clair Inn, Inc., Grand Harbor Resort Inc., and Thomas Edison Inn, Incorporated, as makers, and Great American Life Insurance Company, as payee (1).

    10.5 Promissory Note dated November 26, 1996 by Meritage Hospitality Group Inc., MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as makers, and Great American Life Insurance Company, as payee (1).

    10.6 Business Loan Agreement dated February 22, 1995 between Wendy's of West Michigan Limited Partnership and First of America Bank-Michigan, N.A. (4).

    10.7 Promissory Note dated February 22, 1995 by Wendy's of West Michigan Limited Partnership, as maker, and First of America Bank-Michigan, N.A., as payee (4).

    10.8 Restaurant Franchise Agreements between Wendy's of West Michigan Limited Partnership and Wendy's International, Inc.
                  (5).

                       MANAGEMENT COMPENSATORY CONTRACTS:

    10.9          1996 Management Equity Incentive Plan (6).

    10.10         1996 Directors' Share Option Plan (6).

    10.11         Directors' Compensation Plan (6).

    10.12         Employee Share Purchase Plan (6).

       21         Subsidiaries of the Registrant (1).

       23         Consent of Independent Public Accountants (1).

       27         Financial Data Schedule (1).

----------------------

   Exhibits previously filed and incorporated by reference from:

   (1) Filed herewith.

   (2) The Annual Report on Form 10-KSB for the Company's fiscal year ended November 30, 1994.

   (3) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended August 31, 1995.

   (4) The Annual Report on Form 10-K for Wendy's of West Michigan Limited Partnership for the fiscal year ended December 31, 1994.

   (5) Registration Statement No. 33-8586-C on Form S-18 filed with the SEC by Wendy's of West Michigan Limited Partnership on September 8, 1986; Annual Report on Forms 10-K for Wendy's of West Michigan Limited Partnership for the fiscal years ended December 31, 1986, 1987, and 1995; and Quarterly Report on Forms 10-Q for Wendy's of West Michigan Limited Partnership for the fiscal quarters ended September 30, 1987, March 31, 1988, June 30, 1994, and March 31, 1995.

   (6) Registration Statement No. 333-06657 on Form S-8 filed with the SEC by the Company on June 24, 1996.

       (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K on November 13, 1996 to report (i) the successful completion of the Wendy's Partnership tender offer, and (ii) the agreement whereby the Company will acquire the General Partnership interest in the Wendy's Partnership. No financial statements were filed with this report.

     On January 6, 1997, the Company filed an amendment to the Form 8-K described above to include (i) audited financial statements of the Wendy's Partnership for the fiscal year ended December 31, 1995, (ii) unaudited financial statements of the Wendy's Partnership for the nine months ended September 30, 1996, and (iii) pro forma financial statements of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERITAGE HOSPITALITY GROUP INC.

Dated: February 21, 1997            By  /s/ CHRISTOPHER B. HEWETT
                                       -------------------------------
                                       Christopher B. Hewett
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                                   Title                                                      Date
         ---------                                   -----                                                      ----
/s/ ROBERT E. SCHERMER, SR.                 Chairman of the Board of Directors                           February 21, 1997
------------------------------
Robert E. Schermer, Sr.

/s/ CHRISTOPHER B. HEWETT                   President, Chief Executive Officer and                       February 21, 1997
------------------------------
Christopher B. Hewett                       Director (Principal Executive Officer)

/s/ WILLIAM D. BADGEROW                     Vice President, Chief Financial Officer                      February 21, 1997
------------------------------
William D. Badgerow                         and Treasurer (Principal Financial and
                                            Accounting Officer)

/s/ GARY R. GARRABRANT                      Director                                                     February 19, 1997
------------------------------
Gary R. Garrabrant

/s/ JAMES R. GOERLICH                       Director                                                     February 20, 1997
------------------------------
James R. Goerlich

/s/ DAVID S. LUNDEEN                        Director                                                     February 21, 1997
------------------------------
David S. Lundeen

/s/ JOSEPH L. MAGGINI                       Director                                    February 19, 1997
---------------------------
Joseph L. Maggini

/s/ JERRY L. RUYAN                          Director                                    February 19, 1997
---------------------------
Jerry L. Ruyan

/s/ JAMES R. SAALFELD                       Vice President, General Counsel             February 21, 1997
---------------------------
James R. Saalfeld                           and Secretary

/s/ ROBERT E. SCHERMER, JR.                 Executive Vice President and Director       February 21, 1997
---------------------------
Robert E. Schermer, Jr.

/s/ FRANK O. STAIGER                        Director                                    February 19, 1997
---------------------------
Frank O. Staiger

/s/ RAYMOND A. WEIGEL, III                  Director                                    February 19, 1997
--------------------------
Raymond A. Weigel, III

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
Report of Independent Certified Public Accountants.........................   F-2

FINANCIAL STATEMENTS

    Consolidated Balance Sheets............................................   F-3

    Consolidated Statements of Operations..................................   F-5

    Consolidated Statements of Stockholders' Equity........................   F-6

    Consolidated Statements of Cash Flows..................................   F-7

    Notes to Consolidated Financial Statements.............................   F-9

SCHEDULES

    Schedule I Condensed Financial Information of Registrant...............   F-21

    Schedule II Valuation and Qualifying Accounts..........................   F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries as of November 30, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note G to the consolidated financial statements, effective December 1, 1993 the Company changed its method of accounting for income taxes.

We have also audited Schedules I and II of Meritage Hospitality Group Inc. and Subsidiaries for the years ended November 30, 1996, 1995 and 1994. In our opinion these schedules present fairly, in all material respects, the information required to be set forth therein.


Detroit, Michigan
January 21, 1997

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30,

==========================================================================================================


                              ASSETS                                            1996               1995
                                                                            -----------        -----------
CURRENT ASSETS
    Cash and cash equivalents                                               $ 2,265,497        $ 1,336,891
    Trade accounts receivable, less allowance for doubtful
       accounts of $54,000 in 1996 and $29,000 in 1995
       respectively                                                             938,448            570,428
    Inventories                                                                 354,226            208,891
    Deferred income taxes                                                        14,000            111,900
    Refundable income taxes                                                          --            321,600
    Prepaid expenses and other current assets                                   487,295            465,225
                                                                            -----------         ----------
                 Total Current Assets                                         4,059,466          3,014,935



PROPERTY, PLANT AND EQUIPMENT, NET                                           21,757,068         13,218,340




DEFERRED INCOME TAXES                                                           621,000            437,100



OTHER ASSETS
    Goodwill, net of amortization of $1,994,342 in 1996                       3,687,764                 --
    Land held for expansion                                                     697,313            642,757
    Financing costs, net of amortization of $38,591 in 1996                     605,593                 --
    Cash surrender value of life insurance, net of policy
       loans of $77,564 and $99,270 in 1996 and 1995,
       respectively                                                             260,710            188,875
    Sundry                                                                      239,950             46,066
                                                                            -----------         ----------
                                                                              5,491,330            877,698



AMOUNTS DUE FROM RELATED PARTIES                                                     --            435,430
                                                                            -----------         ----------
                    Total Assets                                            $31,928,864        $17,983,503
                                                                            ===========        ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

==========================================================================================================


                   LIABILITIES AND STOCKHOLDERS' EQUITY                         1996               1995
                                                                            -----------        -----------
CURRENT LIABILITIES
    Note payable - Bank                                                     $        --        $   200,551
    Current portion of long-term debt                                           395,120            237,651
    Current portion of obligations under capital lease                          232,442                 --
    Amounts due to stockholders and related parties                                  --              2,300
    Trade accounts payable                                                    2,228,406            448,886
    Accrued expenses                                                            936,111          2,081,866
    Other                                                                       164,275                 --
                                                                            -----------        -----------
                 Total Current Liabilities                                    3,956,354          2,971,254

LONG-TERM DEBT                                                               21,711,847         11,204,883

OBLIGATIONS UNDER CAPITAL LEASES                                              1,953,999                 --

DEFERRED INCOME TAXES                                                           818,000            752,000

DEFERRED COMPENSATION                                                            61,444                 --

COMMITMENTS AND CONTINGENCIES (NOTES H AND N)                                        --                 --

MINORITY INTEREST                                                             1,405,777                 --

STOCKHOLDERS' EQUITY

    Preferred stock - $0.01 par value; authorized 5,000,000
       shares; 200,000 shares designated as Series A
       convertible cumulative preferred stock; issued and
       outstanding, 108,387 shares (liquidation value -
       $1,083,870)                                                                1,084                 --
    Common stock - $0.01 par value; authorized
       30,000,000 shares; issued and outstanding
       3,204,483 and 3,020,150 shares respectively                               32,045             30,200
    Additional paid in capital                                               12,616,727         10,684,750
    Note receivable from sale of shares                                      (5,135,716)        (5,602,532)
    Accumulated deficit                                                      (5,492,697)        (2,057,052)
                                                                            -----------        -----------
                 Total Stockholders' Equity                                   2,021,443          3,055,366
                                                                            -----------        -----------
                 Total Liabilities and Stockholders' Equity                 $31,928,864        $17,983,503
                                                                            ===========        ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED NOVEMBER 30,

==========================================================================================================================

                                                                                1996              1995             1994
                                                                            -----------       -----------      -----------
Net revenue
    Room rents                                                              $ 6,281,711       $ 5,999,024      $ 6,047,510
    Food and beverages                                                        9,885,062         8,245,880        9,100,158
    Sundry                                                                      555,049           149,321          174,761
    Telephone                                                                   163,040            46,795           37,599
                                                                            -----------       -----------      -----------
              Total revenue                                                  16,884,862        14,441,020       15,360,028

Cost and expenses
    Cost of food and beverages                                                3,334,434         2,863,554        3,041,499
    Operating expenses                                                        9,492,345         7,215,061        7,179,572
    General and administrative expenses                                       3,951,400         4,979,621        2,597,278
    Depreciation and amortization                                             1,081,704         1,426,642        1,232,187
                                                                            -----------       -----------      -----------
              Total costs and expenses                                       17,859,883        16,484,878       14,050,536
                                                                            -----------       -----------      -----------
Earnings (loss) from operations                                                (975,021)       (2,043,858)       1,309,492

Other income (expense)
    Interest expense                                                         (1,642,735)       (1,355,389)      (1,206,151)
    Interest income                                                             658,007           387,099           87,028
    Gain (loss) on sale of assets                                                (6,900)          241,646           11,769
    Minority interest                                                            21,079               --                --
                                                                            -----------       -----------      -----------
                                                                               (970,549)         (726,644)      (1,107,354)
                                                                            -----------       -----------      -----------
              Earnings (loss) before federal income tax and
                 cumulative effect of change in accounting
                 principle                                                   (1,945,570)       (2,770,502)         202,138

Federal income tax expense (benefit)                                            (20,000)         (721,400)         112,000
                                                                            -----------       -----------      -----------
              Earnings (loss) before cumulative effect of
                 change in accounting principle                              (1,925,570)       (2,049,102)          90,138

Cumulative effect on prior years of changing to a different
    method of accounting for income taxes                                            --                --          117,300
                                                                            -----------       -----------      -----------
              Net loss                                                      $(1,925,570)      $(2,049,102)     $   (27,162)
                                                                            ===========       ===========      ===========
Earnings (loss) per share
    Before cumulative effect of change in accounting principle              $      (.62)      $     (1.13)     $       .06
    Cumulative effect of change in accounting principle                              --                --             (.08)
                                                                            -----------       -----------      -----------
    After cumulative effect of change in accounting principle               $      (.62)      $     (1.13)     $      (.02)
                                                                            ===========       ===========      ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994

==================================================================================================================================


                                        SERIES A                                        NOTE           RETAINED
                                      CONVERTIBLE                    ADDITIONAL      RECEIVABLE        EARNINGS
                                       PREFERRED      COMMON          PAID-IN          SALE OF       (ACCUMULATED
                                         STOCK         STOCK          CAPITAL          SHARES          DEFICIT)           TOTAL
                                      -----------     -------       -----------      -----------     ------------      -----------
Balance at December 1, 1993             $   --        $15,200       $ 5,217,820      $        --      $    19,212      $ 5,252,232
Net loss                                    --             --                --               --          (27,162)         (27,162)
                                        ------        -------       -----------      -----------      -----------      -----------
Balance at December 1, 1994                 --         15,200         5,217,820               --           (7,950)       5,225,070
Issuance of common stock                    --         15,000         5,466,930       (5,481,930)              --               --
Recognition of interest income on
    note receivable from sale
    of shares                               --             --                --         (120,602)              --         (120,602)
Net loss                                    --             --                --               --       (2,049,102)      (2,049,102)
                                        ------        -------       -----------      -----------      -----------      -----------
Balance at November 30, 1995                --         30,200        10,684,750       (5,602,532)      (2,057,052)       3,055,366
Issuance of 108,387 shares of
    preferred stock                      1,084             --         1,082,786               --               --        1,083,870
Issuance of 184,333 shares of
    common stock                            --          1,845         1,139,281               --               --        1,141,126
Recognition of interest income
    on note receivable from
    sale of shares                          --             --                --         (573,274)              --         (573,274)
Dividends paid ($.50 per share)             --             --                --               --       (1,510,075)      (1,510,075)
Payment and present value
    adjustment on note receivable
    from sale of shares                     --             --          (290,090)       1,040,090               --          750,000
Net loss                                    --             --                --               --       (1,925,570)      (1,925,570)
                                        ------        -------       -----------      -----------      -----------      -----------
Balance at November 30, 1996            $1,084        $32,045       $12,616,727      $(5,135,716)     $(5,492,697)     $ 2,021,443
                                        ======        =======       ===========      ===========      ===========      ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED NOVEMBER 30,

===========================================================================================================================

                                                                                1996               1995             1994
                                                                            ------------       -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $ (1,925,570)      $(2,049,102)      $  (27,162)
    Adjustments to reconcile net loss to net cash provided
       by operating activities
          Cumulative effect of change in accounting principle                         --                --          117,300
          Depreciation and amortization                                        1,081,704         1,426,642        1,232,187
          Compensation paid by issuance of preferred and
              common stock                                                       310,099                --               --
          Deferred income tax expense (benefit)                                  (20,000)         (431,900)          14,000
          Loss (gain) on disposal of property, plant and
              equipment                                                            6,900          (241,646)         (11,769)
          Bad debt expense                                                        32,655           280,910            8,395
          Interest income on note receivable from sale of shares                (573,274)         (120,602)              --
          (Increase) decrease in assets
              Accounts receivable                                               (201,742)           84,754         (241,604)
              Inventories                                                         41,198           (12,131)         (21,502)
              Prepaid expenses and other current assets                          104,707            (7,477)              --
              Refundable income taxes                                            321,600          (318,705)        (114,795)
          Increase (decrease) in liabilities
              Accounts payable and accrued expenses                             (674,696)        1,814,566           34,831
                                                                            ------------       -----------       ----------
                 Net cash (used in) provided by operating
                    activities                                                (1,496,419)          425,309          989,881

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                 (2,211,392)         (456,132)        (470,858)
    Proceeds from sale of property, plant and equipment                           40,146           616,646          100,964
    Additions to amount due from related parties                                      --          (682,248)        (673,635)
    Payments on amounts due from related parties                                 433,130         2,270,524          694,186
    Acquisition of business, net of cash acquired                             (3,184,460)               --               --
    Increase in other assets                                                    (679,214)           (5,981)         (30,863)
                                                                            ------------       -----------       ----------
                 Net cash (used in) provided by investing
                    activities                                                (5,601,790)        1,742,809         (380,206)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                              37,717,705            46,887               --
    Payments related to borrowings from
       stockholders and related parties                                               --          (248,163)         (21,557)
    Principal payments of notes payable                                               --                --           (7,640)
    Principal payments of long-term debt                                     (29,446,007)       (1,251,712)        (409,429)
    Payments on obligations under capital leases                                 (29,808)               --               --
    Collection on note receivable from sale of shares                            750,000                --               --
    Proceeds from issuance of preferred and common shares                        545,000                --               --
    Dividends paid                                                            (1,510,075)               --               --
                                                                            ------------       -----------       ----------
                 Net cash provided by (used in) financing
                    activities                                                 8,026,815        (1,452,988)        (438,626)
                                                                            ------------       -----------       ----------
                 Net increase in cash                                            928,606           715,130          171,049

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                            YEARS ENDED NOVEMBER 30,

===========================================================================================================================


                                                                                 1996              1995             1994
                                                                              ----------        ----------       ----------
Cash and cash equivalents - beginning of year                                 $1,336,891        $  621,761       $  450,712
                                                                              ----------        ----------       ----------
Cash and cash equivalents - end of year                                       $2,265,497        $1,336,891       $  621,761
                                                                              ==========        ==========       ==========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest and income taxes:
       Interest                                                               $1,709,312        $1,355,389       $1,206,151
       Income taxes                                                                   --                --          192,500


Non-cash investing activities for 1996 represents the acquisition of majority equity interest in Wendy's of West Michigan Limited Partnership and includes assets acquired and liabilities assumed.

           Fair value of assets net of cash acquired          $10,532,850
           Liabilities assumed                                  7,348,390
                                                              -----------
                                                              $ 3,184,460
                                                              ===========

In connection with this acquisition, the Company issued 171,900 shares of common stock and 29,520 shares of preferred stock with a value of $1,369,575.

During 1995 a non-cash transaction occurred whereby 1,500,000 Common Shares were issued in exchange for a non-interest bearing note receivable in the amount of $10,500,000. The discounted present value of the note receivable was $5,481,930.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company conducts its operations in two business segments. The lodging industry segment consists of three full service hotels. The food service industry segment consists of a limited partnership which operates twenty-six Wendy's Old Fashioned Hamburger restaurants under franchise agreements with Wendy's International Inc. All operations of the Company are located in Michigan.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

    St. Clair Inn, Inc.
    Thomas Edison Inn, Incorporated
    Grand Harbor Resort
    Grand Harbor Yacht Club Inc.
    MHG Food Service

All significant intercompany balances and transactions have been eliminated.

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories consist of restaurant food items, beverages and food serving supplies.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 39 years. Amortization of leasehold improvements is provided over the terms of the various leases.

INCOME TAXES

Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis and tax basis of assets and liabilities. Assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

FRANCHISE FEES

Franchise fees for hotel and restaurant units are amortized using the straight-line method over the terms of the individual franchise agreements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCING COSTS

Financing costs are amortized using the straight-line method over the terms of the various loan agreements.

GOODWILL

Goodwill is amortized using the straight-line method over periods of up to twenty years.

The Company evaluates the reasonableness of its amortization for goodwill. In addition, if it becomes probable that expected future undiscounted cash flows associated with goodwill are less than the carrying value, the assets are written down to their fair value.

OBLIGATIONS UNDER CAPITALIZED LEASES

Lease transactions relating to certain restaurant buildings and equipment are classified as capital leases. These assets have been capitalized and the related obligations recorded based on the fair market value of the assets at the inception of the leases. Amounts capitalized are being amortized over the terms of the leases.

FRANCHISE COSTS AND OTHER ADVERTISING COSTS

Royalties and national advertising costs are based on a percentage of monthly sales. These costs and other advertising costs are charged to operations as incurred.

USE OF ESTIMATES

In the preparation of financial statements management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed based upon the weighted average number of shares outstanding during each year. The weighted average number of shares outstanding is 3,081,885, 1,815,984 and 1,520,150 shares for the years ended November 30, 1996, 1995 and 1994, respectively.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments approximate their fair values.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the presentation of the 1996 financial statements.

NEW PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121) - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. The adoption of this standard in 1996 had no effect on the consolidated financial statements of the Company.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123) - "Accounting for Stock-Based Compensation." SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans with adoption required for fiscal years beginning after December 15, 1995. As permitted under the provisions of this statement, the Company has elected to continue the use of APB Opinion No. 25 to measure compensation costs and will make the pro forma disclosures of net earnings and earnings per share.

NOTE B - ACQUISITION

During the year, the Company began purchasing partnership units in Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership") and at November 30, 1996 the Company had acquired a majority interest (54.0%). Certain of the units in the Wendy's Partnership were purchased from Stockholders/Directors at prices no more favorable than that paid to non-related parties. The Company then transferred this interest to its wholly-owned subsidiary, MHG Food Service Inc.

The acquisition has been accounted for as a purchase and the acquisition cost has been allocated to assets acquired and liabilities assumed based upon estimates of their fair values. A total of $1,719,819, representing the excess of acquisition cost over the fair value of assets acquired has been allocated to goodwill.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE B - ACQUISITION (CONTINUED)

The Company's consolidated results of operations include the Wendy's Partnership activity from November 1, 1996 (effective date of acquisition). The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

                                                 YEAR ENDED NOVEMBER 30,
                                             -------------------------------
                                                 1996              1995
                                             -----------          ----------
                                                       (unaudited)
         Revenues                            $43,974,000         $39,806,000
         Net loss                            $(2,256,000)        $(2,330,000)
         Loss per share                      $      (.73)        $     (1.28)

The Company entered into an agreement on October 21, 1996, to acquire the General Partnership interest in the Wendy's Partnership.

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at November 30,:

                                                1996              1995
                                             -----------       -----------
         Land and improvements               $ 2,014,914       $ 1,515,513
         Buildings and improvements           21,597,196        18,522,242
         Furnishings and equipment            14,552,410         7,067,815
         Leasehold improvements                2,192,253                --
         Leased property/capital leases        2,825,338                --
                                             -----------        ----------
                                              43,182,111        27,105,570

         Less accumulated depreciation
            and amortization                 (21,425,043)      (13,887,230)
                                             -----------        ----------
                                             $21,757,068       $13,218,340
                                             ===========       ===========

Depreciation and amortization expense was approximately $1,012,000, $883,000 and $1,047,000 for the years ended November 30, 1996, 1995 and 1994, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE D - AMOUNTS DUE FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Amounts due from related parties at November 30, 1995 consisted of amounts due from a stockholder and former officer of the Company, Donald W. Reynolds ("Reynolds"), or from companies related by common ownership to Reynolds. During the year ended November 30, 1996, the Company collected approximately $433,000 of these receivables and wrote off the remainder.

In 1994 and 1995, the Company and each of its subsidiaries had a management agreement with an affiliated company that was wholly-owned by Reynolds. The agreement was terminated on January 25, 1996. Management fees charged to operations totaled approximately $58,000, $403,000 and $457,000 for the years ended November 30, 1996, 1995 and 1994, respectively. The Board of Directors approved a 1-1/2% loan guarantee fee to be paid to Reynolds for the years ended November 30, 1995 and 1994. The fee paid was $193,875 for 1995 and $193,500 for 1994.

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                        1996             1995
                                                      --------        ----------
         Litigation expenses                          $     --        $1,361,470
         Professional fees                              56,697           246,788
         Property taxes                                213,005           189,461
         Payroll and related payroll taxes             526,812           125,685
         Interest and other expenses                   139,597           158,462
                                                      --------        ----------
                                                      $936,111        $2,081,866
                                                      ========        ==========

NOTE F - LONG-TERM DEBT

Long-term debt consists of the following obligations at November 30,:

                                                                           1996              1995
                                                                        -----------       -----------
Mortgage note payable to bank, due $23,174 per month
including interest at prime plus 2% not to exceed 10.5%
due October 1, 1997.                                                    $        --       $ 2,924,975

Mortgage note payable to bank, due $28,108 per month
including interest at prime plus 1%, due October 31,
1997.                                                                            --         3,464,780

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE F - LONG-TERM DEBT (CONTINUED)

                                                                           1996              1995
                                                                        -----------       -----------
Term note payable to bank, due $16,531 per month
including interest at prime plus 1% due October 31, 1997.                        --           808,922

Mortgage note payable to bank, due $37,194 per month
including interest at prime plus 2% but not to exceed
10.5%, due October 1, 1997.                                                      --         3,929,506

Mortgage note payable to insurance company, due in
monthly installments beginning January 1, 1997 of
$137,897 including interest at 10.3% through December
31, 2003. (1)                                                            14,000,000                --

Mortgage note payable to insurance company, due in
monthly installments of interest at prime plus 8%
beginning January 1, 1997 through November 1, 1997
and monthly installments of principal of $50,000
beginning December 1, 1997 through March 1, 1998,
$100,000 beginning April 1, 1998 through May 1, 2002
plus interest and final principal payment of $50,000
plus interest due June 1, 2002. (2)                                       5,250,000                --

Note payable to bank, due in monthly installments of
$14,693 including interest at 8.8% through October 8,
2000. (3)                                                                   582,359                --

Term note payable to bank, due in monthly installments
of $43,313, including interest at 1% over prime per
month through February 2005 when any remaining
unpaid principal will be due. Under the revolving loan
agreement, the required monthly payments described
above may be offset by additional borrowings up to
the unused available borrowings. The total available
borrowings under the loan agreement were $2,978,702
as of November 30, 1996. (4)                                              2,192,351                --

Other notes and land contracts payable, requiring
monthly payments aggregating $4,100 and $8,950,
respectively, subject to interest at rates ranging from
6.9% to 11.0%.                                                               82,257           314,351
                                                                        -----------       -----------
                                                                         22,106,967        11,442,534
         Less current portion                                               395,120           237,651
                                                                        -----------       -----------
                                                                        $21,711,847       $11,204,883
                                                                        ===========       ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE F - LONG-TERM DEBT (CONTINUED)

The prime lending rate was 8.25% at November 30, 1996.

(1)   The mortgage is collateralized by the hotel properties.

(2) The mortgage is collateralized by the Meritage Capital Corp. note, common stock of the Company, life insurance policies in the amount of $5,100,000, other property and equipment and a second security interest in the hotel properties.

(3)   The note is collateralized by certain equipment.

(4) The note is collateralized by substantially all of the assets of the Wendy's Partnership and by the guaranty of the General Partner and the personal guarantees of the shareholders of the General Partner.

Minimum principal payments on long-term debt to maturity as of November 30, 1996 are as follows:

                           1997                              $   395,120
                           1998                                1,389,380
                           1999                                1,678,253
                           2000                                1,997,253
                           2001                                1,911,939
                           Thereafter                         14,735,022
                                                             -----------
                                                             $22,106,967
                                                             ===========

Loan covenants of the various loan agreements include a requirement for maintenance of a prescribed amount of net worth and certain financial ratios and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation. At November 30, 1996 the Company failed to meet one of the covenants of its agreements with the insurance company. A waiver has been obtained.

NOTE G - INCOME TAXES

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

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE G - INCOME TAXES (CONTINUED)

Income tax expense is summarized as follows:

                                                                       YEAR ENDED NOVEMBER 30,
                                                              ------------------------------------------
                                                                1996             1995             1994
                                                              --------        ---------         --------
         Current expense (benefit)                            $     --        $(289,500)        $ 98,000
         Deferred expense (benefit)                            (20,000)        (431,900)          14,000
                                                              --------        ---------         --------
                                                              $(20,000)       $(721,400)        $112,000
                                                              ========        =========         ========

Deferred tax assets and liabilities at November 30, consist of the following:

                                                                                 1996              1995
                                                                              ----------         ---------
         Deferred tax assets:
             Net operating loss carryforward                                  $1,181,000         $ 267,400
             AMT credit carryforward                                             105,000           140,000
             Allowance for doubtful accounts                                       8,500           111,900
             Michigan Single Business Tax - Federal                               63,000            69,000
             Contribution carryforward                                             6,500                --
                                                                              ----------         ---------
                                                                               1,364,000           588,300
         Deferred tax liabilities
             Depreciation                                                       (635,000)         (549,000)
             Michigan Single Business Tax - State                               (183,000)         (203,000)
                                                                              ----------         ---------
                                                                                (818,000)         (752,000)
         Less valuation allowance                                               (729,000)          (39,300)
                                                                              ----------         ---------
                           Net deferred tax liability                         $ (183,000)        $(203,000)
                                                                              ----------         ---------

The net operating loss carryforward expires in 2011.

The income tax provision reconciled to the tax computed at the statutory Federal rate was as follows:

                                                                       YEAR ENDED NOVEMBER 30,
                                                             -------------------------------------------
                                                                1996             1995             1994
                                                             ---------        ---------         --------
Tax (benefit) at statutory rates applied to
  income before federal income tax                           $(654,700)       $(942,000)        $ 68,700
Effect of nondeductible items                                  (51,000)          24,700           43,300
Difference in rates of net operating loss carrybacks                            151,300               --
Other                                                           (4,000)           5,300               --
Valuation allowance                                            689,700           39,300               --
                                                             ---------        ---------         --------
                                                             $ (20,000)       $(721,400)        $112,000
                                                             =========        =========         ========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE H - LEASE COMMITMENTS

The Wendy's Partnership leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options of up to twelve years) ranging from one to seventeen years. Included in the leases are five with parties related through common ownership of general partners, where a stockholder of the general partner is also a stockholder/director of the Company.

Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                                                 OPERATING LEASES
                                                                            ----------------------------
                                                            CAPITAL           RELATED
               YEAR ENDING NOVEMBER 30,                      LEASES           PARTIES           OTHERS
               ------------------------                    ----------       ----------        ----------
                         1997                              $  465,323       $  285,552        $  362,378
                         1998                                 465,323          153,127           294,506
                         1999                                 465,323          111,629           208,334
                         2000                                 465,323          111,629           193,511
                         2001                                 449,365          111,629           172,440
                      Later Years                             769,948          419,892           344,880
                                                            ---------       ----------        ----------
         Total minimum lease obligations                    3,080,605       $1,193,458        $1,576,049
                                                                            ==========        ==========
         Less amount representing interest
           imputed at approximately 11%                       894,164
                                                           ----------
         Present value of minimum lease obligations        $2,186,441
                                                           ==========

The present value of minimum rental obligations is reflected in the balance sheets as current and long-term obligations under capital leases.

Accumulated amortization of leased property under capital leases was $1,648,146, at November 30, 1996.

In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

Total rental expense since the date of acquisition of the Wendy's Partnership is not significant.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE I - SERIES A CONVERTIBLE CUMULATIVE PREFERRED STOCK

In 1996, the Company designated a series of non-voting preferred stock consisting of 200,000 shares of $0.01 par value. The shares have an annual dividend rate of $0.90 per share and the payment of the dividends are cumulative. The shares are also convertible into common shares at the conversion price of $7.00 per share. The shares also have a liquidation value of $10.00 per share.

Under certain conditions relating to the market value of the Company's common stock, the Company has the option to cause the preferred stock to be converted into common stock.

NOTE J - NOTE RECEIVABLE FROM SALE OF SHARES

On September 19, 1995, a stock purchase and sale agreement (Agreement) was executed by the Company, its principal stockholder and Meritage Capital Corp. ("MCC"). Under the agreement, the Company sold 1,500,000 shares of previously authorized newly issued common stock to MCC at a total price of $10,500,000. Upon execution of the agreement, MCC gave the Company a non-interest bearing promissory note in the amount of $10,500,000. The Note provides that MCC does not have to make any payments to the Company for five years from the date of the Note (September 19, 1995). Beginning on the fifth anniversary of the Note, MCC is required to make six annual payments of $1,625,000.

The Note is secured by the shares issued to MCC under the Agreement. The Note was discounted at 11% and is recorded as a reduction of stockholders' equity.

During the year ended November 30, 1996 the Company received an unscheduled principal payment of $750,000. As a result, the present value of the note was recalculated and reduced by approximately $290,000.

NOTE K - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) plan that covers substantially all employees of the lodging industry segment and corporate employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. No contributions were made to the plan by the Company during the years ended November 30, 1996, 1995 and 1994.

The Wendy's Partnership maintains a 401(k) profit sharing plan that covers substantially all of its employees. Contributions to the plan may be made by the subsidiary (which are discretionary) or by plan participants through elective salary reductions. Contributions to the plan by the subsidiary since its date of acquisition are not significant.

The Wendy's Partnership has a deferred compensation agreement with a key employee which provides for the payment of $150,000 upon the completion of the five-year term of the agreement in December 1998. The agreement is funded by the Wendy's Partnership through payment of premiums on a split dollar life insurance contract.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE L - STOCK OPTION PLANS

The 1996 Management Equity Incentive Plan ("Incentive Plan") and, the 1996 Directors' Share Option Plan ("Directors' Plan") were approved by stockholders on May 21, 1996.

The Incentive Plan provides for 300,000 shares of common stock to be reserved for options that may be issued under the plan. The Board of Directors has the discretion to designate an option to be an Incentive Share Option or a non-qualified share option. The plan provides that the option price is not less than the fair market value of the common stock at the date of grant. Unless the option agreement provides otherwise, options granted under the plan become exercisable on a cumulative basis at the rate of 20 percent during each of the second through fifth years after the date of grant. Options granted under the plan may have a term of from one to ten years.

The Directors' Plan provides for the non-discretionary grant of options to non-employee directors of the Company to purchase a combined maximum of 60,000 shares. The plan provides that the option price is not less than the greater of the fair market value of the common stock on the date of grant or $7.00 per share. The plan provides that each non-employee director, on the date such person becomes a non-employee director, will be granted options to purchase 5,000 shares of stock. Provided that such person is still serving as a non-employee director, they will automatically be granted options to purchase 1,000 additional shares each year thereafter on the date of the Annual Shareholders' Meeting. Options granted under the plan have a term of ten years.

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                                                       1996 MANAGEMENT               1996 DIRECTOR'S
                                                    EQUITY INCENTIVE PLAN           STOCK OPTION PLAN
                                                 --------------------------     ------------------------
                                                                  AVERAGE                     AVERAGE
                                                               OPTION PRICE                 OPTION PRICE
                                                 SHARES          PER SHARE      SHARES       PER SHARE
                                                 -------       ------------     -------     ------------
Options outstanding at December 1, 1995               --              --            --             --

Options granted during the year                  190,000           $7.00        50,000          $7.00
                                                 -------                        ------

Options outstanding at November 30, 1996         190,000           $7.00        50,000          $7.00
                                                 =======           =====        ======          =====

Options exercisable at November 30, 1996              --                        50,000
                                                 -------                        ------

Options available for grant at
  November 30, 1996                              110,000                        10,000
                                                 =======                        ======

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1996, 1995 AND 1994

===============================================================================


NOTE M - BUSINESS SEGMENT INFORMATION

The Company operates in two business segments, lodging and food service operations. Intersegment transactions are not reported separately since they are not significant.

Identifiable assets are those assets applicable to the respective industry segment.

Data by business segment for the year ended November 30, 1996 is as follows:

                                                                             FOOD
                                                         LODGING            SERVICE           CONSOLIDATED
                                                       -----------        -----------         ------------
Revenues                                               $14,762,822        $ 2,122,040          $16,884,862
Loss from operations                                   $  (966,885)       $    (8,136)         $  (975,021)
Identifiable assets                                    $21,418,956        $10,509,908          $31,928,864
Depreciation and amortization expense                  $ 1,009,771        $    71,933          $ 1,081,704
Capital additions                                      $ 2,198,341        $    13,051          $ 2,211,392

NOTE N - LEGAL PROCEEDINGS

The Company is involved in certain routine legal proceedings which are incidental to the business. Except as described below, all of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company's financial condition. The Company maintains various types of insurance which cover most of the actions brought against the Company.

On December 5, 1996, the Company received a notice from the Internal Revenue Service that it had concluded that legal and professional fees totaling approximately $2.1 million that were incurred by the Company in fiscal 1995 in connection with the then existing litigation and deducted as a necessary business expense, should be treated as a capital expenditure and, therefore, disallowed the deduction. These expenditures related to various lawsuits in 1995 concerning the replacement and restructuring of management. The Company believes the deduction is proper and is contesting the disallowance.

NOTE O - SUBSEQUENT EVENT

On January 21, 1997, the Company entered into a definitive agreement to acquire two limited service hotels.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        MERITAGE HOSPITALITY GROUP INC.
                            CONDENSED BALANCE SHEET
                               NOVEMBER 30, 1996

ASSETS
   Current assets:
      Cash and cash equivalents                                                               $  1,768,204
      Other current assets                                                                          30,424
                                                                                              ------------
            Total current assets                                                                 1,798,628

      Property, plant and equipment, net                                                           320,536

      Investments in and advances to subsidiaries                                               19,534,617

      Deferred income taxes                                                                        621,000

      Other assets                                                                                 551,417
                                                                                              ------------

            Total assets                                                                      $ 22,826,198
                                                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES

      Current liabilities                                                                     $    507,745

      Deferred income taxes                                                                        818,000

      Long-term debt                                                                            19,479,010
                                                                                              ------------

            Total liabilities                                                                   20,804,755

STOCKHOLDERS' EQUITY
      Capital stock                                                                              7,514,140
      Accumulated deficit                                                                       (5,492,697)
                                                                                              ------------
            Total stockholders' equity                                                           2,021,443
                                                                                              ------------
            Total liabilities and stockholders' equity                                        $ 22,826,198
                                                                                              ============

                        MERITAGE HOSPITALITY GROUP INC.
                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED NOVEMBER 30, 1996

REVENUE
      Equity in earnings of subsidiaries                                                     $   1,286,594
      Interest and dividend income                                                                 619,085
                                                                                             -------------
            Total revenue                                                                        1,905,679

EXPENSES
      General and administrative expenses                                                        2,551,237
      Depreciation and amortization                                                                 37,983
      Interest expense                                                                           1,262,029
                                                                                             -------------
            Total expenses                                                                       3,851,249
                                                                                             -------------

Loss before federal income tax                                                                  (1,945,570)

Federal income tax benefit                                                                          20,000
                                                                                             -------------
Net loss                                                                                     $  (1,925,570)
                                                                                             =============

                        MERITAGE HOSPITALITY GROUP INC.
                       CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED NOVEMBER 30, 1996

NET CASH USED IN OPERATING ACTIVITIES                                                        $  (2,167,330)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                                                   (385,182)
      Acquisition of business, net of cash acquired                                             (3,184,460)
      Increase in other assets                                                                    (551,447)
                                                                                             -------------

          Net cash used by investing activities                                               (4,121,089)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from long-term debt                                                              37,717,705
      Principal payments of long-term debt                                                     (29,446,007)
      Collection of note receivable from sale of shares                                            750,000
      Proceeds from issuance of preferred and common shares                                        545,000
      Dividends paid                                                                            (1,510,075)
                                                                                             -------------

          Net cash provided by financing activities                                              8,056,623
                                                                                             -------------

          Net increase in cash                                                                   1,768,204

          Cash and cash equivalents - beginning of year                                                  0
                                                                                             -------------

          Cash and cash equivalents - end of year                                            $   1,768,204
                                                                                             =============

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              Additions
                                 --------------------------------------
                  Balance at            (1)                  (2)
                  beginning         Charged to         Charged to other      Deductions -       Balance at
Description       of period      costs & expenses      accounts-describe       describe       end of period
-----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended November 30:
    1996          $ 289,000            $ 32,655                 -0-          $ (267,655)*        $ 54,000

    1995             24,000             275,910                 -0-             (10,910)*         289,000

    1994             24,000               8,395                 -0-              (8,395)*          24,000


* Amount written off as uncollectible


VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

Year ended November 30:
    1996           $ 39,300           $ 689,700                 -0-                -0-          $ 729,000

    1995                -0-              39,300                 -0-                -0-             39,300

    1994                -0-                 -0-                 -0-                -0-                -0-