Form 10-Q
period 1997-02-28
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1997-04-14
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                          FORM 10-Q



(MARK ONE)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 1997.

                                            OR

   [ ]    Transition  report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange    Act   of   1934   For   the    transition    period   from
          ___________________ to ____________________


                         Commission File Number: 0-17442


                         MERITAGE HOSPITALITY GROUP INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)




             MICHIGAN                                  38-2730460
------------------------------------        ------------------------------------
   (State or Other Jurisdiction             I.R.S. Employer Identification No.)
of Incorporation or Organization)


                        40 PEARL STREET, N.W., SUITE 900
                          GRAND RAPIDS, MICHIGAN 49503
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


                                 (616) 776-2600
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [X]            NO [ ]



As of April 11, 1997 there were 3,214,379 outstanding Common Shares, $.01 par value.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996. Certain reclassifications have been made in 1996 to conform with the 1997 presentation. The results of operations for the three month period ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.






























                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 28, 1997 AND NOVEMBER 30, 1996
--------------------------------------------------------------------------------

                                                       FEBRUARY 28, NOVEMBER 30,
                                                           1997          1996
                                                        (UNAUDITED)
                                                       ------------ ------------


                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                         $    614,600    $ 2,265,497
   Trade accounts receivable, less allowance
     for doubtful accounts of $54,000                     779,837        938,448
   Inventories                                            329,137        354,226
   Deferred income taxes                                   14,000         14,000
   Prepaid expenses and other current assets              597,668        487,295
                                                          -------        -------
               Total Current Assets                     2,335,242      4,059,466

PROPERTY, PLANT AND EQUIPMENT, NET                     21,747,275     21,757,068

DEFERRED INCOME TAXES                                     621,000        621,000

OTHER ASSETS
   Goodwill, net of amortization of $2,052,228
     and $1,994,342 respectively                        3,625,658      3,687,764
   Land held for expansion                                697,505        697,313
   Financing costs, net of amortization of $59,911
     and $38,591 respectively                             584,273        605,593
   Cash surrender value of life insurance, net of
     policy loans                                         269,267        260,710
   Sundry                                                 277,276        239,950
                                                          -------        -------
               Total Other Assets                       5,453,979      5,491,330


               Total Assets                           $30,157,496    $31,928,864
                                                      ===========    ===========







See notes to unaudited financial statements

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                     FEBRUARY 28, 1997 AND NOVEMBER 30, 1996
--------------------------------------------------------------------------------

                                                       FEBRUARY 28, NOVEMBER 30,
                                                           1997          1996
                                                        (UNAUDITED)
                                                       ------------ ------------


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                  $    666,548  $   395,120
   Current portion of obligations
     under capital lease                                   243,772      232,442
   Trade accounts payable                                2,032,247    2,228,406
   Accrued expenses                                        105,131      936,111
   Other                                                   486,706      164,275
                                                           -------      -------
      Total Current Liabilities                          3,534,404    3,956,354

LONG-TERM DEBT                                          21,646,508   21,711,847

OBLIGATIONS UNDER CAPITAL LEASE                          1,890,563    1,953,999

DEFERRED INCOME TAXES                                      818,000      818,000

DEFERRED COMPENSATION                                       70,000       61,444

COMMITMENTS AND CONTINGENCIES                                 ----         ----

MINORITY INTEREST                                        1,303,424    1,405,777

STOCKHOLDERS' EQUITY
   Preferred stock - $0.01 par value;
     authorized 5,000,000 shares;
     200,000 shares designated as Series A
     convertible cumulative preferred stock;
     issued and outstanding 138,387 and
     108,387 shares respectively (liquidation
     value - $1,383,870)                                     1,384        1,084
   Common stock - $0.01 par value;
     authorized 30,000,000 shares; issued
     and outstanding 3,213,017 and 3,204,483
     respectively                                           32,131       32,045
   Additional paid in capital                           12,965,424   12,616,727
   Note receivable from the sale of shares              (5,273,950)  (5,135,716)
   Accumulated deficit                                  (6,830,392)  (5,492,697)
                                                        -----------  -----------
       Total Stockholders' Equity                          894,597    2,021,443
                                                        ----------   ----------

       Total Liabilities and Stockholders' Equity      $30,157,496  $31,928,864
                                                       ===========  ===========




See notes to unaudited financial statements

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                      1997             1996
                                                      ----             ----

NET REVENUE
   Room rents                                    $  1,135,011      $ 1,137,465
   Food and beverages                               7,451,794        1,963,864
   Sundry                                             110,412          158,129
   Telephone                                           65,691           23,368
                                                   ----------        ---------
               Total revenue                        8,762,908        3,282,826

COST AND EXPENSES
   Cost of food and beverages                       2,281,742          686,023
   Operating expenses                               5,803,120        1,863,468
   General and administrative expenses              1,015,997          949,532
   Depreciation and amortization                      530,925          293,321
                                                   ----------        ---------
               Total costs and expenses             9,631,784        3,792,344

LOSS FROM OPERATIONS                                 (868,876)        (509,518)

OTHER INCOME (EXPENSE)
   Interest expense                                  (699,737)        (395,714)
   Interest income                                    141,326          170,280
   Minority interest                                  102,352             ----
                                                   ----------        ---------
                                                     (456,059)        (225,434)

               Loss before federal income tax      (1,324,935)        (734,952)

FEDERAL INCOME TAX BENEFIT                               ----          249,884

               Net loss                           $(1,324,935)      $ (485,068)
                                                  ============      ==========

LOSS PER SHARE                                   $      (0.41)     $     (0.16)
                                                  ============      ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                 3,209,679        3,020,150
                                                  ============      ==========






See notes to unaudited financial statements


                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED NOVEMBER 30, 1996
               AND THE THREE MONTH PERIOD ENDED FEBRUARY 28, 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                 SERIES A                               NOTE
                               CONVERTIBLE             ADDITIONAL    RECEIVABLE
                                 PREFERRED   COMMON       PAID-IN      SALE OF     ACCUMULATED
                                   STOCK      STOCK       CAPITAL      SHARES        DEFICIT        TOTAL
                               -----------   -------   -----------   -----------   -----------   -----------
BALANCE AT NOVEMBER 30, 1995    $  ----    $ 30,200    $10,684,750  $(5,602,532)   $(2,057,052)  $ 3,055,366

Issuance of 108,387 shares of
  preferred stock                 1,084       ----       1,082,786         ----        ----        1,083,870

Issuance of 184,333 shares of
  common stock                     ----       1,845      1,139,281         ----        ----        1,141,126

Recognition of interest income
  on note receivable from sale
  of shares                        ----       ----           ----      (573,274)       ----         (573,274)

Dividends paid ($.50 per share)    ----       ----           ----          ----    (1,510,075)    (1,510,075)

Payment and present value
  adjustment on note receivable
  from sale of shares              ----       ----        (290,090)   1,040,090                      750,000

Net loss                           ----       ----           ----          ----    (1,925,570)    (1,925,570)
                                -------    --------    -----------   -----------   -----------    -----------

BALANCE AT NOVEMBER 30, 1996    $ 1,084    $ 32,045    $12,616,727  $(5,135,716)  $(5,492,697)     2,021,443

Issuance of 8,534 shares of
  common stock                     ----          86         48,997         ----        ----           49,083

Issuance of 30,000 shares of
  preferred stock                   300       ----         299,700         ----        ----          300,000

Dividends paid - preferred stock   ----       ----            ----         ----      (12,760)        (12,760)

Recognition of interest income
  on note receivable from sale
  of shares                        ----       ----            ----     (138,234)        ----        (138,234)

Net loss                           ----       ----            ----         ----   (1,324,935)     (1,324,935)
                                -------    --------    -----------   -----------   -----------    -----------

BALANCE AT FEBRUARY 28, 1997    $ 1,384    $ 32,131    $12,965,424  $(5,273,950) $(6,830,392)     $  894,597
                                =======    ========    ===========  ===========  ===========      ==========






See notes to unaudited financial statements

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
                                   (UNAUDITED)
--------------------------------------------------------------------------------
                                                         1997           1996
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                          $(1,324,935)   $  (485,068)
   Adjustments to reconcile net loss to
     net cash used in operating activities
        Depreciation and amortization                    530,925        293,321
        Compensation and
          fees paid by  issuance of common
          stock                                           49,083
        Deferred  income tax  benefit                       ----       (249,884)
        Minority interest in net loss of
          consolidated subsidiaries                     (102,352)
        Interest income on note receivable
          from sale of shares                           (138,234)      (155,486)
        (Increase) decrease in assets
           Accounts receivable                           158,611         76,890
           Inventories                                    25,089
           Prepaid expenses and other current
             assets                                     (110,373)        14,581
         Decrease in liabilities
           Accounts payable and accrued expenses        (704,708)    (1,009,118)
                                                        ---------    -----------

             Net cash used in operating activities    (1,616,894)    (1,514,764)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment            (423,175)      (249,271)
   (Increase) decrease in other assets                   (52,051)        75,141
   Additions to amounts due from related parties            ----        (45,964)
                                                            ----        --------

             Net cash used in investing activities      (475,226)      (220,094)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                          317,450     14,875,000
   Proceeds from short-term borrowings                      ----         96,646
   Principal payments of long-term debt                 (111,361)   (11,594,849)
   Payments on obligations under capital leases          (52,106)          ----
   Proceeds from issuance of preferred shares            300,000           ----
   Dividends paid                                        (12,760)          ----
                                                         --------          ----

             Net cash provided by financing
               activities                                441,223      3,376,797
                                                         -------      ---------

             Net increase (decrease) in cash          (1,650,897)     1,641,939

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        2,265,497      1,336,891

CASH AND CASH EQUIVALENTS - END OF PERIOD            $   614,600    $ 2,978,830
                                                     ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996
--------------------------------------------------------------------------------

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                                      1997             1996
                                                      ----             ----

Cash paid for interest expense                    $   701,297      $   395,714

Schedule of non cash investing
  and financing transactions

   Acquisition of equipment
        Cost of equipment                         $   244,637      $      ----
        Equipment loan                                244,637             ----
                                                      -------             ----
        Cash down payment for equipment           $      ----      $      ----
                                                  ===========      ===========

   Compensation and fees paid by issuance of
    Common Stock                                  $    49,083      $      ----
                                                  ===========      ===========

NOTE B - SUBSEQUENT EVENT - NOTE PAYABLE - SHAREHOLDER

On March 24, 1997 the Company's Chairman of the Board of Directors (and a shareholder of the Company), loaned the Company $750,000. The loan is unsecured and requires the Company to make monthly payments of interest only at prime plus 8% provided the Company is not in default under its first and second mortgage long-term debt with its primary lender. Unpaid principal and accrued interest must be paid by the later of December 31, 1997 or 91 days after the first and second mortgage long-term debt is paid off.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------
                                        Lodging Group

The following summarizes the Company's results of operations for the Lodging Group for the periods ended February 28, 1997 and February 29, 1996.

                                                 Statements of Operations
                                          --------------------------------------
                                           $ in Thousands       % of Revenue
                                          ------------------    ---------------
                                           1997       1996        1997    1996
                                          -------    -------    -------  -------

Net revenue
    Room rents                             $ 1,135   $ 1,138      39.3%    34.7%
    Food and beverages revenue               1,622     1,964      56.2     59.8
    Telephone and sundry revenue               129       182       4.5      5.5
                                               ---       ---       ---      ---
        Total revenue                        2,886     3,283     100.0%   100.0%

Costs and expenses
    Cost of food and beverages                 590       686      20.4     20.9
    Operating expenses                       2,061     1,864      71.4     56.8
    General and administrative expenses        685       950      23.7     28.9
    Depreciation and amortization              265       293       9.2      8.9
                                               ---       ---       ---      ---
        Total costs and expenses             3,600     3,792     124.8%  115.5%

Loss from operations                          (715)     (510)    (24.8)   (15.5)

Other income (expense)
    Interest expense                          (589)     (396)    (20.4)   (12.1)
    Interest income                            139       170       4.8      5.2
                                              -----     -----    ------    -----
                                              (451)     (225)    (15.6)    (6.9)
                                              -----     -----    ------    -----

        Loss before federal income tax      (1,165)     (735)    (40.4%) (22.4%)

Federal income tax benefit                       0       250       0.0      7.6
                                             -----     -----    ------    -----

    Net loss                               $(1,165)   $ (485)    (40.4%) (14.8%)
                                            ========    =====    ======= =======

REVENUE

        Total revenue for the Lodging Group was $2,885,538 for the first quarter of 1997 compared to $3,282,825 for the first quarter of 1996. The following table outlines revenues (excluding sundry and telephone by category):

                                                                            %
                                     1997         1996      Decrease    Decrease
                                   ---------   ----------  -----------  -------

Room revenue ..................   $1,135,011   $1,137,465  $   (2,454)    (.2%)

Food and beverage revenue .....    1,621,549    1,963,864    (342,315)   (17.4)
                                  ----------   ----------  ----------    -----

    Total .....................   $2,756,560   $3,101,329  $ (344,769)  (11.1%)
                                  ==========   ==========  ==========   =======

        The slight decrease in room revenue was attributable to a decrease in hotel occupancy from 50.7% to 49.1% for the first quarter 1996 and 1997, respectively. The decrease in occupancy was offset by an increase in the overall average daily rate of $6.41 (9.5%). The decrease in food and beverage revenue was primarily attributable to a decrease in social function bookings at the hotels during the first quarter along with a loss in food and beverage business from local clientele due to increased competition.

        Telephone and sundry revenue decreased $52,519, from $181,496 for the first quarter of 1996 to $128,977 for the first quarter 1997. The decrease was primarily attributable to the recognition of approximately $57,000 of expired gift certificates as income in the first quarter of 1996. The installation of new telephone systems at the Thomas Edison Inn and St. Clair Inn have resulted in improved accounting for telephone charges contributing to the generation of additional telephone income.

COST OF FOOD AND BEVERAGES

        Cost of food and beverages (as a percentage of food and beverages revenue) for the first quarter of 1997 was 36.4% compared to 34.9% for the same period of 1996. This increase was attributable to the decline in social functions at the hotels, which have a relatively lower food and beverage cost than food and beverage costs for restaurant and lounge business.

OPERATING EXPENSES

        Operating expenses for the first quarter of 1997 and 1996 were $2,061,037 and $1,863,468, respectively, an increase of $197,569 (10.6%). As a percentage of total revenue, operating expenses increased 14.6 percentage points, from 56.8% for the first quarter of 1996 to 71.4% for the first quarter of 1997. The increase in operating expenses was primarily attributable to a 7.3 percentage point increase in payroll costs due to increased staffing. In an effort to counter the decline in revenues, additional advertising and promotional expenses were incurred, resulting in an increase in these expenses of approximately 16.8% in the first quarter of 1997 compared to the first quarter of 1996. Music and entertainment expenses increased from approximately $32,000 for the first quarter of 1996 to approximately $67,000 for the first quarter of 1997. In January 1997 the Company conducted a thorough review of the expenses above (as well as other operating expenses) in connection with the decline in revenue for the first quarter and cost reductions were made where appropriate.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses decreased $264,304 for the first quarter of 1997 compared to the same period of 1996. The decrease in general and administrative expenses for the first quarter of 1997 is primarily due to approximately $173,000 of expense incurred in 1996 in connection with the replacement and restructuring of management of the Company.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense decreased $28,824 (9.8%) for the first quarter of 1997 compared to the same period last year. Property and equipment acquired at the inception of the Company was fully depreciated, thereby decreasing the depreciation and amortization expense.

INTEREST EXPENSE

        Interest expense for the first quarter of 1997 and 1996 was $588,958 and $395,714, respectively. The increase of $193,244 was due to additional borrowings in fiscal 1996. See "Liquidity and Capital Resources" of this item for details of the Company's long-term debt.

INTEREST INCOME

        Interest income decreased $31,824 for the first quarter of 1997 compared to the same period of 1996. The decrease in interest income was due to a decrease in cash and cash equivalents during the first quarter of 1997. The decrease is also attributable to the decrease in interest income from the note receivable from the sale of stock due to the reduction in the note receivable from the principal payment received in May 1996.

                                      Food Service Group

        On October 31, 1996, the Company acquired a majority interest in the Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership"). At February 28, 1997, the Company owned approximately 54% of the Wendy's
Partnership, all of which was acquired in fiscal 1996. Because of this acquisition, the results of operations of the Wendy's Partnership have been included in the Company's Consolidated Statements of Operations for the entire three month period ended February 28, 1997 (included on page 5). Below is a summary of the results of the Food Service Group (the Wendy's Partnership) for the three months ended February 28, 1997. Because the Wendy's Partnership is not a wholly owned subsidiary and its daily operations are managed at a separate location from the Lodging Group, the Wendy's Partnership has its own administrative expenses related solely to its operations. Therefore, all executive level general and administrative expenses of the Company are included in the Lodging Group operations.

                                                       Statement of Operations
                                                    ----------------------------
                                                    $ in Thousands  % of Revenue
                                                    --------------  ------------
NET REVENUE
    Food and beverage revenue                          $ 5,830           99.2%
    Sundry revenue                                          47            0.8
                                                       -------          -----
        Total revenue                                    5,877          100.0

COSTS AND EXPENSES
    Cost of food and beverages                           1,692           28.8
    Operating expenses                                   3,742           63.7
    General and administrative expenses                    331            5.6
    Depreciation and amortization                          227            3.9
                                                       -------          -----
        Total costs and expenses                         5,992          102.0

LOSS FROM OPERATIONS                                      (115)          (2.0)

OTHER INCOME (EXPENSE)
    Interest expense                                      (111)          (1.9)
    Interest income                                          3            0.0
                                                       -------          -----
                                                          (108)          (1.9)
                                                       -------          -----

        Loss before federal income tax                    (223)          (3.8)
                                                       -------          -----

FEDERAL INCOME TAX                                           0            0.0
                                                       -------          -----

        Net loss                                      $   (223)          (3.8%)
                                                      =========          ======

LIQUIDITY AND CAPITAL RESOURCES

        At February 28, 1997, the Company's current liabilities exceeded its current assets by $1,199,162 compared to November 30, 1996 when current assets exceeded current liabilities by $103,112. At these dates, the ratios of current assets to current liabilities were .66:1 and 1.03:1 respectively. Because of the net loss in the first quarter of 1997, the Company's operating activities did not provide positive cash flow. As a result, cash (and cash equivalents) on hand and $300,000 in proceeds from the issuance of preferred stock (see Part II, Item
2) provided the necessary working capital for the Company to meet its financial requirements for the first quarter of 1997. The uses of cash and working capital in the first quarter of 1997 included the acquisition of approximately $423,000 in property, plant and equipment of which approximately $245,000 was provided by proceeds from long-term debt. Additional sources of cash for the remainder of 1997 are detailed later in this section.

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

     3) $2,265,163 revolving term loan of the Wendy's Partnership requiring monthly payments of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal will be due. Under the revolving loan agreement, the required monthly payments may be offset by additional borrowings up to the unused available borrowings. The total available borrowings under the loan agreement were $2,917,341 at February 28, 1997.

     4) $582,359 note payable requiring monthly payments of $14,693, including interest at 8.8%, through October 2000.

        The loan agreement with the Company's primary lender contains numerous covenants regarding the maintenance of a prescribed amount of net worth, certain financial ratios, and restrictions on certain Common Stock purchases, dividends, additional indebtedness and executive compensation. At February 28, 1997 the Company failed to meet the net worth covenant. However, a waiver has been obtained through May 31, 1997.

        On March 24, 1997 the Company borrowed $750,000 from the Company's Chairman, Robert E. Schermer, Sr. The note is unsecured and requires monthly payments of interest only at prime plus 8% provided the Company is not in default under its first and second mortgage long-term debt (described above). Unpaid principal and accrued interest must be paid by the later of December 31, 1997 or 91 days after the first and second mortgage long-term debt is paid off.

     Since October 1996, the Company has issued $1,383,870 (138,387 shares) of Series A Convertible Preferred Stock. The shares have an annual dividend rate of $0.90 per share and payment of dividends is cumulative. Based on the present shares outstanding, quarterly dividend payments of $31,137 are due on January 1, April 1, July 1 and October 1 of each year. Dividends paid for the three months ended February 28, 1997 were $12,760 which was paid on January 1, 1997, pro-rated for the portion of the fourth quarter of fiscal 1996 that the shares were outstanding.

        The Company estimates 1997 capital expenditures to be approximately $1,100,000 for building improvements, and furniture, fixtures and equipment purchases, at its existing hotels and at the existing Wendy's Partnership restaurants. Of the $1,100,000, approximately $500,000 is allocated for fiscal 1997 capital expenditures at existing Wendy's restaurants. Also, the Company has received various proposals to finance (through debt or lease) both the real estate and furniture, fixtures and equipment for any new Wendy's restaurants. Of the $1,100,000, the Company estimates fiscal 1997 capital expenditures at its full service hotels to be approximately $600,000. This is a reduction from previous capital expenditures budgets for the Company's full service hotels as the Company is reassessing how to best utilize its capital resources between the Wendy's restaurants and its lodging operations. The Company also entered into an agreement to acquire the General Partnership interest in the Wendy's Partnership which would require a $200,000 cash payment in the second quarter of 1997.

        Sources of funds for the estimated $1,100,000 in capital expenditures, the $200,000 for the acquisition of the Wendy's General Partnership and any operating cash flow deficiencies are expected to come from (i) proceeds from the March 1997 loan in the amount of $750,000 described above, (ii) improved operations of the Company's Lodging Group, (iii) proceeds from the private placement of approximately 62,000 shares ($10 per share) of the unissued Series A Convertible Preferred Stock, and (iv) the sale of certain Non-core Assets valued at approximately $1,000,000 to $1,500,000. The acquisition of the remaining Wendy's Partnership units, if completed, should provide the Company with a significant source of additional cash flow.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

        On February 28, 1997, Christopher B. Hewett (the Company's President and Chief Executive Officer) purchased for cash 20,000 shares of the Series A Convertible Preferred Stock and Robert E. Schermer, Jr. (the Company's Executive Vice President) purchased for cash 10,000 shares of Series A Convertible Preferred Stock. All Convertible Preferred Shares were purchased at $10.00 per share and, in the aggregate, are immediately convertible into 42,858 Common Shares. These issuances are exempt from registration under the Securities Act of 1933 as private offerings pursuant to Section 4(2) of the Act.


ITEM 5.  OTHER INFORMATION.

        The Board of Directors believes that compensation is an important factor in enabling the Company to attract and retain well qualified members of the Board of Directors. On January 24, 1997, the Board of Directors approved a plan whereby members of the Board who have completed at least one full year of service on the Board and who have retired, resigned or not been renominated for reasons not associated with misconduct or impropriety, are eligible to receive, for the five years following the completion of their service, a $3,000 per year food & beverage and rooms credit at the Company's hotels. The credit is nontransferable and unused portions cannot be carried over into following years.

     The Company has received inquiries regarding the sale of its hotels. Because current market conditions make this an opportune time to sell full service hotels, the Company intends to explore carefully any opportunity which may arise regarding the sale of one or more of its hotels. To that end, on March 4, 1997, the Company retained a professional lodging broker to assist it in this regard. Pursuant to the agreement, the broker would be paid a commission to the extent it assists the Company in the sale of one or more of its hotels.

     As reported on the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, the Company is negotiating the terms of a property improvement plan mandated by Holiday Inns Franchising, Inc. which would require an extensive renovation of the Grand Haven Holiday Inn. On April 4, 1997, the Company's subsidiary received a 60-day notice of default in which it has been given until June 16, 1997 to complete the work mandated by the plan. The Company believes that its subsidiary is in compliance with the license agreement with Holiday Inns Franchising and is evaluating, in consultation with its legal counsel, its response to the notice.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibit List.

Exhibit No.          Description of Document
-----------          -----------------------

   27                Financial Data Schedule.

        (b)    Reports on Form 8-K.

               On January 6, 1997, the Company filed an amendment to the Form 8-K originally filed on November 30, 1996 which reported the successful completion of the Wendy's Partnership tender offer and the agreement whereby the Company will acquire the General Partnership interest in the Wendy's Partnership. The amended Form 8-K included (i) audited financial statements of the Wendy's Partnership for the fiscal year ended December 31, 1995, (ii) unaudited financial statements of the Wendy's Partnership for the nine months ended September 30, 1996, and (iii) pro forma financial statements of the Company.

                                        SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 11, 1997                      MERITAGE HOSPITALITY GROUP INC.



                                            By /s/ Christopher B. Hewett
                                               ---------------------------------
                                                   Christopher B. Hewett
                                                   President and Chief Executive
                                                        Officer


                                            By /s/  William D. Badgerow
                                               ---------------------------------
                                                    William D. Badgerow
                                                    Vice President and Treasurer
                                                     (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.            Description of Document
-----------            -----------------------

   27                  Financial Data Schedule.