Form 10-Q
period 1997-05-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1997-07-15
CIK 808219

                                     DRAFT
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
                  For the quarterly period ended May 31, 1997.

                                                     OR

 [ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
        For the transition period from ______________ to _______________

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


                                 (616) 776-2600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     YES [X] NO [ ]


As of July 11, 1997 there were 3,217,094 outstanding Common Shares, $.01 par value.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of Meritage Hospitality Group Inc. (the "Company") have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996. Certain reclassifications have been made in 1996 to conform with the 1997 presentation. The results of operations for the three and six month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.






                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1997 AND NOVEMBER 30, 1996

================================================================================

                                     ASSETS

                                                                         MAY 31,
                                                                           1997             NOVEMBER 30,
                                                                        (UNAUDITED)             1996
                                                                     --------------       --------------
CURRENT ASSETS
    Cash and cash equivalents                                        $    1,122,182       $    2,265,497
    Trade accounts receivable, less allowance for
      doubtful accounts of $54,000                                          684,497              938,448
    Inventories                                                             368,106              354,226
    Deferred income taxes                                                    14,000               14,000
    Prepaid expenses and other current assets                               673,766              487,295
                                                                      --------------      --------------
                  Total current assets                                    2,862,551            4,059,466

PROPERTY, PLANT AND EQUIPMENT, NET                                       21,497,733           21,662,823

DEFERRED INCOME TAXES                                                       621,000              621,000

OTHER ASSETS
    Goodwill, net of amortization of $2,136,398 and
      $1,994,342 respectively                                             3,596,793            3,687,764
    Land held for expansion                                                 697,313              697,313
    Financing costs, net of amortization of $81,232 and
      and $38,591 respectively                                              577,952              605,593
    Cash surrender value of life insurance, net of policy
      loans                                                                 199,267              260,710
    Marina development costs                                                485,386               94,245
    Sundry                                                                  271,666              239,950
                                                                      --------------      --------------
                  Total other assets                                      5,828,377            5,585,575
                                                                      --------------      --------------

                  Total assets                                        $  30,809,661       $   31,928,864
                                                                      ==============      ==============



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       MAY 31, 1997 AND NOVEMBER 30, 1996

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          MAY 31,
                                                                            1997            NOVEMBER 30,
                                                                        (UNAUDITED)            1996
                                                                     --------------       --------------
CURRENT LIABILITIES
    Current portion of long-term debt                                $      922,936       $      395,120
    Current portion of obligations under capital lease                      250,454              232,442
    Trade accounts payable                                                2,416,233            2,228,406
    Accrued expenses                                                        870,546              936,111
    Other                                                                   188,071              164,275
                                                                      --------------      ---------------
                  Total current liabilities                               4,648,240            3,956,354

LONG-TERM DEBT                                                           21,851,593           21,711,847

OBLIGATIONS UNDER CAPITAL LEASE                                           1,825,387            1,953,999

DEFERRED INCOME TAXES                                                       818,000              818,000

DEFERRED COMPENSATION                                                            --               61,444

MINORITY INTEREST                                                         1,441,722            1,405,777

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000 shares;
      200,000 shares designated as Series A convertible cumulative preferred stock; issued and outstanding 138,387 and 108,387
      shares respectively (liquidation value - $1,383,870)                    1,384                1,084
    Common stock - $0.01 par value; authorized 30,000,000
      shares; issued and outstanding 3,216,379 and 3,204,483
      respectively                                                           32,164               32,045
    Additional paid in capital                                           12,975,142           12,616,727
    Note receivable from the sale of shares                              (5,412,183)          (5,135,716)
    Accumulated deficit                                                  (7,371,788)          (5,492,697)
                                                                      --------------      ---------------
                  Total stockholders' equity                                224,719            2,021,443
                                                                      --------------      ---------------

                  Total liabilities and stockholders' equity          $  30,809,661       $   31,928,864
                                                                      ==============      ===============



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

================================================================================

                                                                          1997                 1996
                                                                     ----------------     ---------------
NET REVENUE
    Room rents                                                       $    2,502,555       $    2,571,115
    Food and beverages                                                   16,098,443            3,861,790
    Sundry                                                                  276,918              207,568
    Telephone                                                               120,300               51,751
                                                                     ---------------      ---------------
                  Total revenue                                          18,998,216            6,692,224

COST AND EXPENSES

    Cost of food and beverages                                            4,870,949            1,339,262
    Operating expenses                                                   11,771,010            3,522,786
    General and administrative expenses                                   1,934,579            1,576,310
    Depreciation and amortization                                         1,077,568              449,377
                                                                     ---------------      ---------------
                  Total costs and expenses                               19,654,106            6,887,735

LOSS FROM OPERATIONS                                                       (655,890)            (195,511)

OTHER INCOME (EXPENSE)

    Interest expense                                                     (1,431,246)            (724,744)
    Interest income                                                         283,431              357,652
    Minority interest                                                       (35,946)
                                                                     ---------------
                                                                         (1,183,761)            (367,092)

                  Loss before federal income tax                         (1,839,651)            (562,603)

FEDERAL INCOME TAX BENEFIT                                                       --              191,285

                  Net loss                                           $   (1,839,651)      $     (371,318)
                                                                     ===============      ===============

LOSS PER SHARE                                                       $        (0.59)      $        (0.12)
                                                                     ===============      ===============




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIODS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

==========================================================================================================

                                                                          1997                 1996
                                                                     ----------------     ----------------
NET REVENUE
    Room rents                                                       $    1,367,544       $    1,433,650
    Food and beverages                                                    8,646,649            1,897,926
    Sundry                                                                  166,506               49,439
    Telephone                                                                54,609               28,383
                                                                     ---------------      --------------
                  Total revenue                                          10,235,308            3,409,398

COST AND EXPENSES
    Cost of food and beverages                                            2,589,207              653,239
    Operating expenses                                                    5,967,890            1,659,318
    General and administrative expenses                                     918,582              626,778
    Depreciation and amortization                                           546,643              156,056
                                                                     ---------------      --------------
                  Total costs and expenses                               10,022,322            3,095,391

EARNINGS FROM OPERATIONS                                                    212,986              314,007

OTHER INCOME (EXPENSE)
    Interest expense                                                       (731,509)            (329,030)
    Interest income                                                         142,105              187,372
    Minority interest                                                      (138,298)
                                                                     ---------------      --------------
                                                                           (727,702)            (141,658)
                                                                     ---------------      --------------

                  Earnings (loss) before federal income tax                (514,716)             172,349

FEDERAL INCOME TAX EXPENSE                                                       --              (58,600)

                  Net earnings (loss)                                $     (514,716)      $      113,749
                                                                     ===============      ==============

EARNINGS (LOSS) PER SHARE                                            $        (0.17)      $         0.04
                                                                     ===============      ==============




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS





                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 FOR THE YEAR ENDED NOVEMBER 30, 1996 AND THE SIX MONTH PERIOD ENDED MAY 31, 1997
                                   (UNAUDITED)
=============================================================================================================================

                                       SERIES A                                      NOTE
                                     CONVERTIBLE                    ADDITIONAL    RECEIVABLE
                                      PREFERRED        COMMON        PAID-IN         SALE OF      ACCUMULATED
                                        STOCK           STOCK        CAPITAL         SHARES          DEFICIT          TOTAL
-----------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 1, 1995        $       --     $     30,200   $ 10,684,750    $ (5,602,532)   $ (2,057,052)   $  3,055,366

Issuance of 108,387 shares of
  preferred stock                         1,084           --        1,082,786            --              --         1,083,870

Issuance of 184,333 shares of
  common stock                             --            1,845      1,139,281            --              --         1,141,126

Recognition of interest income
  on note receivable from sale
  of shares                                --             --             --          (573,274)           --          (573,274)

Dividends paid ($.50 per share)            --             --             --              --        (1,510,075)     (1,510,075)

Payment and present value
  adjustment on note receivable
  from sale of shares                      --             --         (290,090)      1,040,090            --           750,000

Net loss                                   --             --             --              --        (1,925,570)     (1,925,570)
                                   ------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1996       $      1,084   $     32,045   $ 12,616,727    $ (5,135,716)   $ (5,492,697)   $  2,021,443

Issuance of 11,896 shares of
  common stock                             --              119         58,715            --              --            58,834

Issuance of 30,000 shares of
  preferred stock                           300           --          299,700            --              --           300,000

Dividends paid - preferred stock           --             --             --              --           (39,440)        (39,440)
Recognition of interest income
  on note receivable from sale
  of shares                                --             --             --          (276,467)           --          (276,467)

Net loss                                   --             --             --              --        (1,839,651)     (1,839,651)
                                   ------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1997            $      1,384   $     32,164   $ 12,975,142    $ (5,415,183)   $ (7,371,788)   $    224,719
                                   ==========================================================================================







SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1997 AND 1996
                                   (UNAUDITED)

======================================================================================================================

                                                                              1997                  1996
                                                                       ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $ (1,839,651)         $   (371,318)
    Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                      1,077,568               449,377
         Compensation and fees paid by issuance of common stock                58,834                  --
         Minority interest in net earnings of consolidated subsidiaries        35,946
         Interest income on note receivable from sale of shares              (276,467)             (300,130)
         (Increase) decrease in assets
              Accounts receivable                                             253,951              (143,605)
              Inventories                                                     (13,880)                 --
              Prepaid expenses and other current assets                      (186,470)              460,761
              Refundable federal income taxes                                    --                (191,286)
              Increase in marina development costs                           (191,141)                 --
         Increase (decrease) in liabilities
              Accounts payable and accrued expenses                           146,056              (807,238)
                                                                         ------------          ------------

                Net cash used in operating activities                        (935,254)             (903,439)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                (471,925)             (769,267)
    Additions to amounts due from related parties                                --                 (31,762)
    Payments on amounts due from related parties                                 --                 435,124
    Increase in other assets                                                 (109,021)             (486,371)
                                                                         ------------          ------------

                Net cash used in investing activities                        (580,946)             (852,276)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                              750,000            14,875,000
    Proceeds from short-term borrowings                                          --                  (2,300)
    Principal payments of long-term debt                                     (526,895)          (11,587,069)
    Partial prepayment of note receivable                                        --                 750,000
    Payments on obligations under capital leases                             (110,780)                 --
    Proceeds from issuance of preferred shares                                300,000                  --
    Dividends paid                                                            (39,440)           (1,510,075)
                                                                         ------------          ------------

                Net cash provided by financing activities                     372,885             2,525,556
                                                                         ------------          ------------


                Net increase (decrease) in cash                            (1,143,315)              769,841

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             2,265,497             1,336,891
                                                                         ------------          ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $  1,122,182          $  2,106,732
                                                                         ============          ============


SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1997 AND 1996

======================================================================================================================

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1997                   1996
                                                                      ----------------       ---------------

Cash paid for interest expense                                            $1,359,681             $  724,745

Schedule of non cash investing and financing transactions

    Acquisition of equipment
         Cost of equipment                                                $  244,637             $     --
         Equipment loan                                                      244,637                   --
                                                                      --------------         --------------
         Cash down payment for equipment                                  $     --               $     --
                                                                      ==============         ==============

    Increase in marina development costs
         Increase in marina development costs                             $  391,141             $     --
         Long-term debt proceeds                                             200,000                   --
                                                                      --------------         --------------
         Cash used in marina development costs                            $  191,141             $     --
                                                                      ==============         ==============


    Compensation and fees paid by issuance of
    common stock                                                          $   58,834             $     --
                                                                      ==============         ==============



NOTE B - MORTGAGE NOTE PAYABLE TO INSURANCE COMPANY

On May 23, 1997, the Company's primary lender made a third mortgage loan of $875,000 for the purpose of completing the improvements to the marina condominium project being developed by the Company's subsidiary, Grand Harbor Yacht Club Inc., adjacent to the Company's Grand Haven Holiday Inn property. The loan requires the Company to make monthly payments of interest at 1% over the prime rate. Principal payments of $35,000 are required at the time of the sale of any of the marina condominium units. As of May 31, 1997, the outstanding loan balance was $200,000 and the Company had $675,000 of available borrowings under the loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                                  LODGING GROUP

The following summarizes the Company's results of operations for the Lodging Group for the periods ended May 31, 1997 and 1996.

                                                                   Statements of Operations
                                     --------------------------------------------------------------------------------------
                                           Six month periods ended May 31,             Three month periods ended May 31,
                                     -----------------------------------------   ------------------------------------------
                                        $ in Thousands         % of Revenue         $ in Thousands          % of Revenue
                                     -------------------     -----------------   --------------------   -------------------

                                         1997      1996       1997      1996       1997       1996        1997       1996
                                     --------------------------------------------------------------------------------------
Net revenue
   Room revenue                      $ 2,503    $ 2,571       42.0%     38.4%    $  1,368    $ 1,434       44.5%      42.1%
   Food and beverage revenue           3,149      3,862       52.9      57.7        1,527      1,898       49.7       55.7
   Telephone and sundry revenue          306        259        5.1       3.9          177         78        5.7        2.3
                                     -------------------     -----------------   --------------------   -------------------
   Total revenue                       5,957      6,692      100.0     100.0        3,071      3,409      100.0      100.0

Costs and expenses
   Cost of food and beverages          1,137      1,339       19.1      20.0          548        653       17.8       19.2
   Operating expenses                  3,875      3,523       65.0      52.6        1,814      1,659       59.1       48.7
   General and administrative
    expenses                           1,280      1,576       21.5      23.6          594        627       19.4       18.4
   Depreciation and amortization         541        449        9.1       6.7          276        156        9.0        4.6
                                     -------------------     -----------------   --------------------   -------------------
       Total costs and expenses        6,833      6,888      114.7     102.9        3,232      3,095      105.2       90.8

Earnings (loss) from operations         (876)      (196)     (14.7)     (2.9)        (161)       314       (5.2)       9.2

Other income (expense)
   Interest expense                   (1,204)      (725)     (20.2)    (10.8)        (615)      (329)     (20.0)      (9.6)
   Interest income                       277        358        4.6       5.3          138        187        4.5        5.5
                                     -------------------     -----------------   --------------------   -------------------
                                        (927)      (367)     (15.6)     (5.5)        (477)      (142)     (15.5)      (4.2)
                                     -------------------     -----------------   --------------------   -------------------
   Earnings (loss) before
    federal income tax                (1,803)      (563)     (30.3)     (8.4)        (638)       172      (20.8)       5.1

Federal income tax benefit (expense)    --          191        --        2.9           --        (59)       --        (1.7)
                                     -------------------     -----------------   --------------------   -------------------


   Net earnings (loss)               $(1,803)   $  (371)     (30.3%)    (5.5%)   $   (638)   $   114      (20.8%)      3.3%
                                     ===================     =================   ====================   ===================


REVENUE


         Total revenue for the Lodging Group was $5,956,765 for the six month period ended May 31, 1997 compared to $6,692,224 for the same period of 1996, a decrease of 11.0%. Total revenue for the Lodging Group was $3,071,227 for the three month period ended May 31, 1997 compared to $3,409,398 for the same period of 1996, a decrease of 9.9%. The following table outlines revenues (excluding sundry and telephone) by category:

                                    Six month periods ended May 31,                 Three month periods ended May 31,
                              ------------------------------------------      ---------------------------------------
                                 $ in Thousands           Decrease             $ in Thousands            Decrease
                              ------------------    --------------------      -----------------    ------------------

                                  1997    1996          $         %              1997     1996         $        %
                              ------------------    --------------------      -----------------    ------------------

Room revenue                  $  2,503  $  2,571    $    (68)    (2.7%)       $ 1,368  $  1,434    $  (66)   (4.6%)

Food and beverage revenue        3,149     3,862        (713)   (18.5)          1,527     1,898      (371)  (19.5)
                              ------------------    --------------------      -----------------    ------------------

         Total                $  5,652  $  6,433    $   (781)   (12.1%)       $ 2,895  $  3,332    $ (437)  (13.1%)
                              ==================    ====================      =================    ==================


         The decrease in room revenue was attributable to a decrease in hotel occupancy from 53.6% to 51.4% for the six month periods ended May 31, 1996 and 1997, respectively. The decrease in occupancy was partially offset by an increase in the overall average daily rate of $5.68 (8.0%) from $71.19 for the six month period ended May 31, 1996 to $76.87 for the same period of 1997. For the second quarter, hotel occupancy decreased from 57.1% in 1996 to 53.6% in 1997 and was partially offset by a $5.17 (6.9%) increase in overall average daily rate from $74.54 for the three month period ended May 31, 1996 to $79.71 for the same period of 1997.

         The declines in room revenue are primarily attributable to increased competition. Specifically, the hotels are experiencing the impact of new limited service hotels which are targeting the price sensitive guest with their lower rates. In addition to the increased competition, the Grand Haven Holiday Inn has been under renovation over the past year causing a negative impact on room revenue.

         The decrease in food and beverage revenue for the quarter and the six month periods ended May 31, 1997 and 1996 was also primarily attributable to increased competition in the area. Catering sales have declined at the Thomas Edison Inn and St. Clair Inn due to the opening of two new banquet facilities in their market area. Additionally, a new restaurant was established a short distance from the St. Clair Inn. While increased competition is the primary reason for the decline in food and beverage revenue, certain changes instituted by new management were not well received by the local clientele thus compounding the impact of increased competition.

         The Company is aggressively working towards offsetting the effect of the increased competition by new marketing programs, hiring locally experienced sales personnel and by continually reviewing and updating the menu offerings.

         Telephone and sundry revenue increased $46,188 (17.8%) for the six month period ended May 31, 1997 compared to the same period of 1996. For the second quarter, telephone and sundry revenue increased $98,707 (126.8%). The installation of new telephone systems at the Thomas Edison Inn and St. Clair Inn have resulted in improved accounting for telephone charges contributing to the generation of additional telephone income. Public room rental income and commissions from rental of audio/visual equipment have contributed to the increase in sundry revenue for the second quarter.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages as a percentage of food and beverage revenue for the six month period ended May 31, 1997 was 36.1% compared to 34.7% for the same period of 1996. For the second quarter, cost of food and beverages as a percentage of food and beverage revenue was 35.8% in 1997 compared to 34.4% in 1996. The increase is attributable to the decline in catering functions at the hotels, which have a relatively lower cost.

OPERATING EXPENSES

         Operating expenses for the six month periods ended May 31, 1997 and 1996 were $3,874,811 and $3,522,786, respectively, an increase of $352,025
(10.0%). As a percentage of total revenue, operating expenses increased 12.4 percentage points, from 52.6% for the six month period ended May 31, 1996 to 65.0% for the same period of 1997. One-half of the increase (approximately $171,000) is due to the recording of a one-time accounting correction which decreased the operating expenses for the six month period ended May 31, 1996. Approximately $65,000 of the increase is attributable to new marketing programs which were instituted to increase revenue. The remaining increase is attributable to a reclassification in payroll and certain other expenses.

         Operating expenses for the second quarter of 1997 and 1996 were $1,813,744 and $1,659,318, respectively, an increase of $154,456 (9.3%). As a percentage of total revenue, operating expenses increased 10.4 percentage points, from 48.7% for the second quarter of 1996 to 59.1% for the same period of 1997. This increase is a result of the recording of a one-time accounting correction of $171,000 decreasing the operating expenses for the quarter ended May 31, 1996.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $296,670 (18.8%), from $1,576,310 for the six month period ended May 31, 1996 to $1,279,640 for the same period of 1997. For the second quarter, general and administrative expenses decreased $32,366 (5.2%) from $626,778 in 1996 to $594,412 in 1997. The decrease in general and administrative expenses is primarily due to approximately $375,000 of non-recurring expenses incurred in 1996 in connection with the replacement and restructuring of management of the Company. The Company incurred $58,000 of management fees in 1996 that were eliminated in 1997, thus further reducing general and administrative expenses in 1997. Other reductions in expenses for the six months ended May 31, 1997 compared to the same period of 1996 include a reclassification in payroll and other certain expenses. These reductions in expenses were offset by a one-time accounting correction of approximately $243,000 which decreased general and administrative expenses for the three month period ended May 31, 1997.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $91,391, from $449,377 for the six month period ended May 31, 1996 to $540,768 for the same period of 1997. For the second quarter, depreciation and amortization increased $120,216 from $156,056 in 1996 to $276,272 in 1997. The increase in depreciation and amortization for both the three and six month periods was attributable to significant property, plant and equipment additions in the second half of 1996 and to depreciation and amortization associated with the acquisition of a majority interest in the Wendy's Partnership which was accounted for under the purchase method of accounting.

INTEREST EXPENSE

         Interest expense for the six month periods ended May 31, 1997 and 1996 was $1,204,607 and $724,744, respectively. For the second quarter of 1997 and 1996, interest expense was $615,110 and $329,030, respectively. The increase of $479,863 for the six month period ended May 31, 1997 and $286,080 for the second quarter ended May 31, 1997 was due to additional borrowings in fiscal 1996. See "Liquidity and Capital Resources" of this item for details of the Company's long-term debt.

INTEREST INCOME

         Interest income decreased from $357,652 for the six month period ended May 31, 1996 to $276,884 for the same period of 1997. Interest income decreased from $187,372 for the second quarter of 1996 to $138,428 for the second quarter of 1997. The decrease in interest income was due to a decrease in cash and cash equivalents during the three and six month periods. The decrease is also attributable to the reduction in note receivable interest income from the sale of stock due to the reduction in the note receivable as a result of a $750,000 principal payment received in May 1996.

                               FOOD SERVICE GROUP

         On October 31, 1996, the Company acquired a majority interest in the Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership"). At May 31, 1997, the Company owned approximately 54% of the Wendy's Partnership, all of which was acquired in fiscal 1996. Because of this acquisition, the results of operations of the Wendy's Partnership have been included in the Company's Consolidated Statements of Operations for the entire six month and three month periods ended May 31, 1997 (included on pages 5 and 6). Below is a summary of the results of the Food Service Group (the Wendy's Partnership) for the six month and three month periods ended May 31, 1997. Because the Wendy's Partnership is not a wholly owned subsidiary and because its daily operations are managed separately, the Wendy's Partnership has its own administrative expenses related solely to its operations. Therefore, all executive level general and administrative expenses of the Company are included in the Lodging Group operations.

                                                                 Statements of Operations
                                        -----------------------------------------------------------------------------
                                              Six month periods ended                  Three month periods ended
                                                    May 31, 1997                              May 31, 1997
                                        ---------------------------------       -------------------------------------
                                        $ in Thousands       % of Revenue       $ in Thousands       % of Revenue
                                        ---------------------------------       -------------------------------------
Net revenue
     Food and beverage revenue          $       12,950             99.3%        $       7,120               99.4%
     Sundry revenue                                 92              0.7                    45                0.6
                                        ---------------------------------       -------------------------------------
         Total revenue                          13,042            100.0                 7,165              100.0

Costs and expenses
     Cost of food and beverages                  3,734             28.6                  2,042              28.5
     Operating expenses                          7,896             60.5                  4,154              58.0
     General and administrative expenses           655              5.0                    324               4.5
     Depreciation and amortization                 458              3.5                    231               3.2
                                        ---------------------------------       -------------------------------------
         Total costs and expenses               12,743             97.7                  6,751              94.2

Earnings from operations                           299              2.3                    414               5.8

Other income (expense)
     Interest expense                             (227)            (1.7)                  (116)             (1.6)
     Interest income                                 6              0.0                      3               0.0
                                        ---------------------------------       -------------------------------------

                                                  (221)            (1.7)                  (113)             (1.6)
                                        ---------------------------------       -------------------------------------
         Earnings before federal
          income tax                                78              0.6                    301               4.2
                                        ---------------------------------       -------------------------------------

Federal income tax                                   0              0.0                      0               0.0

         Net earnings                   $           78              0.6%        $          301               4.2%
                                        =================================       =====================================


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - SIX MONTHS ENDED MAY 31, 1997

     Cash and cash equivalents ("cash") decreased $1,143,315 from $2,265,497 as of November 30, 1996 to $1,122,182 as of May 31, 1997. The decrease in cash was the result of the following:

     Net cash used in operating activities               $       (935,254)
     Net cash used in investing activities                       (580,946)
     Net cash provided by financing activities                    372,885
                                                         -------------------

     Net decrease in cash                                $     (1,143,315)
                                                         ===================

     Net cash used in operating activities of $935,254 was primarily due to the net loss before depreciation and amortization of $762,083. Other non-cash effects on net income and net cash used in operating activities totaled $181,687. The net change in non-cash assets and liabilities of $8,516 accounted for the remaining net cash used in operating activities. Included in this amount was an increase in marina development costs of $191,141.

     Net cash used in investing activities of $580,946 was primarily the result of purchases of property, plant and equipment of $471,925. Increases in other assets accounted for the remaining $109,021.

     Net cash provided by financing activities of $372,885 was primarily the result of proceeds from long-term borrowings of $750,000 and proceeds from the issuance of preferred shares of $300,000. These two items were offset by principal payments of long-term debt of $526,895 and payments on obligations under capital leases of $110,780. For the six months ended May 31, 1997, the Company also paid dividends on preferred stock of $39,440.

FINANCIAL CONDITION

     At May 31, 1997, the Company's current liabilities exceeded its current assets by $1,785,689 compared to November 30, 1996 when current assets exceeded current liabilities by $103,112. At these dates, the ratios of current assets to current liabilities were 0.62:1 and 1.03:1 respectively. The discussion above of cash flows for the six months ended May 31, 1997 explains the decrease in cash as well as the most significant reasons for the decrease in working capital. The other reason for the decrease in working capital was the $527,816 increase in current portion of long-term debt from November 30, 1996 to May 31, 1997.

     The Company's long-term debt consists primarily of the following:

     1) $13,891,775 first mortgage loan requiring monthly payments of $137,897, including interest at 10.3%, through December 31, 2003 when the remaining unpaid principal will be due.

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

     3) $875,000 (marina) third mortgage loan requiring monthly payments of interest at 1% over the prime rate. Principal payments of $35,000 are required at the time of the sale of any of the marina condominium units. As of May 31, 1997, the loan balance was $200,000 and the Company had $675,000 of available borrowings under the loan.

     4) $1,886,536 revolving term loan of the Wendy's Partnership requiring monthly payments of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal will be due. Under the revolving loan agreement, the required monthly payments may be offset by additional borrowings up to the unused available borrowings. The total available borrowings under the loan agreement were $2,856,018 at May 31, 1997. The loan is secured by the Company and substantially all of the assets of the Wendy's Partnership.

     5) $518,665 note payable requiring monthly payments of $14,693, including interest at 8.8%, through October 2000.

     6) $750,000 note payable to the Company's Chairman of the Board of Directors (and a shareholder of the Company). The loan requires the Company to make monthly payments of interest only at the prime rate plus 8% provided the Company is not in default under its first and second mortgage long-term debt with its primary lender. Unpaid principal and accrued interest must be paid by the later of December 31, 1997 or 91 days after the first and second mortgage long-term debt is paid off.

     The loan agreement with the Company's primary lender contains numerous covenants regarding the maintenance of a prescribed amount of net worth, certain financial ratios, and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation. At May 31, 1997, the Company failed to meet certain of these covenants. However, a waiver has been obtained through October 31, 1997.

     The Company has issued $1,383,870 (138,387 shares) of Series A Convertible Preferred Stock. The shares have an annual dividend rate of $0.90 per share and payment of dividends is cumulative. Based on the present shares outstanding, quarterly dividend payments of $31,137 are due on January 1, April 1, July 1 and October 1 of each year. All dividends declared have been paid through July 1, 1997.

     The Company estimates capital expenditures for the next twelve months to be approximately $1,200,000 for building improvements, and furniture, fixtures and equipment purchases, at its existing hotels and at the existing Wendy's Partnership restaurants. Of the $1,200,000, approximately $700,000 is allocated for capital expenditures at existing Wendy's restaurants. The Company has received various proposals to finance (through debt or lease) both the real estate and furniture, fixtures and equipment for any new Wendy's restaurants. Of the $1,200,000, the Company estimates capital expenditures at its full service hotels to be approximately $500,000. This does not include completing the improvements to the marina condominium project being developed by the Company's subsidiary, Grand Harbor Yacht Club Inc. This is a reduction from previous capital expenditure budgets for the Company's full service hotels as the Company is reassessing how to best utilize its capital resources between the Lodging Group and the Food Service Group.

     The Company plans to meet its current obligations for the next twelve months by :

     - Completing the acquisition of the remaining units of the Wendy's Partnership through the issuance of the Company's Common Stock. In fiscal 1996, net cash from operating activities of the Wendy's Partnership was approximately $1,201,000. The Wendy's Partnership also had available borrowings under its long-term revolving loan of $969,000.

     - The sale of non-core assets valued at approximately $1,000,000 to $1,500,000.

     - Reducing the negative cash flow from the lodging group through improving operations.

     -    Continuing to explore the sale of one or more of the hotels.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company owns (through its wholly owned subsidiary, MHG Food Service Inc.) approximately 54% of the outstanding limited partnership units of the Wendy's of West Michigan Limited Partnership. The partnership agreement for the Wendy's Partnership authorizes the removal and replacement of the general partner of the Wendy's Partnership by a majority of the limited partnership units. On May 19, 1997, the Company, as the majority limited partner of the Wendy's Partnership, removed Wendy's West Michigan, Inc. as the general partner of the Wendy's Partnership, and appointed MCC Food Service Inc. (an affiliate of the Company) as the substitute general partner. On May 21, 1997, Wendy's West Michigan, Inc. commenced a lawsuit against the Company, MHG Food Service, and MCC Food Service (Case No. 97-05360-CB, Kent County (Michigan) Circuit Court, Buth, J.). Wendy's West Michigan, Inc. has attempted to assert claims on behalf of the Wendy's Partnership as well. The complaint seeks, among other things, (i) a declaration that Wendy's West Michigan, Inc. is the general partner of the Wendy's Partnership, (ii) injunctive relief in the form of a temporary restraining order or a preliminary injunction which would prohibit the defendants from participating in the management of the Wendy's Partnership, and
(iii) damages for various business torts. Plaintiff's motion for a temporary restraining order was denied on May 21, 1997. Defendants believe that the lawsuit is entirely without merit and is seeking its dismissal.

ITEM 2.  CHANGES IN SECURITIES.

         On May 20, 1997, the Wendy's of West Michigan Limited Partnership purchased for cash 10,000 shares of newly issued, unregistered Company Common Shares at $5.00 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 1997 Annual Meeting of Shareholders was held at the Van Andel Museum Center, located at 272 Pearl Street, N.W., Grand Rapids, Michigan, at 10:00 a.m. on Tuesday, May 20, 1997, in accordance with the Company's Bylaws. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 21, 1997. 3,032,393 Common Shares were present in person or by proxy at the meeting, representing 94.3% of the total shares outstanding.

         The shareholders elected the following eight members to the Company's Board of Directors to serve until the 1998 Annual Meeting: Gary R. Garrabrant; Christopher B. Hewett; David S. Lundeen; Joseph L. Maggini; Jerry L. Ruyan; Robert E. Schermer Sr.; Robert E. Schermer, Jr.; and Frank O. Staiger. For each director, 3,010,048 shares were cast in favor and 22,345 shares were withheld.

         The shareholders approved an amendment to the 1996 Management Equity Incentive Plan increasing the number of Common Shares in the Plan by 175,000. The following are the results of the shares that voted: In Favor: 2,215,316;
Opposed: 159,018; Abstentions: 17,220; Broker Non-Votes: 640,839.

         The shareholders adopted an amendment to the 1996 Directors' Share Option Plan increasing the number of Common Shares in the Plan by 60,000. The following are the results of the shares that voted: In Favor: 2,394,215;
Opposed: 173,730; Abstentions: 26,053; Broker Non-Votes: 438,395.

         The shareholders ratified the appointment of Grant Thornton LLP as independent public accountants for the Company for fiscal year 1997. The following are the results of the shares that voted: In Favor: 3,002,011;
Opposed: 17,562; Abstentions: 12,820; Broker Non-Votes: 0.

ITEM 5.  OTHER INFORMATION.

         The Company owns (through its wholly owned subsidiary, MHG Food Service Inc.) approximately 54% of the outstanding limited partnership units of the Wendy's of West Michigan Limited Partnership, which operates 26 "Wendy's Old Fashioned Hamburger" restaurants in Western and Southern Michigan. The general partner of the Wendy's Partnership directs the operations of the 26 Wendy's restaurants. These operations are pursuant to franchise agreements with Wendy's International, Inc., the franchisor of the 26 Wendy's restaurant. The partnership agreement for the Wendy's Partnership authorizes the removal and replacement of the general partner of the Wendy's Partnership by a majority of the limited partnership units. In addition, the consent of Wendy's International is required when replacing the general partner to avoid a default under the franchise agreements with Wendy's International. On May 19, 1997, the Company, as the majority limited partner of the Wendy's Partnership, removed Wendy's West Michigan, Inc. as the general partner of the Wendy's Partnership and appointed MCC Food Service (an affiliate of the Company) as the substitute general partner. Wendy's International consented to this removal and replacement of the general partner on May 16, 1997. The Wendy's Partnership subsequently entered into 23 new franchise agreements with Wendy's International, which were also executed by the Company as guarantor of the obligations of the Wendy's Partnership under the franchise agreements.

         The Board of Directors approved an amendment to the Company's 401(k) Plan, effective March 1, 1997, whereby the investment options for the Plan's participants were changed. This change required the execution of a new (i) Qualified Retirement Plan and Trust Agreement and (ii) Adoption Agreement. The amendment did not make any other substantive changes to the Plan.

         On May 20, 1997, the Board of Directors appointed the following officers of the Company: Christopher B. Hewett - President and Chief Executive Officer; Robert E. Schermer, Jr. - Executive Vice President; Pauline M. Krywanski - Vice President, Treasurer and Chief Financial Officer; and James R. Saalfeld - Vice President, General Counsel and Secretary. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive Committee, Audit Committee, Compensation Committee and Nominating Committee as standing committees of the Board of Directors.

         On May 20, 1997, the Board of Directors adopted Restated Articles of Incorporation for the Company. These Restated Articles of Incorporation only restate and integrate, and do not further amend, the provisions of the Company's Articles of Incorporation. These Restated Articles of Incorporation were filed with the Michigan Department of Consumer & Industry Services Corporation, Securities & Land Development Bureau on June 3, 1997.

         On May 20, 1997, the Board of Directors authorized agreements whereby the Company's largest shareholder (Meritage Capital Corp.), its principals, and its subsidiary, will be indemnified by the Company for any losses or expenses that they may incur as guarantors of the Company's and its subsidiaries' obligations to their franchisors (Holiday Inn or Wendy's International). The Company and its subsidiary also indemnified the general partner of the Wendy's Partnership (MCC Food Service Inc.), and an individual who serves as an officer of MCC Food Service, regarding the removal and replacement of the general partner of the Wendy's Partnership, and the performance of MCC Food Service's duties as the general partner of the Wendy's Partnership.

         As reported on the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, the Company is negotiating the terms of a property improvement plan mandated by Holiday Inns Franchising, Inc. which would require an extensive renovation of the Grand Haven Holiday Inn. On April 4, 1997, the Company's subsidiary received a 60-day notice of default in which it was given until June 23, 1997 to complete the work mandated by the plan. The Company believes that its subsidiary is in compliance with the license agreement with Holiday Inn. Nevertheless, the Company and Holiday Inn are presently negotiating a settlement, and Holiday Inn has extended the time for the Company's subsidiary to complete the work mandated by the terms of a property improvement plan while the negotiations are ongoing. The Company is also evaluating the significance of its affiliation with Holiday Inn to determine whether continuing the affiliation with Holiday Inn is in the Company's best interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit List.
                  ------------

Exhibit No.                           Description of Document
-----------       --------------------------------------------------------------

   3.1            Restated Articles of Incorporation of Meritage Hospitality
                  Group Inc.

   3.2            Restated and Amended Bylaws of Meritage Hospitality Group Inc.
                  (1).

   10.9 Consent Agreement dated May 16, 1997 between Wendy's International, Inc., Wendy's of West Michigan Limited Partnership, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise Agreement, Guaranties, and Release of Claims attached as exhibits.

   10.10 Amendment No. 1 to Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life Insurance Company, as lender.

   10.11 Promissory Note dated May 23, 1997 by Grand Harbor Yacht Club Inc., as maker, and Great American Life Insurance Company, as payee.

                        MANAGEMENT COMPENSATORY CONTRACTS

   10.12          Amended 1996 Management Equity Incentive Plan.

   10.13          Amended 1996 Directors' Share Option Plan.

   10.14 Meritage Hospitality Group Inc. 401(k) Profit Sharing Plan, Qualified Retirement Plan and Trust - Basic Plan Document and Adoption Agreement, as amended March 1, 1997.

   11             Statement re: Computation of Per Share Earnings.

   27             Financial Data Schedule.

-------------------------

(1) Previously filed and incorporated by reference from the Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1996.

         (b)      Reports on Form 8-K.
                  --------------------
                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 11, 1997               MERITAGE HOSPITALITY GROUP INC.



                                    By   /s/  Christopher B. Hewett
                                       ----------------------------------------
                                       Christopher B. Hewett
                                       President and Chief Executive Officer

                                    By   /s/ Pauline M. Krywanski
                                       ----------------------------------------
                                       Pauline M. Krywanski
                                       Vice President and Treasurer
                                        (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description of Document
-----------    ---------------------------------------------------------------

   3.1        Restated Articles of Incorporation of Meritage Hospitality Group
              Inc.

   3.2        Restated and Amended Bylaws of Meritage Hospitality Group Inc.
              (1).

   10.9 Consent Agreement dated May 16, 1997 between Wendy's International, Inc., Wendy's of West Michigan Limited Partnership, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise Agreement, Guaranties, and Release of Claims attached as exhibits.

   10.10 Amendment No. 1 to Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life Insurance Company, as lender.

   10.11 Promissory Note dated May 23, 1997 by Grand Harbor Yacht Club Inc., as maker, and Great American Life Insurance Company, as payee.

                        MANAGEMENT COMPENSATORY CONTRACTS

   10.12      Amended 1996 Management Equity Incentive Plan.

   10.13      Amended 1996 Directors' Share Option Plan.

   10.14 Meritage Hospitality Group Inc. 401(k) Profit Sharing Plan, Qualified Retirement Plan and Trust - Basic Plan Document and Adoption Agreement, as amended March 1, 1997.



   11         Statement re: Computation of Per Share Earnings.

   27         Financial Data Schedule.

-------------------------

(1) Previously filed and incorporated by reference from the Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1996.