Form 10-Q
period 1997-08-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1997-10-14
CIK 808219

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

  [X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the quarterly period ended August 31, 1997.

                                       OR

  [ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the transition period from _______________ to
          ____________________


                         Commission File Number: 0-17442


                         MERITAGE HOSPITALITY GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)



                    MICHIGAN                             38-2730460
          (State or Other Jurisdiction        (I.R.S. Employer Identification
       of Incorporation or Organization)                    No.)


        40 PEARL STREET, N.W., SUITE 900
             GRAND RAPIDS, MICHIGAN                        49503
        (Address of Principal Executive                  (Zip Code)
                    Offices)


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



As of October 10, 1997 there were 3,217,595 outstanding Common Shares, $.01 par value.


================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of Meritage Hospitality Group Inc. (the "Company") have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996. Certain reclassifications have been made in 1996 to conform with the 1997 presentation. The results of operations for the three and nine month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year.






























                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      AUGUST 31, 1997 AND NOVEMBER 30, 1996
================================================================================


                                     ASSETS

                                                                        AUGUST 31,
                                                                           1997             NOVEMBER 30,
                                                                        (UNAUDITED)             1996
                                                                      --------------      --------------

CURRENT ASSETS
    Cash and cash equivalents                                        $      998,211       $    2,265,497
    Trade accounts receivable, less allowance for
      doubtful accounts of $58,000 and $54,000 respectively                 624,068              938,448
    Inventories                                                             347,604              354,226
    Deferred income taxes                                                    14,000               14,000
    Prepaid expenses and other current assets                               589,955              487,295
                                                                      --------------      --------------
                  Total current assets                                    2,573,838            4,059,466

PROPERTY, PLANT AND EQUIPMENT, NET                                       21,199,265           21,662,823

DEFERRED INCOME TAXES                                                       621,000              621,000

OTHER ASSETS
    Goodwill, net of amortization of $2,194,284 and
      $1,994,342 respectively                                             3,588,088            3,687,764
    Land held for expansion                                                 697,313              697,313
    Financing costs, net of amortization of $101,974 and
      and $38,591 respectively                                              556,632              605,593
    Cash surrender value of life insurance, net of policy
      loans of $298,144 and $77,564 respectively                             14,059              260,710
    Marina development costs                                              1,102,399               94,245
    Other                                                                   286,143              239,950
                                                                      --------------      --------------
                  Total other assets                                      6,244,634            5,585,575

                                                                      --------------      --------------

                  Total assets                                        $  30,638,737       $   31,928,864
                                                                      ==============      ==============


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      AUGUST 31, 1997 AND NOVEMBER 30, 1996

===============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         AUGUST 31,
                                                                           1997            NOVEMBER 30,
                                                                       (UNAUDITED)             1996
                                                                      --------------      --------------

CURRENT LIABILITIES
    Current portion of long-term debt                                $    1,214,553       $      395,120
    Current portion of obligations under capital lease                      257,319              232,442
    Trade accounts payable                                                1,927,596            2,228,406
    Accrued expenses                                                        918,094              936,111
    Other                                                                   144,809              164,275
                                                                      --------------      --------------
                  Total current liabilities                               4,462,371            3,956,354

LONG-TERM DEBT                                                           21,870,012           21,711,847

OBLIGATIONS UNDER CAPITAL LEASE                                           1,758,425            1,953,999

DEFERRED INCOME TAXES                                                       818,000              818,000

DEFERRED COMPENSATION                                                           ---               61,444

MINORITY INTEREST                                                         1,506,806            1,405,777

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000
      shares; 200,000 shares designated as Series A convertible
      cumulative preferred stock; issued and outstanding
      138,387 and 108,387 shares respectively (liquidation
      value - $1,383,870 and $1,083,870 respectively)                         1,384                1,084
    Common stock - $0.01 par value; authorized 30,000,000
      shares; issued and outstanding 3,217,094 and 3,204,483
      respectively                                                           32,171               32,045
    Additional paid in capital                                           12,977,101           12,616,727
    Note receivable from the sale of shares                              (5,550,415)          (5,135,716)
    Accumulated deficit                                                  (7,237,118)          (5,492,697)
                                                                      --------------      ---------------
                  Total stockholders' equity                                223,123            2,021,443
                                                                      --------------      --------------

                  Total liabilities and stockholders' equity          $  30,638,737       $   31,928,864
                                                                      ==============      ==============


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1997 AND 1996
                                   (UNAUDITED)

================================================================================


                                                          1997              1996
                                                     ------------      ------------

NET REVENUE
    Room rents                                       $  4,716,238      $  4,828,014
    Food and beverages                                 25,642,161         6,104,500
    Other                                                 734,117           366,668
    Telephone                                             191,358           105,715
                                                     ------------      ------------
                  Total revenue                        31,283,874        11,404,897

COST AND EXPENSES
    Cost of food and beverages                          7,724,026         2,074,310
    Operating expenses                                 18,521,209         5,750,952
    General and administrative expenses                 3,042,245         2,246,325
    Depreciation and amortization                       1,649,448           675,372
                                                     ------------      ------------
                  Total cost and expenses              30,936,928        10,746,959

EARNINGS FROM OPERATIONS                                  346,946           657,938

OTHER INCOME (EXPENSE)
    Interest expense                                   (2,168,567)       (1,194,997)
    Interest income                                       439,260           517,382
    Loss on disposal of assets                           (190,453)             --
    Minority interest                                    (101,030)             --
                                                     ------------      ------------
                  Total other expense                  (2,020,790)         (677,615)
                                                     ------------      ------------

                  Loss before federal income tax       (1,673,844)          (19,677)

FEDERAL INCOME TAX BENEFIT                                   --               6,690
                                                     ------------      ------------
                  Net loss                             (1,673,844)          (12,987)

DIVIDENDS ON PREFERRED STOCK                               70,577              --
                                                     ------------      ------------
                  Net loss on common shares          $ (1,744,421)     $    (12,987)
                                                     ============      ============

LOSS PER SHARE                                       $      (0.54)     $      (0.00)
                                                     ============      ============

AVERAGE NUMBER OF SHARES OUTSTANDING                    3,213,736         3,043,903
                                                     ============      ============








SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 1997 AND 1996
                                   (UNAUDITED)

================================================================================


                                                              1997             1996
                                                         ------------      -----------

NET REVENUE
    Room rents                                           $  2,213,684      $ 2,256,899
    Food and beverages                                      9,543,719        2,242,710
    Other                                                     457,200          159,101
    Telephone                                                  71,058           53,964
                                                         ------------      -----------
                  Total revenue                            12,285,661        4,712,674

COST AND EXPENSES
    Cost of food and beverages                              2,853,077          735,048
    Operating expenses                                      6,750,199        2,228,167
    General and administrative expenses                     1,107,667          670,015
    Depreciation and amortization                             571,880          225,995
                                                         ------------      -----------
                  Total cost and expenses                  11,282,823        3,859,225

EARNINGS FROM OPERATIONS                                    1,002,838          853,449

OTHER INCOME (EXPENSE)
    Interest expense                                         (737,321)        (470,252)
    Interest income                                           155,828          159,730
    Loss on disposal of assets                               (190,453)            --
    Minority interest                                         (65,084)            --
                                                         ------------      -----------
                  Total other expense                        (837,030)        (310,522)
                                                         ------------      -----------
                  Earnings before federal income tax          165,808          542,927

FEDERAL INCOME TAX EXPENSE
                                                                 --           (184,596)
                                                         ------------      -----------

                  Net earnings                                165,808          358,331

DIVIDENDS ON PREFERRED STOCK                                   31,137             --
                                                         ------------      -----------

                  Earnings available to
                  common shareholders                    $    134,671      $   358,331
                                                         ============      ===========

EARNINGS PER SHARE                                       $       0.04      $      0.12
                                                         ============      ===========

AVERAGE NUMBER OF SHARES OUTSTANDING                        3,216,977        3,091,152
                                                         ============      ===========



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED NOVEMBER 30, 1996 AND THE NINE MONTH PERIOD ENDED
                                AUGUST 31, 1997
                                   (UNAUDITED)

======================================================================================================================
                                 SERIES A                                   NOTE
                                CONVERTIBLE                 ADDITIONAL    RECEIVABLE
                                 PREFERRED     COMMON        PAID-IN       SALE OF     ACCUMULATED
                                   STOCK        STOCK        CAPITAL        SHARES       DEFICIT           TOTAL
----------------------------------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1995     $   ----    $  30,200  $  10,684,750  $  (5,602,532) $ (2,057,052)  $   3,055,366

Issuance of 108,387 shares of
  preferred stock                   1,084         ----      1,082,786           ----          ----       1,083,870

Issuance of 184,333 shares of
  common stock                       ----        1,845      1,139,281           ----          ----       1,141,126

Recognition of interest income
  on note receivable from sale
  of shares                          ----         ----           ----       (573,274)         ----        (573,274)

Dividends paid ($.50 per share)      ----         ----           ----           ----    (1,510,075)     (1,510,075)

Payment and present value
  adjustment on note receivable
  from sale of shares                ----         ----       (290,090)     1,040,090          ----         750,000

Net loss                             ----         ----            ----          ----    (1,925,570)     (1,925,570)
                                 ----------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1996     $  1,084    $  32,045  $   12,616,727 $  (5,135,716) $ (5,492,697)  $   2,021,443

Issuance of 12,611 shares of
  common stock                       ----          126          60,674           ----          ----         60,800

Issuance of 30,000 shares of
  preferred stock                     300         ----         299,700           ----          ----        300,000

Dividends paid - preferred stock     ----         ----            ----           ----      (70,577)        (70,577)

Recognition of interest income
  on note receivable from sale
  of shares                          ----         ----            ----      (414,699)          ----       (414,699)

Net loss                             ----         ----            ----           ----   (1,673,844)     (1,673,844)
                                 ----------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1997       $  1,384    $  32,171  $   12,977,101 $  (5,550,415) $ (7,237,118)   $    223,123
                                 ===================================================================================





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1997 AND 1996
                                   (UNAUDITED)

================================================================================


                                                                                  1997            1996
                                                                              -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                  $(1,673,844)   $    (12,987)
    Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                          1,649,448         675,372
         Compensation and fees paid by issuance of common stock                    60,800            --
         Provision for bad debts                                                    4,000            --
         Deferred income tax benefit                                                 --            (6,690)
         Loss on disposal of assets                                               190,453            --
         Minority interest in the net earnings of consolidated subsidiaries       101,030            --
         Interest income on note receivable from sale of shares                  (414,699)       (436,073)
         (Increase) decrease in assets
              Accounts receivable                                                 310,380        (294,224)
              Inventories                                                           6,622            --
              Prepaid expenses and other current assets                          (102,660)         15,009
              Refundable income taxes                                                --           460,068
              Increase in marina development costs                               (342,878)           --
         Decrease in liabilities
              Accounts payable and accrued expenses                              (203,569)     (1,010,555)
                                                                              -----------    ------------

                Net cash used in operating activities                            (414,917)       (610,080)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                    (837,382)     (1,699,839)
    Purchase of investment in unconsolidated company                                 --           (70,000)
    Payments on amounts due from related parties                                     --           435,430
    Increase in other assets                                                     (193,020)       (371,373)
                                                                              -----------    ------------

                Net cash used in investing activities                          (1,030,402)     (1,705,782)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                  936,346      14,875,000
    Payments on short-term borrowings                                                --            (2,300)
    Principal payments of long-term debt                                         (817,039)    (11,967,558)
    Partial prepayment of note receivable                                            --           750,000
    Payments on obligations under capital leases                                 (170,697)           --
    Proceeds from issuance of preferred shares                                    300,000            --
    Dividends paid                                                                (70,577)     (1,510,075)
                                                                              -----------    ------------

                Net cash provided by financing activities                         178,033       2,145,067
                                                                              -----------    ------------


    Net decrease in cash                                                       (1,267,286)       (170,795)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 2,265,497       1,336,891
                                                                              -----------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $   998,211    $  1,166,096
                                                                              ===========    ============


SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1997 AND 1996

================================================================================

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION


                                                                 1997           1996
                                                              ----------     ----------

Cash paid for interest expense                                $1,978,230     $1,222,245

Schedule of non cash investing and financing transactions

    Acquisition of equipment
         Cost of equipment                                    $  244,637     $     --
         Equipment loan                                          244,637           --
                                                              ----------     ----------
         Cash down payment for equipment                      $     --       $     --
                                                              ==========     ==========

    Increase in marina development costs
         Increase in marina development costs                 $1,233,366     $     --
         Long-term debt proceeds                                 800,000           --
                                                              ----------     ----------
         Cash used in marina development costs                $  433,366     $     --
                                                              ==========     ==========


    Compensation and fees paid by issuance of
    common stock                                              $   60,800     $     --
                                                              ==========     ==========



NOTE B - MORTGAGE NOTE PAYABLE TO INSURANCE COMPANY

On May 23, 1997, the Company's primary lender made a third mortgage loan of $875,000 for the purpose of completing the improvements to the marina condominium project being developed by the Company's subsidiary, Grand Harbor Yacht Club Inc., adjacent to the Company's Grand Haven Holiday Inn property. The loan requires the Company to make monthly payments of interest at 1% over the prime rate. Principal payments of $35,000 are required at the time of the sale of any of the marina condominium units. As of August 31, 1997, the outstanding loan balance was $800,000 and the Company had $75,000 of available borrowings under the loan.


NOTE C - MORTGAGE NOTE PAYABLE TO INSURANCE COMPANY - LOAN COVENANT AND LOAN PAYMENT WAIVERS

The loan agreement with the Company's primary lender contains numerous covenants regarding the maintenance of a prescribed amount of net worth, certain financial ratios, and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation. At August 31, 1997 the Company failed to meet certain of these covenants. However, a waiver of these covenants has been obtained through December 30, 1997. In addition to the loan covenant waiver, effective October 1, 1997, the Company obtained a three month principal and interest payment waiver on the mortgage loans. Based on the terms of the loan agreement, the principal and interest payment waiver extends to the payments due on the note payable to the Company's Chairman of the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
                                  LODGING GROUP

The following summarizes the Company's results of operations for the Lodging Group for the periods ended August 31, 1997 and 1996.


                                                                        Statements of Operations

                                              Nine month periods ended August 31,         Three month periods ended August 31,
                                         -------------------------------------------    ----------------------------------------
                                             $ in Thousands          % of Revenue         $ in Thousands           % of Revenue
                                         ---------------------    ------------------    -------------------     ----------------

                                            1997        1996        1997     1996         1997        1996        1997     1996
                                         ---------------------    ------------------    -------------------     ----------------

Net revenue
    Room revenue                         $  4,716    $  4,828       43.3%     42.3%     $ 2,214    $ 2,257       44.9%     47.9%
    Food and beverage revenue               5,380       6,105       49.4      53.5        2,230      2,243       45.3      47.6
    Telephone and sundry revenue              789         472        7.2       4.1          484        213        9.8       4.5
                                         ---------------------    ------------------    -------------------     ----------------
        Total revenue                      10,885      11,405      100.0     100.0        4,928      4,713      100.0     100.0

Cost and expenses
    Cost of food and beverages              1,886       2,075       17.3      18.2          749        736       15.2      15.6
    Operating expenses                      6,344       5,751       58.3      50.4        2,469      2,228       50.1      47.3
    General and administrative
     expenses                               2,080       2,246       19.1      19.7          801        670       16.2      14.2
    Depreciation and amortization             839         675        7.7       5.9          298        226        6.1       4.8
                                         ---------------------    ------------------    -------------------     ----------------
        Total cost and expenses            11,149      10,747      102.4      94.2        4,317      3,860       87.6      81.9

Earnings (loss) from operations              (264)        658       (2.4)      5.8          611        853       12.4      18.1

Other income (expense)
    Interest expense                       (1,839)     (1,195)     (16.9)    (10.5)        (635)      (470)     (12.9)    (10.0)
    Interest income                           429         517        3.9       4.5          153        160        3.1       3.4
                                         ---------------------    ------------------    -------------------     ----------------
        Total other expense                (1,410)       (678)     (12.9)     (5.9)        (482)      (310)      (9.8)     (6.6)
                                         ---------------------    ------------------    -------------------     ----------------
        Earnings (loss) before
        federal income tax                 (1,674)        (20)     (15.4)     (0.2)         129        543        2.6      11.5

Federal income tax benefit (expense)         --             7        --        0.1           --       (185)       --       (3.9)
                                         ---------------------    ------------------    -------------------     ----------------
        Net earnings (loss)              $ (1,674)   $    (13)     (15.4%)    (0.1%)    $   129    $   358        2.6%      7.6%
                                         =====================    ==================    ===================     ================


REVENUE

         Total revenue for the Lodging Group was $10,884,943 for the nine month period ended August 31, 1997 compared to $11,404,897 for the same period of 1996, a decrease of 4.6%. Total revenue for the Lodging Group was $4,928,178 for the three month period ended August 31, 1997 compared to $4,712,674 for the same period of 1996, an increase of 4.6%. The following table outlines revenues (excluding telephone and other revenue) by category:


                                 Nine month periods ended August 31,             Three month periods ended August 31,
                              ------------------------------------------        ---------------------------------------
                                 $ in Thousands           Decrease               $ in Thousands            Decrease
                              ------------------    --------------------        -----------------    ------------------

                                 1997      1996           $        %              1997      1996         $        %
                              ------------------    --------------------        -----------------    ------------------

Room revenue                  $  4,716  $  4,828    $   (112)    (2.3%)         $ 2,214  $  2,257    $   (43)    (1.9%)

Food and beverage revenue        5,380     6,105        (725)   (11.8%)           2,230     2,243        (13)     (.5%)
                              ------------------    --------------------        -----------------    ------------------

         Total                $ 10,096  $ 10,933    $   (837)    (7.7%)         $ 4,444  $  4,500    $   (56)    (1.2%)
                              ==================    ====================        =================    =================


         The decrease in room revenue was attributable to a decrease in hotel occupancy from 61.6% to 59.5% for the nine month periods ended August 31, 1996 and 1997, respectively. The decrease in occupancy was partially offset by an increase in the overall average daily rate of $5.56 (7.2%) from $77.54 for the nine month period ended August 31, 1996 to $83.10 for the same period of 1997. For the third quarter, hotel occupancy decreased from 76.9% in 1996 to 75.6% in 1997 and was partially offset by a $4.39 (5.0%) increase in overall average daily rate from $87.14 for the three month period ended August 31, 1996 to $91.53 for the same period of 1997.

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

         The decrease in food and beverage revenue of 11.8% for the nine month period ended August 31, 1997 was also primarily attributable to increased competition in the area. Catering sales have declined at the Thomas Edison Inn and St. Clair Inn due to the opening of two new banquet facilities in their market area. Additionally, a new restaurant was established a short distance from the St. Clair Inn. While increased competition is the primary reason for the decline in food and beverage revenue, certain changes in lounge entertainment and menu offerings instituted by new management were not well received by the local clientele, thus compounding the impact of increased competition.

         The Company is aggressively working towards offsetting the effect of the increased competition by new marketing programs, hiring locally experienced sales personnel and by continually reviewing and updating its menu offerings. Although the long-term results of these marketing efforts cannot be determined at this time, food and beverage revenue decreased only 0.5% in the third quarter of 1997 compared to the third quarter of 1996 which represents a significant improvement over the first six months of 1997.

         Telephone and other revenue increased $316,760 (67.1%) for the nine month period ended August 31, 1997 compared to the same period of 1996. For the third quarter, telephone and other revenue increased $270,573 (127.0%). The increase in other revenue was primarily attributable to the sale of four marina condominium units for $229,700 in the third quarter. Public room rental income and commissions from rental of audio/visual equipment have also contributed to the increase in other revenue. The increase in telephone revenue for both the three and nine months ended August 31, 1997 compared to the same periods of 1996 was due to the installation of new telephone systems at the Thomas Edison Inn and St. Clair Inn. This has resulted in improved accounting for telephone charges which has contributed to the generation of additional telephone revenue.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages as a percentage of food and beverage revenue for the nine month period ended August 31, 1997 was 35.0% compared to 34.0 % for the same period of 1996. For the third quarter, cost of food and beverages as a percentage of food and beverage revenue was 33.6% in 1997 compared to 32.8% in 1996. The increase was attributable to the decline in catering functions at the hotels, which have a relatively lower cost.

OPERATING EXPENSES

         Operating expenses for the nine month periods ended August 31, 1997 and 1996 were $6,343,936 and $5,750,952, respectively, an increase of $592,984
(10.3%). As a percentage of total revenue, operating expenses increased 7.9 percentage points, from 50.4% for the nine month period ended August 31, 1996 to 58.3% for the same period of 1997. The increase in operating expenses for the nine months ended August 31, 1997 is partially due to a one-time accounting adjustment of approximately $171,000 which decreased operating expenses in 1996. Cost of marina condominium unit sales and an increase in property tax expense resulted in increased operating expenses of approximately $269,000 for the nine months ended August 31, 1997 compared to the same period of 1996. The remaining increase is primarily attributable to a reclassification in payroll and certain other expenses.

         Operating expenses for the third quarter of 1997 and 1996 were $2,469,125 and $2,228,167, respectively, an increase of $240,958 (10.8%). As a percentage of total revenue, operating expenses increased 2.8 percentage points, from 47.3% for the third quarter of 1996 to 50.1% for the same period of 1997. Cost of marina condominium unit sales and an increase in property tax expense resulted in increased operating expenses of approximately $189,000 for the third quarter of 1997 compared to the third quarter of 1996.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $166,139 (7.4%), from $2,246,325 for the nine month period ended August 31, 1996 to $2,080,186 for the same period of 1997. For the third quarter, general and administrative expenses increased $130,531 (19.5%) from $670,015 in 1996 to $800,546 in 1997. The decrease in general and administrative expenses for the nine months ended August 31, 1997 compared to the same period of 1996 was due to approximately $375,000 of non-recurring expenses incurred in 1996 in connection with the replacement and restructuring of management of the Company. Excluding the $375,000 of non-recurring expenses incurred in the first and second quarters of 1996, general and administrative expenses have increased in 1997 as a result of increased management salaries required to implement the Company's strategy to expand the Company through business acquisitions.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $163,859, from $675,372 for the nine month period ended August 31, 1996 to $839,231 for the same period of 1997. For the third quarter, depreciation and amortization increased $72,468, from $225,995 in 1996 to $298,463 in 1997. The increase in depreciation and amortization for both the three and nine month periods was attributable to significant property, plant and equipment additions in the second half of 1996 and to depreciation and amortization associated with the acquisition of a majority interest in the Wendy's Partnership which was accounted for under the purchase method of accounting.

INTEREST EXPENSE

         Interest expense for the nine month periods ended August 31, 1997 and 1996 was $1,839,037 and $1,194,996, respectively. For the third quarter of 1997 and 1996, interest expense was $634,970 and $470,252, respectively. The increase of $644,041 for the nine month period ended August 31, 1997 and $164,718, for the third quarter ended August 31, 1997 was due to additional borrowings. The additional debt included acquisition financing related to the purchase of the Wendy's Partnership units in October 1996, and the development of the marina condominium project at the Grand Harbor Yacht Club in 1997. See "Liquidity and Capital Resources" of this item for details of the Company's long-term debt.

INTEREST INCOME

         Interest income decreased from $517,382 for the nine month period ended August 31, 1996 to $429,562 for the same period of 1997. Interest income decreased from $159,730 for the third quarter of 1996 to $153,163 for the third quarter of 1997. The decrease in interest income was due to a decrease in cash and cash equivalents during the three and nine month periods. The decrease was also attributable to the reduction in note receivable interest income from the sale of stock due to the reduction in the note receivable as a result of a $750,000 principal payment received in May 1996.

                               FOOD SERVICE GROUP

         On October 31, 1996, the Company acquired a majority interest in the Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership"). At August 31, 1997, the Company owned approximately 54% of the Wendy's Partnership, all of which was acquired in fiscal 1996. Because of this acquisition, the results of operations of the Wendy's Partnership have been included in the Company's Consolidated Statements of Operations for the entire nine month and three month periods ended August 31, 1997 (included on pages 5 and 6). Below is a summary of the results of the Food Service Group (comprised of the Wendy's Partnership) for the nine month and three month periods ended August 31, 1997. Because the Wendy's Partnership is not a wholly owned subsidiary and because its daily operations are managed separately, the Wendy's Partnership has its own administrative expenses related solely to its operations. Therefore, all executive level general and administrative expenses of the Company are included in the Lodging Group operations.



                                                           Statements of Operations
                                          ---------------------------------------------------------
                                            Nine month periods ended     Three month periods ended
                                                 August 31, 1997              August 31, 1997
                                          ----------------------------  ---------------------------
                                          $ in Thousands  % of Revenue  $ in Thousands % of Revenue
                                          ----------------------------  ---------------------------

Net revenue
     Food and beverage revenue               $ 20,263         99.3%        $ 7,313         99.4%
     Other revenue                                136          0.7              44          0.6
                                             ----------------------        ---------------------
         Total revenue                         20,399        100.0           7,357        100.0

Cost and expenses
     Cost of food and beverages                 5,838         28.6           2,104         28.6
     Operating expenses                        12,177         59.7           4,281         58.2
     General and administrative expenses          962          4.7             307          4.2
     Depreciation and amortization                692          3.4             234          3.2
                                             ----------------------        ---------------------
         Total cost and expenses               19,669         96.4           6,926         94.1

Earnings from operations                          730          3.6             431          5.9

Other income (expense)
     Interest expense                            (330)        (1.6)           (103)        (1.4)
     Interest income                               10          0.0               4          0.1
     Loss on disposal of assets                  (190)        (0.9)           (190)        (2.6)
                                             ----------------------        ---------------------

         Total other expense                     (510)        (2.5)           (289)        (3.9)
                                             ----------------------        ---------------------

         Earnings before
          federal income tax                      220          1.1             142          1.9
                                             ----------------------        ---------------------

Federal income tax                                  0          0.0               0          0.0

         Net earnings                        $    220          1.1%        $   142          1.9%
                                             ======================        =====================

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS - NINE MONTHS ENDED AUGUST 31, 1997

         Cash and cash equivalents ("cash") decreased $1,267,286 from $2,265,497 as of November 30, 1996 to $998,211 as of August 31, 1997. The decrease in cash was the result of the following:


         Net cash used in operating activities                $   (414,917)
         Net cash used in investing activities                  (1,030,402)
         Net cash provided by financing activities                 178,033
                                                              ---------------

         Net decrease in cash                                 $ (1,267,286)
                                                              =============

         Net cash used in operating activities of $414,917 was due to the net loss before depreciation and amortization of $24,396 plus other non-cash effects on net income and net cash used in operating activities which totaled $58,416. The net change in non-cash assets and liabilities of $332,105 accounted for the remaining net cash used in operating activities. Included in this amount was an increase in marina development costs of $342,878.

         Net cash used in investing activities of $1,030,402 was the result of purchases of property, plant and equipment of $837,382. Increases in other assets accounted for the remaining $193,020.

         Net cash provided by financing activities of $178,033 was the result of proceeds from long-term borrowings of $936,346 and proceeds from the issuance of preferred shares of $300,000. These two items were offset by principal payments of long-term debt of $817,039 and payments on obligations under capital leases of $170,697. For the nine months ended August 31, 1997, the Company also paid dividends on preferred stock of $70,577.

FINANCIAL CONDITION

         At August 31, 1997, the Company's current liabilities exceeded its current assets by $1,888,533 compared to November 30, 1996 when current assets exceeded current liabilities by $103,112. At these dates, the ratios of current assets to current liabilities were 0.58:1 and 1.03:1 respectively. The discussion above of cash flows for the nine months ended August 31, 1997 explains the decrease in cash as well as the most significant reasons for the decrease in working capital. The other reason for the decrease in working capital was the $819,433 increase in current portion of long-term debt from November 30, 1996 to August 31, 1997, which is due to principal payment requirements on the $5,250,000 second mortgage which begin December 1, 1997. See item 2 below for a description of the terms of the second mortgage.

         The Company's long-term debt consists primarily of the following:

         1) $13,834,833 first mortgage loan requiring monthly payments of $137,897, including interest at 10.3%, through December 31, 2003 when the remaining unpaid principal will be due. (1)

         2) $5,250,000 second mortgage loan requiring monthly payments of interest only at 8% over the prime rate through November 1, 1997. Beginning December 1, 1997, monthly principal payments of $50,000, plus interest at 8% over the prime rate, will be required through March 1, 1998. Beginning April 1, 1998, monthly principal payments of $100,000, plus interest at 8% over the prime rate, will be required until the loan is retired in June 2002. (1)

         3) $875,000 (marina) third mortgage loan requiring monthly payments of interest at 1% over the prime rate. Principal payments of $35,000 are required at the time of the sale of any of the marina condominium units. As of August 31, 1997, the loan balance was $800,000 and the Company had $75,000 of available borrowings under the loan. (1)

         4) $1,725,413 revolving term loan of the Wendy's Partnership requiring monthly payments of a minimum of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal will be due. Under the revolving loan agreement, the required monthly payments may be offset by additional borrowings up to the unused available borrowings. The Wendy's Partnership had $1,067,690 of available unused borrowings at August 31, 1997. The loan is secured by the Company and substantially all of the assets of the Wendy's Partnership.

         5) $496,806 note payable requiring monthly payments of $14,693, including interest at 8.8%, through October 2000.

         6) $750,000 note payable to the Company's Chairman of the Board of Directors (and a shareholder of the Company). The loan requires the Company to make monthly payments of interest only at the prime rate plus 8% provided the Company is not in default under its first, second and third mortgage long-term debt with its primary lender. Unpaid principal and accrued interest must be paid by the later of December 31, 1997 or 91 days after the first, second and third mortgage long-term debt is paid off. (1)

              (1) The loan agreement with the Company's primary lender contains numerous covenants regarding the maintenance of a prescribed amount of net worth, certain financial ratios, and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation. At August 31, 1997, the Company failed to meet certain of these covenants. However, a waiver has been obtained through December 30, 1997. In addition to the loan covenant waiver, effective October 1, 1997 the Company obtained a three month principal and interest payment waiver on the mortgage loans with its primary lender. Based on the terms of the loan agreement, the principal and interest payment waiver extends to the payments due on the note payable to the Company's Chairman of the Board of Directors.

         A summary of the financial covenants as well as the Company's actual results as of August 31, 1997 are as follows:


    COVENANT DESCRIPTION                 COVENANT REQUIREMENT          ACTUAL RESULTS      COVENANT COMPLIANCE

Minimum Net Worth                              $4,000,000                 $223,123           Waiver obtained
                                                                                                 through
                                                                                            December 30, 1997

Coverage Ratio -
Earnings before interest, taxes
depreciation and amortization
("EBITDA") of hotels:
Debt Service                                    1.1:1                   .60:1                Waiver obtained
                                                                                                 through
                                                                                            December 30, 1997


Coverage Ratio -
EBITDA of hotels less capital
expenditures:
Debt Service                                    .30:1                   .10:1                Waiver obtained
                                                                                                 through
                                                                                            December 30, 1997

         The Company issued $1,383,870 (138,387 shares) of Series A Convertible Preferred Stock. The shares have an annual dividend rate of $0.90 per share and payment of dividends is cumulative. Based on the present shares outstanding, quarterly dividend payments of $31,137 are due on January 1, April 1, July 1 and October 1 of each year. All dividends have been paid through October 1, 1997.

         The Company estimates capital expenditures for the next twelve months to be approximately $1,200,000 for building improvements, and furniture, fixtures and equipment purchases, at its existing hotels and at the existing Wendy's Partnership restaurants. Of the $1,200,000, approximately $700,000 is allocated for capital expenditures at existing Wendy's restaurants. The Company has received various proposals to finance (through debt or lease) both the real estate and furniture, fixtures and equipment for any new Wendy's restaurants. Of the $1,200,000, the Company estimates capital expenditures at its full service hotels to be approximately $500,000. This does not include an estimated $124,000 of final expenditures for the marina condominium project being developed by the Company's subsidiary, Grand Harbor Yacht Club Inc., for which the Company has $75,000 of available borrowings on the third mortgage loan. This is a reduction from previous capital expenditure budgets for the Company's full service hotels as the Company is reassessing how to best utilize its capital resources between the Lodging Group and the Food Service Group.

         The Company plans to meet its current obligations for the next twelve months by:

         - Waiver of the October, November, and December loan payments on the mortgage loans as described above which total approximately $675,000 (which will be available for operating purposes).

         - Completing the acquisition of the remaining units of the Wendy's Partnership through the issuance of the Company's Common Stock. In fiscal 1996, net cash from operating activities of the Wendy's Partnership was approximately $1,201,000. The Wendy's Partnership also had available borrowings under its long-term revolving loan of approximately $1,068,000 as of August 31, 1997.

         - Attempting to sell the vacant land held for expansion valued at approximately $1,000,000 to $1,500,000.

         - Attempting to reduce the negative cash flow from the Lodging Group through improving operating results by (i) enhancing revenue as a result of increased marketing efforts, and (ii) decreasing expenses as a result of renewed efforts to reduce payroll expenditures in response to lower sales volume in the off-peak periods.

         - Attempting to execute a sale/leaseback of real estate (restaurant buildings) owned by the Wendy's Partnership which would net the Company approximately $2,500,000 from the transaction after closing costs and the retirement of the underlying mortgage loans on the Wendy's properties.

         - Continuing to explore the sale of one or more of the Company's hotel properties.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, the Company owns, through its wholly owned subsidiary MHG Food Service Inc., 680.8 (or approximately 54%) of the outstanding limited partnership units of the Wendy's Partnership. The agreement governing the Wendy's Partnership authorizes the removal and replacement of the general partner of the Wendy's Partnership by a majority of the limited partnership units. On May 19, 1997, a majority limited interest of the Wendy's Partnership removed Wendy's West Michigan, Inc. as the general partner of the Wendy's Partnership, and appointed MCC Food Service Inc. (an affiliate of the Company) as the substitute general partner. Approximately 180 unit holders (from whom Meritage acquired 482.55 of its total Wendy's Partnership units) had previously consented to the removal of the former general partner and the appointment of Meritage or its designee as the new general partner. On May 21, 1997, the former general partner commenced a lawsuit against the Company, MHG Food Service, and MCC Food Service (Case No. 97-05360-CB, Kent County (Michigan) Circuit Court, Buth, J.). The former general partner also attempted to assert claims on behalf of the Wendy's Partnership as well. On August 29, 1997, the former general partner amended its complaint to include Meritage Capital Corp. and Meritage's principal officers as defendants. In addition, the principal shareholders of the former general partner and two limited partners intervened in the lawsuit. The former general partner and its principal shareholders seek, among other things, (i) a declaration that Wendy's West Michigan, Inc. is the general partner of the Wendy's Partnership, (ii) injunctive relief in the form of a temporary restraining order or a preliminary injunction which would prohibit the defendants from participating in the management of the Wendy's Partnership, (iii) unspecified damages for breach of contract, and (vi) unspecified damages for various business torts and misrepresentation. The former general partner's motion for a temporary restraining order was denied on May 21, 1997. The intervening limited partners have alleged claims similar to those alleged by the former general partner. In September 1997, the Wendy's Partnership, the Company, MHG Food Service, MCC Food Service and Meritage Capital Corp. filed claims against the former general partner and its principal shareholders alleging (i) breach of contract, (ii) violation of SEC Rule 10b-5,
(iii) business defamation, (iv) tortious interference, and (v) breach of fiduciary duty. The consent of Wendy's International to MCC Food Service serving as the general partner was obtained on May 16, 1997.

ITEM 5. OTHER INFORMATION.

         On July 21, 1997, the Grand Haven Holiday Inn and Holiday Inns Franchising, Inc. entered into a voluntary termination agreement pursuant to which the Grand Haven Holiday Inn will leave the Holiday Inn system no later than October 15, 1997. After this time, the hotel will be independently operated under the name "Grand Harbor Resort & Yacht Club." The Company does not believe that ending its franchise affiliation with Holiday Inn will have a material effect on its operations, and, in fact, believes that this event will allow the Company to identify and market the hotel in a manner that will better compliment and accentuate its nautical surroundings, including the newly renovated 55-slip Grand Harbor Yacht Club which is adjacent to the hotel. Pursuant to the voluntary termination agreement, the Grand Haven Holiday Inn released Holiday Inn from all claims under the franchise agreement. Holiday Inn, in turn, agreed not to pursue any claims against the Grand Haven Holiday Inn for default or liquidated damages under the franchise agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit List.
                  -------------

Exhibit No.       Description of Document
-----------       --------------------------------------------------------------


    11            Statement re:  Computation of Per Share Earnings

    27            Financial Data Schedule.


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


Dated:  October 10, 1997       MERITAGE HOSPITALITY GROUP INC.



                               By  /s/  Christopher B. Hewett
                                   ------------------------------------------
                                        Christopher B. Hewett
                                        President and Chief Executive Officer


                               By  /s/  Pauline M. Krywanski
                                   ------------------------------------------
                                        Pauline M. Krywanski
                                        Vice President and Treasurer
                                        (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description of Document
-----------       -----------------------

   11             Statement re: Computation of Per Share Earnings.

   27             Financial Data Schedule.