Form 10-K
period 1997-11-30
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1998-02-27
CIK 808219

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting shares held by non-affiliates as of February 10, 1998 was $4,178,353 based on the average high and low bid price on the OTC Bulletin Board on that date.

As of February 10, 1998, there were outstanding 4,992,182 Common Shares of the Registrant.

================================================================================

                         MERITAGE HOSPITALITY GROUP INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                                           PAGE
                                                                                                 ----
         Item 1    - Business                                                                       3
         Item 2    - Properties                                                                    11
         Item 3    - Legal Proceedings                                                             13
         Item 4    - Submission of Matters to Vote of Security-Holders                             13

PART II

         Item 5    - Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                       14
         Item 6    - Selected Financial Data                                                       16
         Item 7    - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                 17
         Item 7A   - Quantitative and Qualitative Disclosures About Market Risk                    29
         Item 8    - Financial Statements and Supplementary Data                                   30
         Item 9    - Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure                                                  30

PART III

         Item 10   - Directors and Executive Officers of the Registrant                            31
         Item 11   - Executive Compensation                                                        33
         Item 12   - Security Ownership of Certain Beneficial Owners and Management                34
         Item 13   - Certain Relationships and Related Transactions                                35

PART IV

         Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                36

     Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

     Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue in order to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, factors discussed in conjunction with a forward-looking statement, changes in general economic conditions, competition, the ability to achieve cost reductions, the ability to dispose of certain assets at favorable prices, increases in general interest rates levels affecting the Company's interest costs (most of which are tied to general interest rate levels), the ability to refinance outstanding debt on favorable terms, and the ability to reduce or defer certain capital expenditures.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Meritage Hospitality Group Inc. ("Meritage" or "the Company") was incorporated in 1986 and is engaged in the hospitality business through its operation of two distinct business segments. The Company's Food Service Group operates 25 "Wendy's Old Fashioned Hamburgers" restaurants throughout Western and Southern Michigan. The Company's Lodging Group owns and operates two full service hotels in Michigan. Meritage's principal executive office is located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503. Its telephone number is (616) 776-2600 and its facsimile number is (616) 776-2776.

                               FOOD SERVICE GROUP

     In the Food Service Group, the Company owns, through a wholly owned subsidiary, a limited partnership known as Wendy's of Michigan which operates 25 "Wendy's Old Fashioned Hamburgers" restaurants throughout Western and Southern Michigan pursuant to franchise agreements with Wendy's International, Inc. Wendy's of Michigan is the successor to the Wendy's of West Michigan Limited Partnership (whose assets were acquired by Wendy's of Michigan) which was dissolved on January 30, 1998 (the "Dissolved Partnership"). MCC Food Service Inc., a wholly-owed subsidiary of Meritage Capital Corp. ("MCC") (the largest shareholder of Meritage), is the general partner of Wendy's of Michigan. Wendy's of Michigan employs approximately 900 people and reported revenue of approximately $27.1 million in fiscal 1997.

                                  LODGING GROUP

     In the Lodging Group, the Company owns and operates two full service hotels: the 149-room Thomas Edison Inn located on the St. Clair River in Port Huron, Michigan, and the 121-room Grand Harbor Resort located on the Grand River in Spring Lake, Michigan. Each hotel has a picturesque waterfront setting and seeks business and leisure travelers who desire full service accommodations, such as guest rooms and suites, a restaurant and cocktail lounge, and meeting/conference rooms. The Company also owned and operated the St. Clair Inn which was sold (along with certain associated assets) for $3,800,000 on November 30, 1997.

FOOD SERVICE GROUP

     The Company's 25 Wendy's restaurants are located in the Michigan counties of Allegan, Calhoun, Kalamazoo, Kent, Muskegon, Ottawa and Van Buren. Wendy's of Michigan (i) owns the land and buildings comprising five restaurants, (ii) leases the land and buildings comprising 19 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from one to 23 years. The ages of the restaurants range from two to 24 years. The restaurants are subject to encumbrances described in "Financing and Encumbrances".

     Menu

     Each Wendy's restaurant offers a diverse menu containing a variety of food items, featuring hamburgers, chicken sandwiches and pita sandwiches which are prepared to order with the customer's choice of condiments. The Wendy's menu also includes, among other things, baked and french fried potatoes, freshly prepared salads, soft drinks and "Frosty" desserts. Wendy's International maintains significant discretion over the menu items that may be offered in the Company's 25 Wendy's restaurants.

     Restaurants Layout and Operations

     The Company's 25 Wendy's restaurants typically range from 2,700 to 3,200 square feet with a seating capacity between 90 and 130 people, and are typically open from 10:30 a.m. until 10:00 p.m., with many restaurants open for extended evening hours. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. These restaurants also feature drive-through windows. Sales to drive-through customers accounted for approximately half of Wendy's of Michigan's total sales in fiscal 1997.

     A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the 25 Wendy's restaurants. Physical inventories of all food items are taken weekly, and inventories of critical food items are taken twice a day.


     Marketing and Promotion

     Wendy's International requires that at least 4% of restaurant sales be contributed to an advertising and marketing fund, 2.5% of which is used to benefit all restaurants owned and franchised by Wendy's International. The Wendy's National Advertising Program uses these moneys to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder of the fund must be used on local advertising. Wendy's of Michigan typically spends local advertising dollars in support of national television advertising, local television and radio advertising, print media, local promotions and community goodwill projects.

     Raw Materials

     The Company's 25 Wendy's restaurants comply with uniform recipe and ingredient specifications provided by Wendy's International, and purchase their food and beverage inventories and restaurant supplies from independent vendors approved by Wendy's International. Except for the New Bakery Co. of Ohio, Inc., a wholly-owned subsidiary of Wendy's International, Wendy's International does not sell food or supplies to its franchisees. Wendy's of Michigan purchases its sandwich buns from local bakeries, and its soft drink products from the Coca-Cola Company and its affiliates.

     The Company has not experienced any significant shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. While no such shortages are anticipated, the Company believes that alternate suppliers are available if any shortage were to occur.

     Relationship with Wendy's International

     Wendy's of Michigan operates pursuant to a consent agreement and 25 franchise agreements (one for each restaurant) with Wendy's International. These agreements grant privileges such as the right to utilize Wendy's International's trademarks, service marks, designs and other proprietary rights (such as "Wendy's" and "Wendy's Old Fashioned Hamburgers") in connection with the operation of its 25 Wendy's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, and general operating procedures. The franchise agreements currently in place generally expire in 20 years. Subject to certain conditions, the franchise agreements can be renewed for an additional 10 years.

     The franchise agreements with Wendy's International provide, among other things, that a change in the operational control of Wendy's of Michigan cannot occur without the prior consent of Wendy's International. In addition, any proposed sale of the Wendy's business, interests or franchise rights is subject to the consent and right of first refusal of Wendy's International. These agreements also grant Wendy's International wide discretion over many aspects of restaurant operations, and often require the consent of Wendy's International to carry out certain operational transactions. If Wendy's International's consent is required and not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely effect Meritage's growth strategy. If Meritage were to proceed without Wendy's International's consent, Wendy's International could terminate the franchise agreements or exercise its right to purchase the Wendy's restaurants at fair market value.

     Part of Meritage's business strategy is to expand its food service operations through the acquisition and development of additional Wendy's restaurants. In addition to paying monthly royalty fees, Meritage would be required to pay Wendy's International technical assistance fees upon the opening of new Wendy's restaurants. Meritage is permitted to develop new Wendy's restaurants and convert competitive units located in its designated market area (the Michigan counties of Allegan, Calhoun, Kalamazoo, Kent, Muskegon, Ottawa and Van Buren) subject to the standard expandability criteria and site standards of Wendy's International. Meritage is prohibited from acquiring or developing new Wendy's restaurants outside of the designated market area unless the prohibition is waived by Wendy's International in its sole and absolute discretion. Pursuant to its agreement with Wendy's International, Meritage is also limited in both the acquisition or development of other chain restaurant businesses. Wendy's International has restricted Meritage's involvement with any quick-service restaurants in Meritage's designated market area, and with any quick-service restaurants outside of Meritage's designated market area that sells chicken sandwiches, hamburgers or products similar to Wendy's International and which is located within a three mile radius of another Wendy's restaurant.

     The reputation of Meritage's 25 Wendy's restaurants are largely dependent on the Wendy's restaurant chain, which in turn is dependent upon the management and financial condition of Wendy's International and the reputation developed by Wendy's restaurants operated by other Wendy's franchisees. Should Wendy's International be unable to compete effectively with similar restaurant chains in the future, Meritage would be materially and adversely affected. Furthermore, many of the attributes which lead to the success of Wendy's operations are factors over which Meritage has no control, such as marketing, introduction of new products, quality assurance and other operational systems.

     Meritage cannot conduct its Wendy's operation without its affiliation with Wendy's International. Any termination of the franchise agreements would have a material adverse effect on Meritage's financial condition and results of operations.

     COMPETITION AND INDUSTRY CONDITIONS

     The food service industry serves as the nation's largest retail employer, providing jobs for over nine million people at over 730,000 locations in the United States. The growth rate of the quick-service segment has consistently exceeded that of the food service industry as a whole for more than 20 years. Historic changes in domestic lifestyles, favoring greater convenience, has significantly impacted this trend. Because of this growth rate, competition in the quick-service restaurant segment is intense and can be expected to increase.

     Most of the Company's Wendy's restaurants are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald's, Burger King and Taco Bell) which compete on the basis of price, service, location, food quality and menu variety. These competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their products. However, neither Wendy's International nor the Company believe this is a profitable long-term strategy.

     The following table compares the Company's average Wendy's restaurant same store sales to the average same store sales of Wendy's International's company-owned restaurants and to all Wendy's franchised restaurants.

     -------------- ------------------------ ------------------------ ---------------------------
         YEAR          MERITAGE OPERATED        WENDY'S OPERATED            ALL FRANCHISED
                          RESTAURANTS             RESTAURANTS *             RESTAURANTS *
     -------------- ------------------------ ------------------------ ---------------------------
         1996             $1,052,000               $1,049,000                   $978,000
     -------------- ------------------------ ------------------------ ---------------------------
         1997             $1,065,000               $1,110,000                 $1,002,000
     -------------- ------------------------ ------------------------ ---------------------------

     * Source: Wendy's International, Inc.

     The Company intends to achieve growth by (i) developing new Wendy's restaurants in its existing market, (ii) acquiring Wendy's restaurants in other markets, and (iii) increasing sales at all Wendy's restaurants operated by the Company. In addition, the Company is exploring other strategic acquisitions in the chain restaurant industry that would significantly increase the size of its Food Service Group.

     The restaurant industry is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues during those months. During fiscal 1997, food service revenue generated by quarter was as follows: first quarter - 22%; second quarter - 26%; third quarter - 27%; and fourth quarter - 25%.

     RISKS AND GOVERNMENTAL REGULATIONS

     The Company's Food Service Group is subject to numerous risks inherent in the food service industry. These include, among others, changes in local and national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; fluctuating insurance rates; the availability of an adequate number of hourly-paid employees; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Wendy's restaurants are subject to extensive federal, state and local government regulations relating to, among other things, zoning and the operation of its restaurants. Congress recently passed the Minimum Wage Bill which revised the minimum wage to $5.15 per hour as of September 1, 1997. Further changes regarding minimum wage or other laws governing the relationship with employees (e.g. overtime wage and health care coverage) could have an adverse effect on the operations of the Food Service group.

     The Wendy's restaurants are also subject to public health certification regarding the preparation and sale of food. The Company believes its operations would be adversely affected if these permits were terminated. The Company does not anticipate, however, that its permits will be terminated.

LODGING GROUP

     The Company's hotels are full service properties that attract business and leisure travelers. Each hotel provides fully appointed guest rooms and numerous amenities and services including a restaurant and cocktail lounge, meeting/conference rooms, a swimming pool and fitness facility. Approximately 340 employees are involved in the operation of the two hotels, none of whom are members of a labor union or part of a collective bargaining unit.

     The following table summarizes key information for each hotel property:

                                                  Thomas Edison Inn                  Grand Harbor Resort
                                                  -----------------                  -------------------
    Location in Michigan                             Port Huron                    Grand Haven/Spring Lake
    Number of guest rooms                               149                                  121
    Year built                                          1987                                 1969

    Date acquired by Meritage                        July 1987                           October 1985
    Capital improvements during
      the year ended                                  $67,000                             $485,000
      November 30, 1997
    For the year ended November 30, 1997:
    Average occupancy                                    63.4%                                52.6%
    Average daily rate                                $ 81.04                             $  75.46
    Total room revenue/total
    available rooms (RevPAR)                          $ 51.38                             $  39.72


Thomas Edison Inn

     The Thomas Edison Inn, which opened in 1987, is located on approximately 7 acres bordering the St. Clair River in Port Huron, Michigan. The hotel has 149 guest rooms, a 250 seat restaurant that overlooks the St. Clair River and Lake Huron, a 150 seat cocktail lounge, and a variety of meeting/conference rooms accommodating up to 500 people. Other facilities include an indoor swimming pool, a pool side whirlpool, and a health club and retail shops leased to third party vendors. The hotel's room revenue is derived from business and leisure travelers. The hotel's food and beverage facilities are heavily patronized by local clientele which results in food and beverage revenues significantly higher than industry norms for similar size hotels. In 1996 and 1997, the hotel underwent a $717,000 renovation which included certain building improvements and the installation of point-of-sale, property management and telephone systems.

Grand Harbor Resort

     The Grand Harbor Resort (formerly known as the Grand Haven Holiday Inn), which opened in 1969, is located on approximately 4 acres bordering the Grand River in Spring Lake, Michigan. The hotel has 121 rooms, a 185 seat restaurant that overlooks the Grand River, a 125 seat cocktail lounge, and a variety of meeting/conference rooms accommodating up to 300 people. Other facilities include an outdoor and indoor swimming pool. The Grand Harbor Yacht Club, a newly renovated 55-slip marina condominium project owned by the Company, borders the property. The hotel's market mix is similar to that of the Thomas Edison Inn, and the hotel also derives substantial food and beverage revenue from local clientele. In 1996 and 1997, the hotel underwent a $1,185,000 renovation whereby, among other things, the exterior of the hotel was redesigned and renovated to compliment and accentuate its nautical surroundings.

     The hotels are subject to encumbrances described in "Financing and Encumbrances."

     COMPETITION AND INDUSTRY CONDITIONS

     The lodging industry is highly competitive. Since 1993, the industry has been steadily recovering from the recession of the early 1990's and the over-building of the late 1980's. Occupancy and average daily rates have consistently increased since 1993. New hotel construction has increased rapidly since the early 1990's. However, industry sources warn that while demand continues to increase, supply (especially within the past two years) is increasing quicker than overall demand resulting in occupancy rates that are beginning to trend downward. Industry sources predict that demand will continue an upward trend in 1998. But due to the rapid growth in supply, industry sources forecast that occupancy rates and profits may experience a general decline in 1998.

     The following table illustrates the percentages of occupancy for 1996 and 1997 as compared to the state and national occupancy rate for independent hotels:

    --------------- ---------------------- ----------------------- ----------------------- ------------------------
     FISCAL YEAR      THOMAS EDISON INN     GRAND HARBOR RESORT      MICHIGAN AVERAGE*        NATIONAL AVERAGE*
    --------------- ---------------------- ----------------------- ----------------------- ------------------------
         1996               65.5%                  57.7%                   53.4%                    56.9%
    --------------- ---------------------- ----------------------- ----------------------- ------------------------
         1997               63.4%                  52.6%                   53.0%                    57.0%
    --------------- ---------------------- ----------------------- ----------------------- ------------------------

     * Source: Smith Travel Research

     The following table illustrates the average daily room rates for the Company's hotels during 1996 and 1997 as compared to the state and national average for independent hotels:

    ---------------- --------------------- ------------------------ ----------------------- -----------------------
      FISCAL YEAR     THOMAS EDISON INN      GRAND HARBOR RESORT      MICHIGAN AVERAGE*       NATIONAL AVERAGE*
    ---------------- --------------------- ------------------------ ----------------------- -----------------------
         1996              $ 80.48                 $ 71.02                 $ 61.05                 $ 68.75
    ---------------- --------------------- ------------------------ ----------------------- -----------------------
         1997              $ 81.04                 $ 75.46                 $ 63.66                 $ 73.66
    ---------------- --------------------- ------------------------ ----------------------- -----------------------

     * Source: Smith Travel Research

     The following table illustrates the revenue per available room (RevPAR) for the Company's hotels during 1996 and 1997 as compared to the state and national average for independent hotels:

    --------------- ---------------------- ----------------------- ----------------------- ------------------------
     FISCAL YEAR      THOMAS EDISON INN     GRAND HARBOR RESORT      MICHIGAN AVERAGE*        NATIONAL AVERAGE*
    --------------- ---------------------- ----------------------- ----------------------- ------------------------
         1996              $ 52.75                $ 40.94                 $ 32.60                  $ 39.19
    --------------- ---------------------- ----------------------- ----------------------- ------------------------
         1997              $ 51.38                $ 39.72                 $ 33.74                  $ 41.99
    --------------- ---------------------- ----------------------- ----------------------- ------------------------

     * Source: Smith Travel Research

     The Company's hotels compete with a wide range of lodging facilities offering various types of hospitality related services to the public. The competition includes several national and regional hotel chains offering a variety of accommodations, amenities and levels of service, as well as independent hotels in each market segment. Business at the hotels varies seasonally. Historically, demand has been greatest during the summer, resulting in higher revenues during the Company's third fiscal quarter. During fiscal 1997, lodging revenue generated by quarter was as follows: first quarter - 21%; second quarter - 22%; third quarter - 35%; and fourth quarter - 22%.

     The Company operates the dominant full service hotels in its respective markets. In an attempt to maintain its market share, the Company has expanded its sales and marketing programs and made significant capital improvements. In recent years, most newly constructed hotels in the Company's markets have been limited service hotel properties which offer mid-priced or economy level room rates. The Company anticipates increased competition in its markets as a result of these new properties.

     RISKS AND GOVERNMENTAL REGULATIONS

     The Company's Lodging Group is subject to all the risks inherent in the lodging industry. These include, among others, changes in local and national economic conditions; changes in federal, state and local government regulations relating to the operation of the hotels and its restaurants; changes in travel patterns, severe weather; changes in interest rates; fluctuating insurance rates; the availability of an adequate number of hourly-paid employees; and the recurring need for renovation and capital improvements. Because of the high level of fixed costs required to operate full service hotels, certain significant expenditures cannot generally be reduced when circumstances cause a reduction in revenue. The Lodging Group is also sensitive to laws governing relationships with its employees such as minimum and overtime wage laws, insurance coverage requirements, and working conditions. Congress recently passed the Minimum Wage Bill which revised the minimum wage to $5.15 per hour as of September 1, 1997. Further changes regarding minimum wage or health care coverage could have an adverse effect on the operations of the Company's hotels.

     The hotel, restaurant and lounge operations within the Company's Lodging Group are also subject to licensing requirements, including, but not limited to, public health certification and liquor licenses. The Company believes its operations would be adversely affected if these licenses or permits were terminated. The Company does not anticipate that its licenses or permits will be terminated.

     SALE OF HOTEL PROPERTIES

     Market conditions in fiscal 1997 presented the Company with an opportune time to explore the sale of one or more of its hotels. Also, any sale would be consistent with the Company's desire to focus on the expansion and diversification of its chain restaurant business. On November 30, 1997, the Company's wholly-owned subsidiary sold the St. Clair Inn and certain associated assets for $3,800,000. This sale resulted in a pre-tax gain for Meritage of $1,479,095 and a reduction of long-term debt by approximately $3,200,000. In addition, another of the Company's wholly-owned subsidiaries has entered into a definitive agreement regarding the sale of the Thomas Edison Inn and certain associated assets for $12,200,000. A non-refundable $500,000 deposit has been paid by the prospective purchaser. If this sale is closed (and there are no assurances that the sale will close), the Company will realize a pre-tax gain of approximately $2,000,000 and a long-term debt reduction of approximately $9,000,000. The Company is also exploring the sale of the Grand Harbor Resort and the Grand Harbor Yacht Club.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS


--------------------------------- ---------------- ----------------- ------------------
                                        1997              1996               1995
--------------------------------- ---------------- ----------------- ------------------
Revenue:
--------------------------------- ---------------- ----------------- ------------------
  Lodging Group                     $  14,034,053     $  14,762,822     $  14,441,020
--------------------------------- ---------------- ----------------- ------------------
  Food Service Group                   27,135,585         2,122,040              *
--------------------------------- ---------------- ----------------- ------------------

Operating Profit or (Loss):
--------------------------------- ---------------- ----------------- ------------------
  Lodging Group                        (1,100,290)         (966,885)       (2,043,858)
--------------------------------- ---------------- ----------------- ------------------
  Food Service Group                    1,062,644            (8,136)             *
--------------------------------- ---------------- ----------------- ------------------

--------------------------------- ---------------- ----------------- ------------------
Identifiable Assets:
--------------------------------- ---------------- ----------------- ------------------
  Lodging Group                        22,447,585        22,853,177        17,983,503
--------------------------------- ---------------- ----------------- ------------------
  Food Service Group                    9,025,681         9,075,687              *
--------------------------------- ---------------- ----------------- ------------------

* The Company's Food Service Group commenced operations on November 1, 1996.

OTHER ASSETS

     The Company has other assets which do not directly relate to its hospitality business. These assets include (i) approximately 5.5 acres of undeveloped land adjacent to the Thomas Edison Inn, (ii) the Grand Harbor Yacht Club, a 55-slip marina condominium development which borders the Grand River adjacent to the Grand Harbor Resort, (iii) $5.1 million in life insurance policies on the life of the Company's former President and Chief Executive Officer, and (iv) a note receivable from the sale of shares in the outstanding principal amount of $9,750,000. Except for the note receivable, the Company intends to sell all of these assets to raise additional funds which may be used to pay down the Company's long-term indebtedness or fund acquisitions, capital expenditures or other corporate purposes.

     The undeveloped land adjacent to the Thomas Edison Inn is among the assets to be sold in the agreement regarding the sale of the Thomas Edison Inn described in "Sale of Hotel Properties" above.

ITEM 2. PROPERTIES.

     For a description of the properties that are owned and operated by the Company and its subsidiaries, see Item 1.

     The Company leases approximately 4,600 square feet of office space located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503 as its corporate headquarters, the executive office of Wendy's of Michigan, and the registered office of the Company and its subsidiaries. Wendy's of Michigan also leases approximately 4,000 square feet of office space located at 4613 West Main, Kalamazoo, Michigan 49006 as its operating headquarters.

     The Company believes that its properties are adequately covered by insurance.

FINANCING AND ENCUMBRANCES

     On February 26, 1996, the Company entered into an agreement with Great American Life Insurance Company ("GALIC"), an affiliate of American Financial Group, Inc., to refinance all of its mortgage debt. The Company executed two promissory notes in favor of GALIC in the principal amount of $12,000,000 ("Loan A") and $3,000,000 ("Loan B"), respectively.

     On October 31, 1996, the Company entered into Amendment No. 1 to the loan agreement with GALIC to obtain an additional $3,000,000 mortgage loan ("Loan C"). The proceeds from Loan C were used to pay for the limited partnership units of the Dissolved Partnership acquired in a tender offer conducted in the fall of 1996 and the costs associated therewith.

     On November 26, 1996, the Company entered into a new loan agreement with GALIC to replace the existing loan agreement and restructure the Company's total indebtedness. Loan A was refinanced and an additional $2,000,000 was borrowed ("Loan I"). Loan I is with the subsidiaries of the Company and is secured by a first mortgage lien on the Company's hotels and a first priority security interest in the hotel personal property. Loan I is guaranteed by the Company. The loan terms were modified effective November 1, 1997, bearing a fixed interest rate of 10.3% through October 31, 1997 and 11.25% thereafter, and requiring equal monthly payments of principal and interest of $137,897 through October 1997. Effective December 1, 1997, the required equal monthly payments of principal and interest decreased to $118,724 (based upon a 20 year amortization as calculated on the remaining balance of Loan I after the principal payment of $3,050,000 following the sale of the St. Clair Inn) through December 1, 2003. At that time, the loan matures and any remaining unpaid principal and interest will be due. Loan I may not be prepaid, in whole or in part, within 48 months, except in the event of the sale of one of the hotels, in which case the prepayment amount is an amount equal to a predetermined release price for the property being sold plus a prepayment premium. The prepayment premium is 3% if the sale occurs before November 27, 1998; 2% if the sale is on or after November 27, 1998 but before November 27, 1999; and 1% if the sale is on or after November 27, 1999 but before November 27, 2000. If any sale occurs between November 27, 2000 and November 27, 2002, Loan I may be prepaid with a "make whole premium" as defined in the loan agreement.

     At the same time, Loan B and Loan C (together totaling $5,250,000) were combined into one loan ("Loan II"). Loan II is with the Company and certain of its subsidiaries, and bears an interest rate of prime (based on The Provident Bank - Cincinnati, Ohio) plus 8%, fully floating. Loan II has a maturity date of June 1, 2002, with monthly payments of interest only during the first year; principal payments of $50,000 plus accrued interest from January 1, 1998 through March 1, 1998; and principal payments of $100,000 plus accrued interest thereafter. Loan II may be prepaid in whole or in increments of $100,000 upon payment of all accrued interest plus a prepayment premium of 10% of the principal balance so prepaid, except that no prepayment premium shall be payable if GALIC requires such prepayment from the proceeds resulting from the disposition of certain collateral securing Loan II. Loan II is secured by a second priority mortgage lien on the hotels; by a first priority security interest on undeveloped land adjacent to the Thomas Edison Inn, and the Grand Harbor Yacht Club; by a collateral assignment of all life insurance policies owned by the Company on the life of Mr. Reynolds; by an assignment of the Secured Promissory Note in the principal amount of $9,750,000 payable by MCC to the Company; by the Company's pledge of the common stock of each of its subsidiaries; and by the Company's pledge of its partnership interests in Wendy's of Michigan. Both Loan I and II contain cross-default provisions.

     On May 23, 1997, the Company entered into Amendment No. 1 to the loan agreement with GALIC to obtain an additional $875,000 mortgage loan ("Loan III"). The proceeds from Loan III are being utilized to complete the improvements to the marina condominium project being developed by the Company's subsidiary, Grand Harbor Yacht Club Inc., which is adjacent to the Grand Harbor Resort. The loan, as modified effective November 1, 1997, bears an interest rate of prime plus 1%, fully floating through October 31, 1997 and 11.25% thereafter. Monthly payments of interest are required. Principal payments of $35,000 are required at the time of the sale of any of the marina condominium units. Any remaining outstanding balance of principal and accrued interest is due September 1, 2000. Loan III is secured by the following: a mortgage on the real property and marina facility owned by the Grand Harbor Yacht Club; third priority mortgages on the real property owned by the Grand Harbor Resort and the Thomas Edison Inn; a security agreement in all personal property owned by the Grand Harbor Yacht Club; a guaranty executed by Meritage, Thomas Edison Inn, MHG Food Service and Grand Harbor Resort; and an assignment of certain construction agreements, management agreements, permits and contracts. Loan III also contains cross-default provisions.

     On September 30, 1997 the Company entered into Amendment No. 2 to the loan agreement with GALIC and obtained a moratorium on payments due in the last three months of 1997 on the mortgage loans (Loans I, II, and III). Also, interest rates were adjusted on Loans I and III as discussed above. Based on the terms of the loan agreement, the principal and interest payment moratorium extends to the payments due on the note payable to the Company's Chairman of the Board. Additionally, Amendment No. 2 grants a waiver of certain financial covenants through December 31, 1998.

     The loan agreement contains a covenant that requires that (i) Christopher
B. Hewett, or another person acceptable to GALIC, serve as the Company's President and Chief Executive Officer, (ii) Mr. Hewett own not less than 50% of MCC, and (iii) MCC own and control at least 25% of the Company's issued and outstanding Common Shares, or in the event of an issuance of Common Shares by the Company, that MCC own more Common Shares than any other person or group acting in concert and have sufficient control to cause the election of persons nominated by MCC as a majority of the Company's directors.

     Wendy's of Michigan has a revolving term loan agreement with First of America Bank-Michigan, N.A. with permitted (amortized) borrowing of up to $2,727,802. The loan requires monthly payments of $43,313 based on a ten year amortization including interest at 1% over prime. The revolving loan agreement allows Wendy's of Michigan to apply its excess cash against the loan balance to reduce the interest charged on the loan. As of November 30, 1997, the loan was paid down to a balance of $2,037,111. The loan is secured by substantially all the assets of Wendy's of Michigan and guaranteed by Meritage.

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

     On December 5, 1996, the Company received a notice from the Internal Revenue Service that approximately $2.1 million, which Meritage deducted as a business expense in connection with litigation in 1995 and 1996 relating to the replacement and restructuring of former management, should be treated as a capital expenditure and, therefore, disallowed as a deduction. Meritage vigorously contested the disallowance. In January 1998, Meritage and the IRS reached a settlement whereby the IRS agreed to reduce its claim by 65% resulting in a total tax liability for the Company of approximately $76,000. This tax liability will be offset by the Company's net operating loss available for carry-back and, therefore, should have no impact on the Company's financial statements or cash flow.

     On May 19, 1997, a majority limited interest of the Dissolved Partnership (the former operator of the Company's 25 Wendy's restaurants) removed Wendy's West Michigan, Inc. as general partner of the Dissolved Partnership and appointed MCC Food Service, an affiliate of Meritage, as the substitute general partner. This action was carried out in connection with Meritage's acquisition of a controlling interest in the Dissolved Partnership, and in accordance with Meritage's representations during its tender offer in September 1996 that it may remove the general partner and substitute itself or its designee as the new general partner. On May 21, 1997, the former general partner commenced a lawsuit against Meritage, MHG Food Service, MCC Food Service, Meritage Capital Corp. and Meritage's principal officers (Case No. 97-05360-CB, Kent County (Michigan) Circuit Court). The former general partner and its principal shareholders sought, among other things, (i) a declaration that Wendy's West Michigan, Inc. is the general partner of the Dissolved Partnership, (ii) injunctive relief in the form of a temporary restraining order or a preliminary injunction which would prohibit the defendants from participating in the management of the Dissolved Partnership, (iii) unspecified damages for breach of contract, and (iv) unspecified damages for various business torts and misrepresentation. The former general partner attempted to assert claims on behalf of the Dissolved Partnership as well. The former general partner's motion for a temporary restraining order was denied on May 21, 1997. Three limited partners and a former limited partner intervened into the lawsuit. In September 1997, the Dissolved Partnership, Meritage, MHG Food Service, MCC Food Service and Meritage Capital Corp. filed claims against the former general partner and its principal shareholders alleging (i) breach of contract, (ii) violation of SEC Rule 10b-5, (iii) business defamation, (iv) tortious interference, and (v) breach of fiduciary duty. In January 1998, the former general partner filed a motion to enjoin the dissolution of the Dissolved Partnership. The Court denied this motion and the Dissolved Partnership was thereafter dissolved on January 30, 1998. Wendy's International has consented to MCC Food Service serving as the general partner and to the dissolution of the Dissolved Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Meritage's Common Shares are quoted on the OTC Bulletin Board under the symbol "MHGI" and listed on the Chicago Stock Exchange under the symbol "MHG." Prior to October 18, 1995, there was no established public trading market for the Company's Common Shares.

     The following table sets forth the high and low bid prices for the Company's Common Shares for the two most recent fiscal years as quoted on the OTC Bulletin Board:

     ---------------------------------------------- ----------- -----------
                                                       HIGH        LOW
     ---------------------------------------------- ----------- -----------
     FISCAL YEAR ENDED NOVEMBER 30, 1996
     ---------------------------------------------- ----------- -----------
             First Quarter                            $ 7.13      $ 5.50
     ---------------------------------------------- ----------- -----------
             Second Quarter                           $ 6.38      $ 5.63
     ---------------------------------------------- ----------- -----------
             Third Quarter                            $ 6.38      $ 4.25
     ---------------------------------------------- ----------- -----------
             Fourth Quarter                           $ 6.25      $ 4.25
     ---------------------------------------------- ----------- -----------


     ---------------------------------------------- ----------- -----------
                                                       HIGH        LOW
     ---------------------------------------------- ----------- -----------
     FISCAL YEAR ENDED NOVEMBER 30, 1997
     ---------------------------------------------- ----------- -----------
             First Quarter                            $ 6.25      $ 5.38
     ---------------------------------------------- ----------- -----------
             Second Quarter                           $ 5.25      $ 4.00
     ---------------------------------------------- ----------- -----------
            Third Quarter                             $ 4.00      $ 2.63
     ---------------------------------------------- ----------- -----------
            Fourth Quarter                            $ 3.25      $ 2.63
     ---------------------------------------------- ----------- -----------

     The following table sets forth the high and low sales prices for the Company's Common Shares beginning on October 22, 1996 (the first day of trading) and ending on November 30, 1997 (the last day of fiscal 1997) as reported by the Chicago Stock Exchange:

     ---------------------------------------------- ----------- -----------
                                                       HIGH        LOW
     ---------------------------------------------- ----------- -----------
     FISCAL YEAR ENDED NOVEMBER 30, 1996
     ---------------------------------------------- ----------- -----------
             October 22, 1996 - November 30, 1996     $ 6.25      $ 5.63
     ---------------------------------------------- ----------- -----------
     FISCAL YEAR ENDED NOVEMBER 30, 1997
     ---------------------------------------------- ----------- -----------
             First Quarter                            $ 5.63      $ 5.38
     ---------------------------------------------- ----------- -----------
             Second Quarter                           $ 5.25      $ 4.50
     ---------------------------------------------- ----------- -----------
             Third Quarter                            $ 4.00      $ 3.25
     ---------------------------------------------- ----------- -----------
             Fourth Quarter                           $ 3.50      $ 3.50
     ---------------------------------------------- ----------- -----------

HOLDERS

     As of February 10, 1998, there were approximately 900 record holders of the Company's Common Shares, which the Company believes represents approximately 1,700 beneficial holders.

DIVIDENDS

     No dividends on Meritage's Common Shares were paid in fiscal 1997. Pursuant to the Company's loan agreement with GALIC (see Item 2 "Financing and Encumbrances"), the Company may not pay any further Common Share dividends without GALIC's consent until Loan II has been paid in full. The Company does not intend to pay any dividends on its Common Shares in 1998. Cash dividends on Common Shares for the two most recent fiscal years are set forth below:

---------------------------------------- ------------------------------------- ------------------------------------
           DATE OF DIVIDEND                           PER SHARE                        TOTAL CASH DIVIDEND
---------------------------------------- ------------------------------------- ------------------------------------
              April 1996                                $ 0.50                             $ 1,510,075
---------------------------------------- ------------------------------------- ------------------------------------

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth the selected financial information of the Company.

(In thousands except for per share information)

                                                                 YEAR ENDED NOVEMBER 30,
                                               ---------------------------------------------------------------
                                                 1997          1996          1995          1994          1993
                                               --------      --------      --------      --------      -------
Total revenue                                  $ 41,170      $ 16,885      $ 14,441      $ 15,360      $14,245

Earnings (loss) from operations                $   (195)     $   (975)     $ (2,044)     $  1,309      $ 1,064

Earnings (loss) before extraordinary
  item and cumulative effect of
  change in accounting principle               $ (1,514)     $ (1,926)     $ (2,049)     $     90      $   230

Net earnings (loss)                            $ (1,691)     $ (1,926)     $ (2,049)     $    (27)     $   230

Preferred stock dividends                      $    102            --            --            --           --

Net earnings (loss) on common shares           $ (1,793)     $ (1,926)     $ (2,049)     $    (27)     $   230

Earnings (loss) per common share
  Before extraordinary item and cumulative
  effect of change in accounting principle     $  (0.50)     $  (0.62)     $  (1.13)     $   0.06      $  0.15

  After extraordinary item and cumulative
  effect of change in accounting principle     $  (0.56)     $  (0.62)     $  (1.13)     $  (0.02)     $  0.15


Property & equipment                           $ 18,979      $ 21,757      $ 13,218      $ 13,645      $14,068

Total assets                                   $ 31,473      $ 31,929      $ 17,984      $ 19,688      $20,004

Long-term obligations (1)                      $ 25,894      $ 24,293      $ 11,443      $ 12,647      $12,905


Cash dividends declared per common share       $   0.00      $   0.50      $   0.00      $   0.00      $  0.00


(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Comparison of Years Ended November 30, 1997 and 1996

                                  LODGING GROUP

     The following summarizes the results of operations for the Lodging Group for the years ended November 30, 1997, 1996 and 1995.

                                                                    Statements of Operations
                                                                    ------------------------

                                                    $ in Thousands                             %  of Revenue
                                                    --------------                             -------------

                                            1997          1996          1995           1997        1996        1995
                                          -------------------------------------       ------------------------------
Revenue
   Room revenue                           $  6,096      $  6,282      $  5,999         43.5%       42.6%       41.5%
   Food and beverage revenue                 7,022         7,786         8,246         50.0        52.7        57.1
   Telephone and sundry revenue                916           695           196          6.5         4.7         1.4
                                          --------      --------      --------        -----       -----       -----

     Total revenue                          14,034        14,763        14,441        100.0       100.0       100.0

Costs and expenses
   Cost of food and beverages                2,457         2,700         2,864         17.5        18.3        19.8
   Operating expenses                        8,546         8,166         7,215         60.9        55.3        50.0
   General and administrative                2,964         3,854         4,980         21.1        26.1        34.5
   Depreciation and amortization             1,167         1,010         1,427          8.3         6.8         9.9
                                          --------      --------      --------        -----       -----       -----

     Total costs and expenses               15,134        15,730        16,485        107.8       106.6       114.2
                                          --------      --------      --------        -----       -----       -----

Loss from operations                        (1,100)         (967)       (2,044)        (7.8)       (6.6)      (14.2)

Other income (expense)
   Interest expense                         (2,499)       (1,605)       (1,355)       (17.8)      (10.9)       (9.4)
   Interest income                             580           658           387          4.1         4.5         2.7
   Gain (loss) on sale of assets             1,418            (7)          242         10.1        (0.0)        1.7
                                          --------      --------      --------        -----       -----       -----

                                              (501)         (954)         (727)        (3.6)       (6.4)       (5.0)
                                          --------      --------      --------        -----       -----       -----

Loss before federal income tax and
  extraordinary item                        (1,601)       (1,921)       (2,771)       (11.4)      (13.0)      (19.2)

Federal income tax benefit                     (15)          (20)         (721)        (0.1)       (0.1)       (5.0)
                                          --------      --------      --------        -----       -----       -----

Loss before extraordinary item              (1,586)       (1,901)       (2,049)       (11.3)      (12.9)      (14.2)

Extraordinary item - loss on early
  extinguishment of debt - net of tax          177            --            --          1.3         0.0         0.0
                                          --------      --------      --------        -----       -----       -----

Net loss                                  $ (1,763)     $ (1,901)     $ (2,049)       (12.6%)     (12.9%)     (14.2%)
                                          --------      --------      --------        -----       -----       -----

REVENUE

     Total revenue for the Lodging Group was $14,034,053 for fiscal 1997 compared to

$14,762,822 for fiscal 1996, a decrease of 4.9%. The following table outlines revenues (excluding sundry and telephone) by category:

                                 1997            1996         $ Decrease     % Decrease
                              -----------     -----------     ----------     ----------
Room revenue                  $ 6,095,723     $ 6,281,711     $(185,988)        (3.0%)

Food and beverage revenue       7,021,466       7,786,154      (764,688)        (9.8%)
                              -----------     -----------     ---------

     Total                    $13,117,189     $14,067,865     $(950,676)        (6.5%)
                              -----------     -----------     ---------

     The decrease in room revenue was attributable to a decrease in hotel occupancy from 60.6% in fiscal 1996 to 58.7% in fiscal 1997. The decrease in occupancy was partially offset by an increase in the overall average daily rate of $4.36 (5.6%), from $77.40 in fiscal 1996 to $81.76 in fiscal 1997.

     The decline in hotel occupancy was primarily attributable to increased competition. Specifically, the hotels are experiencing the impact of new limited service hotels which are targeting the price sensitive guest by offering lower rates. In addition to the increased competition, the Grand Harbor Resort and the adjacent Grand Harbor Yacht Club were under renovation during the past year causing a negative impact on room revenue.

     The decrease in food and beverage revenue of 9.8% from fiscal 1996 to fiscal 1997 was also primarily attributable to increased competition in the area. Catering sales declined at the Thomas Edison Inn and St. Clair Inn due to the opening of two new banquet facilities in their market area. Additionally, a new restaurant located a short distance from the St. Clair Inn was in operation throughout fiscal 1997. While increased competition was the primary reason for the decline in food and beverage revenue, certain changes in lounge entertainment and menu offerings at the St. Clair Inn were not well received by the local clientele, thus compounding the impact of increased competition.

     The Company has addressed the effect of the increased competition by implementing new marketing programs, hiring locally experienced sales personnel and by continually reviewing and updating its menu offerings. Although the long-term results of these marketing efforts cannot be determined at this time, food and beverage revenue decreased only 1.3% during the last six months of fiscal 1997 compared to an 18.5% decrease for the first six months of fiscal 1997, compared to the same periods in fiscal 1996.

     Telephone and other revenue increased $221,908 (31.9%), from $694,957 in fiscal 1996 to $916,865 in fiscal 1997. The increase in other revenue was primarily attributable to the sale of four marina condominium units for $229,700 in fiscal 1997. Increased telephone revenue in fiscal 1997 was offset by a reduction in other income from fiscal 1996 which included the recognition of significant income from expired gift certificates.

COST OF FOOD AND BEVERAGES

     Cost of food and beverages as a percentage of food and beverage revenue for fiscal 1997 was 35.0% compared to 34.7% in fiscal 1996. The slight increase in cost of food and beverages was attributable to the decline in catering functions at the hotels, which have a relatively lower cost.

OPERATING EXPENSES

     Operating expenses for fiscal 1997 and fiscal 1996 were $8,546,219 and $8,166,380, respectively, an increase of $379,839 (4.7%). As a percentage of total revenue, operating expenses increased 5.6 percentage points, from 55.3% in fiscal 1996 to 60.9% in fiscal 1997. The increase in fiscal 1997 compared to fiscal 1996 is partially due to a one-time accounting adjustment of approximately $171,000 which decreased property tax expenses in 1996. Cost of marina condominium unit sales and an increase in property tax expenses in fiscal 1997 resulted in increased operating expenses of approximately $176,000 in fiscal 1997 compared to fiscal 1996.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $889,614 (23.1%), from $3,853,537 in fiscal 1996 to $2,963,923 in fiscal 1997. The decrease in fiscal 1997 compared to fiscal 1996 was partially due to approximately $375,000 of non-recurring expenses including legal and professional fees and relocation costs incurred in 1996 in connection with the replacement and restructuring of management of the Company. Also contributing to the decrease was a reduction in year-end bonuses. The remaining decrease was due to a significant reduction in other legal and professional fees in fiscal 1997 compared to fiscal 1996.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $157,218, from $1,009,771 in fiscal 1996 to $1,166,989 in fiscal 1997. The increase was attributable to significant property, plant and equipment additions in the second half of 1996 which were depreciated for the full year in fiscal 1997.

INTEREST EXPENSE

     Interest expense in fiscal 1997 and 1996 was $2,499,438 and $1,605,047 respectively. The increase of $894,391 from fiscal 1996 to fiscal 1997 was due to additional borrowings. The additional debt included acquisition financing relating to the acquisition of the units of the Dissolved Partnership in October 1996 and the development of the marina condominium project at the Grand Harbor Yacht Club in 1997. See "Liquidity and Capital Resources," Item 2 "Financing and Encumbrances," and Note G to the Meritage financial statements for details of the Company's long-term debt.

INTEREST INCOME

     Interest income decreased from $658,007 in fiscal 1996 to $580,095 in fiscal 1997. The decrease in interest income was due to a decrease in cash and cash equivalents during fiscal 1997. The decrease was also attributable to the reduction in note receivable interest income from the sale of stock due to the reduction in the note receivable as a result of a $750,000 principal payment received in May 1996.

GAIN ON SALE OF ASSETS

     The Company sold substantially all of the hotel assets of the St. Clair Inn on November 30, 1997 for $3,800,000. The sale resulted in a pre-tax gain of $1,479,095 before the extraordinary charge of $177,291 related to a prepayment penalty and the write off of existing finance costs on the related long-term debt. The Company ceased operating the hotel on November 30, 1997, which had revenue of approximately $3,854,000 during fiscal 1997.

                               FOOD SERVICE GROUP

     On October 31, 1996, the Company acquired a majority interest in the Dissolved Partnership. At November 30, 1997, the Company owned approximately 54% of the Dissolved Partnership, all of which was acquired in fiscal 1996. Because of this acquisition, the results of operations of the Wendy's business have been included in the Company's Consolidated Statements of Operations beginning November 1, 1996. Below is a summary of the results of the Food Service Group (comprised of the Dissolved Partnership) for the year ended November 30, 1997 and unaudited pro forma results for comparative purposes for the year ended November 30, 1996. Because the Dissolved Partnership was not a wholly owned subsidiary during fiscal 1997 and because its daily operations are managed separately, the Dissolved Partnership has its own administrative expenses related solely to its operations. Therefore, all executive level general and administrative expenses of the Company are included in the Lodging Group operations.

                                                                           (Unaudited Pro Forma)
                                                  Year Ended                      Year Ended
                                               November 30, 1997              November 30, 1996
                                        -----------------------------   ----------------------------

                                       $ in Thousands    % of Revenue   $ in Thousands   % of Revenue
                                       --------------    ------------   --------------   ------------
Revenue
Net revenue
     Food and beverage revenue            $ 26,860            99.0%       $ 26,406            99.0%
     Other revenue                             276             1.0             263             1.0
                                          --------           -----        --------           -----
         Total revenue                      27,136           100.0          26,669           100.0

Cost and expenses
     Cost of food and beverages              7,673            28.3           7,803            29.3
     Operating expenses                     16,179            59.6          15,903            59.6
     General and administrative              1,362             5.0           1,149             4.3
     Depreciation and amortization             859             3.2             843             3.2
                                          --------           -----        --------           -----
         Total cost and expenses            26,073            96.1          25,698            96.4
                                          --------           -----        --------           -----

Earnings from operations                     1,063             3.9             971             3.6

Other income (expense)
     Interest expense                         (432)           (1.6)           (442)           (1.6)
     Interest income                            13             0.1              12             0.0
     Loss on disposal of assets               (219)           (0.8)            (25)           (0.1)
                                          --------           -----        --------           -----

         Total other expense                  (638)           (2.3)           (455)           (1.7)
                                          --------           -----        --------           -----

         Earnings before
          federal income tax                   425             1.6             516             1.9
                                          --------           -----        --------           -----

Federal income tax                              --             0.0              --             0.0
                                          --------           -----        --------           -----

         Net earnings                     $    425             1.6%       $    516             1.9%
                                          --------           -----        --------           -----

REVENUE

     Sales (excluding other income) increased 1.0% from $26,405,513 in fiscal 1996 to $26,860,546 in fiscal 1997. Excluding the store that was opened in March 1996 and the store that was closed in August 1997, sales on a per restaurant basis for the Company's twenty-four restaurants in operation during the entire twelve months of both fiscal 1997 and fiscal 1996 increased 1.2%, from an average of $1,052,485 per restaurant in fiscal 1996 to $1,064,558 per restaurant in fiscal 1997. Although sales increased only slightly for the year, they (i) were comparable to the sales of Wendy's International's corporate owned restaurants which had average sales of approximately $1,110,000 per restaurant in 1997, and (ii) compared favorably with all Wendy's franchised restaurants which had average sales of approximately $1,002,000 per restaurant in 1997.

COST OF FOOD AND BEVERAGES

     Cost of food and beverages decreased $130,663 in fiscal 1997 compared to fiscal 1996, while revenue increased $455,033 for the same period. This decrease was the result of a 1.0 percentage point decrease in the Company's food and beverage cost percentage (from 29.3% of revenue in fiscal 1996 to 28.3% of revenue in fiscal 1997). The decrease in the Company's cost of food and beverage percentage was primarily the result of relatively stable food costs throughout fiscal 1997, and effective cost controls including the closing of the hot bar portion of the restaurant "Superbars" which had a higher food cost than its menu replacement - pita sandwiches.

RESTAURANT OPERATING EXPENSES

     As a percentage of revenue, restaurant operating expenses remained at 59.6% in fiscal 1997, the same as fiscal 1996. Increases in payroll costs of approximately 0.7 percentage points and increased repair and maintenance costs were offset by decreases in advertising and insurance expenses. On a per restaurant basis, restaurant operating expenses increased from an average of $620,000 per restaurant in fiscal 1996 to an average of $629,000 per restaurant in fiscal 1997, an increase of 1.5% which is comparable to the 1.2% increase in same store sales.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $212,881 in fiscal 1997 compared to fiscal 1996 (from $1,149,318 to $1,362,199). As a percentage of revenue, general and administrative expenses increased from 4.3% of revenue in fiscal 1996 to 5.0% of revenue in fiscal 1997. An increase in the Michigan Single Business Tax of $117,218 (0.4 percentage points as a percentage of revenue) was the primary reason for this increase. The Michigan Single Business Tax for fiscal 1996 was abnormally low due to a partial refund of taxes paid in four previous years. Increases in administrative salaries, recruiting costs and a significant increase in professional fees accounted for the remaining increase.

LOSS ON DISPOSAL OF ASSETS

     The loss on disposal of assets was primarily attributable to the closing of one of the Company's restaurants due to its continuing operating losses. As a result of this restaurant closing, and the Company's decision not to exercise the option to extend the lease of the restaurant building, the Company incurred a loss on disposal of assets of $197,102.

Comparison of Years Ended November 30, 1996 and 1995

                                  LODGING GROUP

REVENUE

         Total revenue for the Lodging Group was $14,762,822 for fiscal 1996 compared to $14,441,020 for fiscal 1995, an increase of 2.2%. The following table outlines revenues (excluding sundry and telephone) by category:

                                                             $ Increase      % Increase
                                 1996            1995         (Decrease)     (Decrease)
                              -----------     -----------    -----------     ----------
Room revenue                  $ 6,281,711     $ 5,999,024     $ 282,687          4.7%

Food and beverage revenue       7,786,154       8,245,880      (459,726)        (5.6%)
                              -----------     -----------    -----------
     Total                    $14,067,865     $14,244,904     $(177,039)        (1.2%)
                              -----------     -----------    -----------


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

COST OF FOOD AND BEVERAGES

     Due to a change in revenue mix between room revenue and food and beverage revenue (as a percentage of total revenue), cost of food and beverages was 18.3% in fiscal 1996 and 19.8% in fiscal 1995. As a percentage of food and beverage revenue, cost of food and beverages was 34.7% in both fiscal 1996 and fiscal 1995.

OPERATING EXPENSES

     Operating expenses for fiscal 1996 and fiscal 1995 were $8,166,380 and $7,215,061, respectively, an increase of $951,319 (13.2%). As a percentage of total revenue, operating expenses increased 5.3 percentage points, from 50.0% of total revenue in fiscal 1995 to 55.3% of total revenue in fiscal 1996. The increase in operating expenses in fiscal 1996 compared to fiscal 1995 was primarily the result of a 4.0 percentage point increase in payroll costs due to increased staffing, and salary and wage increases aimed at improving service. Increases in sales and marketing expenses, entertainment expense, and repairs and maintenance also contributed to the increase in operating expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $1,126,084 in fiscal 1996 compared to fiscal 1995. General and administrative expenses were abnormally high in fiscal 1995 as a result of $2,154,163 of expenses related to various lawsuits in fiscal 1995 resulting in the replacement and restructuring of management. Excluding this $2,154,163 of expenses, general and administrative expenses increased $1,028,079 in fiscal 1996 compared to fiscal 1995. In fiscal 1996, the Company decided to manage the hotels directly as compared to fiscal 1995 when the hotels were managed by a management company (owned by the former majority shareholder of the Company). This decision eliminated the fees and expenses assessed by the management company, but increased payroll costs attributable to the corporate management staff. This additional staffing was also required to implement the Company's strategy to expand the Company through the acquisition of new businesses (including the Dissolved Partnership). The Company did not receive any significant financial benefits in fiscal 1996 as a result of the Dissolved Partnership acquisition which occurred on October 31, 1996.

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

INTEREST EXPENSE

     Interest expense for fiscal 1996 and 1995 was $1,605,047 and $1,355,389, respectively. The increase of $249,658 from fiscal 1995 to fiscal 1996 was due to additional borrowings in fiscal 1996. See Note G to the Company's Financial Statements for details of the Company's long-term debt. Also see Item 2 "Financing and Encumbrances."

INTEREST INCOME

     Interest income increased from $387,099 in fiscal 1995 to $658,007 in fiscal 1996. The increase was due to an increase in cash and cash equivalents in fiscal 1996 compared to fiscal 1995, and an increase in interest income from the note receivable from the sale of stock which is described in Note K to the Company's Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows - Year Ended November 30, 1997

     Cash and cash equivalents ("cash") decreased $1,204,022 from $2,265,497 as of November 30, 1996 to $1,061,475 as of November 30, 1997. The decrease in cash was the result of the following:

     Net cash provided by operating activities     $     7,726
     Net cash used in investing activities          (1,348,766)
     Net cash provided by financing activities         137,018
                                                   -----------

     Net decrease in cash                          $(1,204,022)
                                                   ===========

     Net cash provided by operating activities of $7,726 was a combination of the net loss before depreciation, amortization and net gain on disposal of assets of $531,005 which was offset by other non-cash effects on net income and net cash provided by operating activities totaling $310,303. The net change in non-cash current assets and liabilities accounted for the remaining $228,428 of cash provided by operating activities. The net change in non-cash current assets and liabilities included an increase in marina development costs of $352,773.

     Net cash used in investing activities of $1,348,766 was the result of cash purchases of property, plant and equipment of $1,127,537. Increases in other assets accounted for the remaining $221,229.

     Net cash provided by financing activities of $137,018 was the result of proceeds of long term debt of $750,000, and proceeds from the issuance of preferred and common shares of $313,519. These two items were offset by principal payments of long term debt and payments of capital lease obligations totaling $824,787. Preferred dividends paid during the year were $101,714, making up the remaining portion of this item.

     The Company incurred two new non-cash long-term debt borrowings during the fiscal year. In addition to the $750,000 net proceeds from long term debt discussed above, $244,637 was borrowed to finance an equipment purchase, and $800,000 was borrowed to finance a portion of the marina development project at the Grand Harbor Yacht Club.

     Cash Flows - Year Ended November 30, 1996

     Cash increased $928,606 from $1,336,891 as of November 30, 1995, to $2,265,497 as of November 30, 1996. The increase in cash was the result of the following:

     Net cash used in operating activities         $(1,496,419)
     Net cash used in investing activities          (5,601,790)
     Net cash provided by financing activities       8,026,815
                                                   -----------
     Net increase in cash                          $   928,606
                                                   ===========

     Net cash used in operating activities of $1,496,419 was primarily due to the net loss before depreciation and amortization of $843,866. Other non-cash effects on net income and net cash used in operating activities totaled $243,620. The net change in non-cash current assets and current liabilities of $408,933 accounted for the remaining net cash used in operating activities.

     Net cash used in investing activities of $5,601,790 was primarily the result of purchases of property, plant and equipment of $2,211,392 and the acquisition of the majority interest in the Dissolved Partnership for $3,184,460 (net of cash acquired upon consolidation of the Dissolved Partnership).

     Net cash provided by financing activities of $8,026,815 was primarily the result of net proceeds from long-term borrowings of $8,271,698 (proceeds of $37,717,705 less retirement of debt $29,446,007) resulting from the Company's long-term debt refinancing discussed under "Financing and Encumbrances." Other significant items which effected net cash provided by financing activities included $750,000 in principal payments received on the note receivable from sale of shares and proceeds from the issuance of preferred and common shares of $545,000. These two items were offset by the payment of a one time special dividend of $0.50 per Common Share on April 26, 1996. Total dividends paid were

$1,510,075. Of this amount $435,124 was withheld from the Company's former majority shareholder (Mr. Reynolds) and applied against amounts due to the Company from Mr. Reynolds and companies related to Mr. Reynolds. A dividend of $775,000 was received by MCC which then paid $750,000 to the Company as an early prepayment on the Company's note receivable from the sale of shares to MCC.

     Financial Condition

     At November 30, 1997, the Company's current liabilities exceeded its current assets by $2,183,568 compared to November 30, 1996 when current assets exceeded current liabilities by $103,112. At these dates, the ratios of current assets to current liabilities were 0.73:1 and 1.03:1 respectively. The discussion above of cash flows for the year ended November 30, 1997 explains the decrease in cash as well as the most significant reasons for the decrease in working capital. The other reason for the decrease in working capital was a $932,000 increase in the current portion of long-term debt, representing the principal payment requirements on Loan II which began January 1, 1998. Prior to January 1, 1998, Loan II required payments of interest only. See point 2 below for a description of the terms of Loan II.

     As of November 30, 1997, the Company's long-term debt consists primarily of the following:

     1) $14,205,288 Loan I requiring monthly payments of $118,724, including interest at 11.25% through December 1, 2003, at which time the remaining unpaid principal will be due. (A)

     2) $5,469,543 Loan II requiring monthly payments of interest only at 8% over the prime rate through December 1, 1997. Beginning January 1, 1998, monthly principal payments of $50,000, plus interest at 8% over the prime rate, are required through March 1, 1998. Beginning April 1, 1998, monthly principal payments of $100,000, plus interest at 8% over the prime rate, will be required until the loan is retired in June 2002. (A)

     3) $820,336 Loan III (marina) requiring monthly payments of interest only at 11.25%. Principal payments of $35,000 are required at the time of the sale of any of the marina condominium units. Any remaining outstanding balance of principal and accrued interest is due September 1, 2000. As of November 30, 1997, the loan balance was $820,336 and the Company had $75,000 of available borrowings under the loan. (A)

     4) $2,037,111 revolving term loan requiring minimum monthly payments of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal will be due. The required monthly payments may be offset by additional borrowings up to the unused available borrowings. The Company had $690,691 of available unused borrowings at November 30, 1997. The loan is secured by substantially all of the assets of Wendy's of Michigan and guaranteed by the Company.

     5) $452,197 equipment note payable requiring monthly payments of $8,774, including interest at 8.8%, through October 2000.

     6) $770,767 note payable to the Company's Chairman of the Board of Directors. The loan requires the Company to make monthly payments of interest only at the prime rate plus 8% provided the Company is not in default under its long-term debt with its primary lender. Unpaid principal and accrued interest must be paid 91 days after Loans I, II and III are paid off. (A)

          (A) The loan agreement with the Company's primary lender was amended September 30, 1997 (Amendment No. 2). This amendment addressed three provisions of the loan agreement including (i) the waiver of certain financial covenants, (ii) a principal and interest payment moratorium, and (iii) interest rates charged on Loans I and III. With regard to the first provision, a waiver was obtained through December 31, 1998 for loan covenants regarding the maintenance of a prescribed amount of net worth and certain financial ratios. Second, Amendment No. 2 provided a moratorium on principal and interest payments due in the last three months of 1997 on Loans I, II and III. Finally, Amendment No. 2 increased the interest rates on Loans I and III effective November 1, 1997 as described above.

               Based on the terms of the loan agreement, the principal and interest payment moratorium obtained in Amendment No. 2 extends to the payments due on the note payable to the Company's Chairman of the Board of Directors. As a result, the interest due on the monthly payments that were waived was added to the principal balances of the loans resulting in approximately $643,000 of additional long-term debt as of December 31, 1997.

         A summary of the financial covenants as well as the Company's compliance with them is as follows:


            COVENANT               COVENANT             11/30/97                 1/31/98                COVENANT
           DESCRIPTION           REQUIREMENT        ACTUAL CONDITION        ACTUAL CONDITION           COMPLIANCE
                                                                                                    Waiver obtained
       Minimum Net Worth                                                                                through
                                  $8,000,000             $29,961               ($814,699)               12/31/98

       Coverage Ratio -
       Earnings before
       interest, taxes
       depreciation and
       amortization
       ("EBITDA") of                                                                                Waiver obtained
       hotels:                                                                                          through
       Debt Service                1.20 : 1              .74 : 1                 .65 : 1                12/31/98

       Coverage Ratio -
       EBITDA of hotels
       less capital
       expenditures :
       Debt Service                .40 : 1               .48 : 1                 .49 : 1             In compliance

     The following schedule details the upcoming financial covenant requirements as contained in the amended loan agreement:

FINANCIAL COVENANT  - MINIMUM NET WORTH

January 1, 1998 - October 31, 1999                           $ 9,250,000
November 30, 1999 - October 31, 2000                         $10,750,000
November 30, 2000 - October 31, 2001                         $12,500,000
November 30, 2001 - October 31, 2002                         $14,500,000
November 30, 2002 - October 31, 2003                         $16,500,000

FINANCIAL COVENANT - COVERAGE RATIO - EBITDA OF HOTELS : DEBT SERVICE

February 28, 1999 - August 31, 2000                          1.9 : 1
November 30, 2000                                            2.0 : 1
February 28, 2001                                            2.1 : 1
May 31, 2001                                                 2.2 : 1
August 31, 2001                                              2.3 : 1

FINANCIAL COVENANT - COVERAGE RATIO - EBITDA OF HOTELS LESS CAPITAL EXPENDITURES : DEBT SERVICE

February 28, 1999                                            1.0 : 1
May 31, 1999                                                 1.2 : 1
August 31, 1999                                              1.4 : 1
November 30, 1999 - February 28, 2001                        1.6 : 1
May 31, 2001 - August 31, 2001                               1.7 : 1
November 30, 2001 and thereafter                             1.8 : 1

     The Company faced significant cash flow and liquidity issues during the second half of the fiscal year ended November 30, 1997. The Company completed two transactions at or shortly after fiscal year end which provided cash flow relief. The first transaction was the sale of the St. Clair Inn for $3,800,000 on November 30, 1997. Approximately $3,200,000 of the proceeds were used to pay down long term debt, thereby reducing the Company's debt service requirements. The sale of the St. Clair Inn also provided cash flow relief as the hotel had historically operated with negative cash flow during the off-season. The other transaction was the acquisition of the remaining 46% of the Dissolved Partnership, thus giving the Company access to the cash flow provided by the Wendy's operations. With the access to that cash flow and the reduced cash flow needs resulting from the sale of the St. Clair Inn, the Company was able to become current on its loan payments and its property taxes, and has the ability to pay amounts that are past due to vendors. While the Company's cash flow issues have been greatly relieved, had the Company not obtained the waiver from its primary lender through December 31, 1998, it would not currently meet certain financial performance covenants described above.

     As the Company enters the current fiscal year, it faces the cash flow and liquidity issues that are typical in a seasonal business. Due to the high level of fixed costs required to operate the hotels, significant expenditures necessary to the hotel operations cannot be reduced at the same rate that the revenues decrease during the off-season. As such, the Company is in a cash flow situation that requires it to manage relationships with vendors to allow for extension of credit terms during the off-season, with the Company bringing its accounts current during the high season (summer) months. In addition to the cash flow and liquidity issues faced due to the seasonal nature of the business, the Company is in a situation where it has been forced to carry the high interest rate Loan II (prime plus 8% bridge loan) with its primary lender for a much longer period of time than was originally contemplated. As a result, the outstanding balance of Loan II is greater than anticipated and thus, carries greater debt service than was planned. However, the Company anticipates that it will be able to meet its current obligations over the next twelve months by:

     Attempting to sell the vacant land held for expansion valued at approximately $1,200,000.

     Continuing its efforts to sell one or more of the Company's hotel properties. See "Sale of Hotel Properties" included in Item 1 describing the current agreement regarding the sale of the Thomas Edison Inn.

     Borrowing on the available revolving term loan, which was approximately $700,000 as of January 31, 1998.

     Deferring the payment of the $160,000 annual general partner fee owed to MCC Food Service.

     Attempting to refinance the mortgage loan on the real estate owned by Wendy's of Michigan which would net the Company approximately $2,000,000 from the transaction after closing costs and retirement of the underlying mortgage loans on the Wendy's properties. The $2,000,000 would be used to replace a portion of the Company's high interest rate Loan II which would result in a reduction in the Company's annual debt service.

     Exploring the financing of certain of the planned capital expenditures as opposed to a cash payment for the capital improvements, specifically with respect to planned renovations at the Wendy's restaurants.

     Managing relationships with vendors during the off-season to obtain an extension of the credit terms.

     Reducing or deferring capital expenditures described below.

     There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

     The Company estimates capital expenditures for the next twelve months to be approximately $900,000 for building improvements and furniture, fixtures and equipment purchases, at its hotels and existing Wendy's restaurants. The Company has received various proposals to finance (through debt or lease) both the real estate and furniture, fixtures and equipment of any new Wendy's restaurants. Of the total expected amount of capital expenditures, the Company estimates expenditures at its full service hotels to be approximately $300,000. This estimate does not include approximately $80,000 of final expenditures on Grand Harbor Yacht Club.

     On January 30, 1998, the Company issued 1,772,359 shares of Common Stock as part of the acquisition of the remaining assets of the Dissolved Partnership.

INFLATION AND CHANGING PRICES

     Both the lodging and food service industries have been affected by the increase in the minimum wage and the availability of management and hourly employees. Rising wage rates had a negative impact on the Company's operating results for fiscal 1997. Increases in labor costs, along with periodic increases in food and other operating expenses, are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers.

COMPUTER SYSTEMS - YEAR 2000 IMPACT

     The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990's are susceptible to a well publicized problem associated with an inability to process date related information beyond the year 2000. Almost all of the Company's computer hardware was acquired within the past two years. The Company is in the process of reviewing its computer software with the assistance of the software designers to insure that all significant software applications are year 2000 compliant, and anticipates completing its review during fiscal 1998. However, the Company can make no assurance that all year 2000 risks to the Company and to its critical vendor systems can be identified and successfully negated through modification of existing programs. The Company does not expect to incur significant costs to review its computer systems to determine what measures, if any, are required to be year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data included in the report under this Item are set forth at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers and Significant Employees

     The following is information concerning the current directors, executive officers and significant employees of the Company as of February 10, 1998:

--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
                                                                       COMMON SHARES               PREFERRED SHARES
                                                                     BENEFICIALLY OWNED           BENEFICIALLY OWNED
           NAME AND AGE (1)                    POSITION          AMOUNT (2)     PERCENTAGE       AMOUNT      PERCENTAGE
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Robert E. Schermer, Sr. (3) (4) (5)     Chairman of the Board         163,533      3.5%             20,000      14.5%
(6) (7)                                 of Directors
                  62
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Christopher B. Hewett (4) (5) (7) (8)   President, Chief            1,623,629      32.1%            31,800      22.9%
(9)                                     Executive Officer and
                  39                    Director
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Robert E. Schermer, Jr. (4) (7) (9)     Executive Vice                 48,972       1.0%            20,000      14.5%
(10)                                    President and Director
                  39
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Pauline M. Krywanski (9)                Vice President,                 2,000        *                   0       --
                  37                    Treasurer & Chief
                                        Financial Officer
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
James R. Saalfeld (7) (9)               Vice President,                 7,334        *               1,067        *
                  30                    Secretary and General
                                        Counsel
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Ray E. Quada                            Chief Operating                 2,000        *                   0       --
                  53                    Officer of
                                        Wendy's of Michigan
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Gary R. Garrabrant (3) (5) (11)         Director                        6,395        *                   0       --
                  40
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
David S. Lundeen (7) (11)               Director                       49,038       1.0%            12,500      9.0%
                  36
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Joseph L. Maggini (3) (7) (12)          Director                       53,931       1.1%            10,000      7.2%
                  58
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
Jerry L. Ruyan (11)                     Director                      208,288       4.2%                 0       --
                  51
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------
All Current Executive Officers and                                  2,165,120      41.6%            95,367      68.9%
Directors as a Group (10 persons)
--------------------------------------- ----------------------- ----------------------------- ------------- ---------------

(1) Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.

(2) Includes options held by all non-employee directors to acquire 6,000 Common Shares.

(3)  Compensation Committee Member

(4)  Executive Committee Member

(5)  Nominating Committee Member

(6)  Includes 2,000 shares held directly by Mr. Schermer, Sr.'s wife.

(7) Includes Common Shares issuable upon conversion of Series A Convertible Preferred Stock which is immediately convertible.

(8) See description of Common Share ownership contained in "Principal Shareholders" above.

(9) Includes options exercisable for Mr. Hewett of 20,000 shares, Mr. Schermer, Jr. of 18,000 shares, and Mr. Saalfeld of 5,500 shares; and also includes options exercisable within 60 days for Ms. Krywanski of 2,000 shares.

(10) Includes 600 shares held by Mr. Schermer, Jr. as a custodian for his minor child.

(11) Audit Committee Member

(12) Includes 2,000 shares held by Mr. Maggini jointly with his wife, 1,100 shares held directly by his wife, and 1,000 shares held directly by his son.

* Less than 1%

     Robert E. Schermer, Sr. has been a director of the Company since January 25, 1996. He is currently Senior Vice President, Regional Manager for the State of Michigan and a member of the Board of Directors of Robert W. Baird & Co. Incorporated, an investment banking and securities brokerage firm headquartered in Milwaukee, Wisconsin. Mr. Schermer has held this position for more than five years. He is the father of Robert E. Schermer, Jr.

     Christopher B. Hewett has been President, Chief Executive Officer and a director of the Company since January 25, 1996. He has served as President of MCC since its inception in 1993. Mr. Hewett was Executive Vice President (1990 to 1991) and President (1991 to 1997) of Ocean Reef Club, Inc., an affiliate of American Financial Group Inc., which was the owner, developer and operator of the Ocean Reef Club, a 5,000 acre mixed-use residential resort community in Key Largo, Florida. In 1993, Ocean Reef Club, Inc. sold the Ocean Reef Club. Mr. Hewett is also a director of Frisch's Restaurants, Inc., which operates more than 80 Big Boy Restaurants.

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

     Pauline M. Krywanski has been Vice President, Treasurer and Chief Financial Officer of the Company since May 20, 1997. From 1988 to 1997, Ms. Krywanski was with American Medical Response, a nationwide provider of healthcare transportation and a wholly-owned subsidiary of Laidlaw, Inc. Her most recent position with American Medical Response was Director of Financial Operations for the Midwest Region. Ms. Krywanski is a Certified Public Accountant.

     James R. Saalfeld has been Vice President, Secretary and General Counsel of the Company since March 20, 1996. From 1992 until 1996, Mr. Saalfeld was an attorney with Dykema Gossett PLLC, a Grand Rapids, Michigan law firm.

     Ray E. Quada has been the Chief Operating Officer of Wendy's of Michigan since its inception on January 30, 1998, and was the Chief Operating Officer of its predecessor since March 1990. From 1994 through 1997, Mr. Quada was a director of First Michigan Bank.

     Gary R. Garrabrant has been a director of the Company since October 24, 1996. Mr. Garrabrant is Executive Vice President of Equity Group Investments, Inc., a private investment company headquartered in Chicago, with significant real estate and corporate holdings. He joined Equity Group as a Senior Vice President in January 1996. Previously, Mr. Garrabrant was director of Sentinel Securities Corporation and co-founded Genesis Realty Capital Management, both of which were based in New York, and specialized in real estate securities investment management. From 1989 to 1994, he was associated with The Bankers Trust Company in New York. Mr. Garrabrant is also a director of Capital Trust, a real estate finance company based in San Francisco.

     David S. Lundeen has been a director of the Company since January 25, 1996. Mr. Lundeen is presently a private investor. From 1995 to September 1997, he served as Executive Vice President and Chief Financial Officer of BSG Corporation, Austin, Texas, an information technology consulting company. From 1992 to 1995, Mr. Lundeen was President of Blockbuster Technology, a division of Blockbuster Entertainment. From 1990 to 1992, he worked for Blockbuster Entertainment as Director of

Mergers & Acquisitions and Corporate Finance. Prior to 1990, Mr. Lundeen was an investment banker at Drexel Burnham Lambert in New York City.

     Joseph L. Maggini has been a director of the Company since January 25, 1996. Since founding it in 1974, he has served as President and Chairman of the Board of the Magic Steel Corporation, Grand Rapids, Michigan, a steel service center.

     Jerry L. Ruyan has been a director of the Company since October 24, 1996. Since 1995, Mr. Ruyan has been a partner in Redwood Ventures, LLC, an investment/venture capital company located in Cincinnati, Ohio. Mr. Ruyan is also a founder of Cincinnati-based Meridian Diagnostics, Inc., which is engaged in the production of medical diagnostic products, and has been a member of its Board of Directors since 1977. Mr. Ruyan's other positions with Meridian Diagnostics, Inc. included Chief Executive Officer (1992 to 1995), and President and Chief Operating Officer (1986 to 1992). Mr. Ruyan is also a director of Frisch's Restaurants, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's Common Shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 1997 all filing requirements were met, except for Mr. Maggini's late reporting of the purchase of 1,000 Common Shares by his son, which transaction was reported on his Form 5 upon discovery of this omission.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000:

==================================================================================================================
                                           SUMMARY COMPENSATION TABLE
==================================================================================================================
                                                 ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                               SECURITIES          ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR         SALARY          BONUS          UNDERLYING         COMPENSATION
                                                                                OPTIONS
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Christopher B. Hewett (1)          1997        $157,500       $ 37,500          50,000               --
President and Chief Executive      1996        $127,735       $110,000(2)       50,000               --
Officer                            1995              --             --              --               --
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Robert E. Schermer, Jr. (1)        1997        $157,500       $ 17,500          45,000                --
Executive Vice President           1996        $114,961       $100,000(2)       45,000                --
                                   1995              --             --              --                --
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Ray E. Quada                       1997        $105,666       $ 20,707(3)           --                --
Chief Operating Officer            1996              --             --              --                --
Wendy's Of Michigan                1995              --             --              --                --
-------------------------------- ---------- --------------- -------------- ------------------- -------------------

(1) MCC acquired majority control of the Company on January 25, 1996 and Messrs. Hewett and Schermer, Jr. assumed their positions as officers on that date.

(2) Represents Series A Convertible Preferred Stock which Messrs. Hewett and Schermer, Jr. elected to receive in lieu of a year-end cash bonus.

(3) Includes 2,000 shares of Meritage Common Stock valued at $10,000.

     STOCK OPTIONS

     The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary
Compensation Table and the appreciation of such options:

===================================================================================================================
                                           OPTION GRANTS IN FISCAL 1997
===================================================================================================================
                                                                                           POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED ANNUAL
                                                                                           RATES OF STOCK PRICE
                                                                                         APPRECIATION FOR OPTION
                                                                                                   TERM
                              NUMBER OF       % OF TOTAL
                             SECURITIES         OPTIONS
                             UNDERLYING       GRANTED TO       EXERCISE     EXPIRATION
          NAME             OPTIONS GRANTED   EMPLOYEES IN      PRICE ($        DATE         5%            10%
                                              FISCAL 1997     PER SHARE)
-------------------------- ---------------- ---------------- -------------- ----------- ------------ --------------
Christopher B. Hewett          50,000           37.5 %          $ 7.00      12/1/2006     $98,000      $363,500
-------------------------- ---------------- ---------------- -------------- ----------- ------------ --------------
Robert E. Schermer, Jr.        45,000           33.7 %          $ 7.00      12/1/2006     $88,200      $327,150
-------------------------- ---------------- ---------------- -------------- ----------- ------------ --------------


===================================================================================================================
                          FISCAL 1997 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
===================================================================================================================
                                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT FISCAL YEAR        FISCAL YEAR END
                                                                        END
                                SHARES
                             ACQUIRED ON
           NAME                EXERCISE      VALUE REALIZED   EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
-------------------------- ---------------- ---------------- -------------------------- ---------------------------
Christopher B. Hewett             --               --                 10,000/90,000               $0/$0 (1)
-------------------------- ---------------- ---------------- -------------------------- ---------------------------
Robert E. Schermer, Jr.           --               --                 9,000/81,000                $0/$0 (1)
-------------------------- ---------------- ---------------- -------------------------- ---------------------------

(1) The Compensation Committee established the exercise price as $7.00 per share. Because the stock at fiscal year end was trading for less than $7.00 per share, no value for the options is shown.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following persons are the only shareholders known by the Company to own beneficially 5% or more of its outstanding Common Shares as of February 10, 1998:

---------------------------------------  ------------------------------------------------  -------------------------
       NAME OF BENEFICIAL OWNER              AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS
---------------------------------------  ------------------------------------------------  -------------------------
Christopher B. Hewett                                        1,623,629                              32.1%
---------------------------------------  ------------------------------------------------  -------------------------

     Mr. Hewett's beneficial ownership includes (i) 31,800 Series A
Convertible Preferred Shares which, if converted, would equal 45,429 Common Shares, (ii) 20,000 vested stock options granted pursuant to the 1996 Management Equity Incentive Plan, and (iii) 1,551,300 shares held by MCC of which Mr. Hewett is the majority shareholder, an executive officer and a director. All of MCC's Common Shares are pledged to GALIC as security for the loan between the Company and GALIC described in Item 2 "Financing and Encumbrances." In the event of a default by the Company under the loan agreement with GALIC, GALIC may enforce its rights under the loan agreement, including the right to register the pledged stock in its name and exercise all voting and corporate rights with respect to the pledged stock.

     The business address of Mr. Hewett is 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Management believes that the following transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

     At November 30, 1997, MCC, owned by Messrs. Hewett and Schermer, Jr., owed the Company $9,750,000 pursuant to a secured, non-interest bearing note in the original amount of $10,500,000 issued to the Company in payment for 1,500,000 Common Shares. The note was analyzed by Roney & Co., a nationally recognized investment banking firm, as part of its review in delivering a fairness opinion in 1995 regarding this transaction.

     In March 1997, the Company borrowed $750,000 from Robert E. Schermer, Sr. The note is unsecured and requires monthly payments of interest only at prime plus 8% provided the Company is not in default under Loans I, II and III with GALIC. Unpaid principal and accrued interest must be paid 91 days after Loans I, II and III are paid off. Effective October 1, 1997 the Company obtained a moratorium on payments due in the last three months of 1997 on Loans I, II and
III. Based on the terms of the loan agreement, the principal and interest payment moratorium extends to the payments due on the note payable to Mr. Schermer, and were added to the outstanding principal balance of the loan. The loan had an outstanding principal balance of $770,767 as of November 30, 1997.

     In January and May 1997, the Board of Directors authorized agreements whereby MCC, its principals and its subsidiary, will be indemnified by the Company and its applicable subsidiaries for any losses or expenses that they may incur as guarantors of the Company's obligations to (i) its primary financing institutions and (ii) its past and present franchisors.

     In May 1997, the Company and its subsidiary indemnified MCC Food Service upon its appointment as general partner of the Dissolved Partnership. MCC Food Service and the Company agreed that MCC Food Service would be entitled to receive the Partnership Administration Fee of $160,000 per year provided, however, that the Company shall hold this fee and not remit it to MCC Food Service until such time as Loan II is repaid or the Company's long-term lender agrees that the fee should be released to MCC Food Service. Also, the Company's subsidiary indemnified Ray E. Quada, the President of MCC Food Service, regarding the removal and replacement of the former general partner of the Dissolved Partnership.

     While former Board of Director member Raymond A. Weigel, III served as a director of the Company (until May 20, 1997), he was also a shareholder of the former general partner of the Dissolved Partnership. During fiscal 1997, the Dissolved Partnership paid management fees to the former general partner of approximately $75,000. In addition, the former general partner also served as general partner of a limited partnership that leased property to the Dissolved Partnership for use in its restaurant operations. During the period in fiscal 1997 that Mr. Weigel served as a director of the Company, the Dissolved Partnership made lease payments of approximately $205,000 to this entity affiliated with Mr. Weigel.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) and (2) Financial Statements and Schedules.

     All financial statements and schedules required to be filed by Item 8 of this Form and included in this report are set forth at the end of this report beginning on page F-1. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

     (a)(3) Exhibit List.

     The following documents are exhibits to this Annual Report:

Exhibit No.                                          Description of Document
-----------                                          -----------------------
   3.1            Restated Articles of Incorporation of Meritage Hospitality Group Inc. (1).

   3.2            Restated and Amended Bylaws of Meritage Hospitality Group Inc. (2).

   4.1            Certificate of Designation of Series A Convertible Preferred
                  Shares of Meritage Hospitality Group Inc. (2).

   4.2            Subscription Agreement relating to issuance of Series A
                  Convertible Preferred Shares of Meritage Hospitality Group Inc. (2).

  10.1            First Amended & Restated Secured Promissory Note and Stock Pledge Agreement by
                  and between the Company and MCC (3).

  10.2            Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc.,
                  St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn, Incorporated, MHG Food
                  Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life
                  Insurance Company, as lender (2).

  10.3            Promissory Note dated November 26, 1996 by St. Clair Inn, Inc., Grand Harbor Resort Inc.,
                  and Thomas Edison Inn, Incorporated, as makers, and Great American Life Insurance Company, as payee (2).

  10.4            Promissory Note dated November 26, 1996 by Meritage Hospitality Group Inc.,
                  MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as makers, and
                  Great American Life Insurance Company, as payee (2).

  10.5            Amendment  No. 1 to Loan  Agreement  dated  November 26, 1996 among  Meritage  Hospitality  Group
                  Inc., St. Clair Inn, Inc., Grand Harbor Resort Inc.,  Thomas Edison Inn,  Incorporated,  MHG Food
                  Service Inc. and Grand Harbor Yacht Club Inc., as obligors,  and Great  American  Life  Insurance
                  Company, as lender (1).

  10.6            Promissory Note dated May 23, 1997 by Grand Harbor Yacht Club Inc., as maker, and
                  Great American Life Insurance Company, as payee (1).

  10.7            Waiver, Second Amendment and Modification Agreement dated September 30, 1997 to the
                  Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc.,
                  St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn,
                  Incorporated, MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life Insurance Company, as lender (4).

  10.8            Business Loan Agreement dated February 22, 1995 between Wendy's of West Michigan Limited
                  Partnership and First of America Bank-Michigan, N.A. (5).

  10.9            Promissory Note dated February 22, 1995 by Wendy's of West Michigan Limited Partnership, as
                  maker, and First of America Bank-Michigan, N.A., as payee (5).

  10.10           Consent Agreement dated May 16, 1997 between Wendy's International, Inc., Wendy's of
                  Michigan (as successor to Wendy's of West Michigan Limited Partnership), Meritage
                  Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service
                  Inc., Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise
                  Agreement, Guaranties, and Release of Claims attached as exhibits (1).

  10.11           Sample indemnification agreement for officers and directors of the Company (6).

                        MANAGEMENT COMPENSATORY CONTRACTS

   10.12          Amended 1996 Management Equity Incentive Plan (1).

   10.13          Amended 1996 Directors' Share Option Plan (1).

   10.14          Directors' Compensation Plan (7).

   10.15          Employee Share Purchase Plan (7).

                       ----------------------------------

   11             Statement re Computation of Per Share Earnings (6).

   21             Subsidiaries of the Registrant (6).

   23             Consent of Grant Thornton LLP (6).

   27             Financial Data Schedule (6).

   Exhibits previously filed and incorporated by reference from:
   (1)  The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1997.
   (2)  The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1996.
   (3)  The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended May 31, 1996.
   (4)  Amendment No. 2 to the  Registration  Statement  No.  333-33461 on Form S-4 filed with the  Securities  and
        Exchange Commission by the Company on November 12, 1997.
   (5)  The Annual Report on Form 10-K for Wendy's of West Michigan Limited
        Partnership for the fiscal year ended December 31, 1994.
   (6)  Filed herewith.
   (7)  Registration Statement No. 333-06657 on Form S-8 filed with the
        Securities and Exchange Commission by the Company on June 24, 1996.

     (b) Reports on Form 8-K.

     The Company filed a report on Form 8-K on December 15, 1997 to report the sale of the real and personal property owned by its wholly-owned subsidiary, St. Clair Inn, Inc., for $3,800,000.

     The Company filed a report on Form 8-K on February 3, 1998 to report the acquisition of the remaining 46% of the Wendy's of West Michigan Limited Partnership in exchange for 1,772,359 Common Shares.

     On February 10, 1998, the Company filed a report on Form 8-K to report that a contract had been entered into regarding the sale of real and personal property comprising, among other things, one of the Company's remaining hotel assets. The sale price is $12,200,000, for which the Company received a $500,000 non-refundable deposit from the prospective purchaser.

     On February 11, 1998, the Company filed Amendment No. 1 to the Form 8-K filed on December 15, 1997 regarding the sale of the St. Clair Inn. This amendment included unaudited pro forma consolidated financial statements relating to the sale.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MERITAGE HOSPITALITY GROUP INC.

Dated:  February 25, 1998           By  /s/ Christopher B. Hewett
                                       --------------------------------------
                                        Christopher B. Hewett
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
/s/ Robert E. Schermer, Sr.                 Chairman of the Board of Directors            February 26, 1998
------------------------------------
Robert E. Schermer, Sr.


/s/ Christopher B. Hewett                   President, Chief Executive Officer and        February 25, 1998
------------------------------------        Director (Principal Executive Officer)
Christopher B. Hewett


/s/ Robert E. Schermer, Jr.                 Executive Vice President and Director         February 25, 1998
------------------------------------
Robert E. Schermer, Jr.


/s/ Pauline M. Krywanski                    Vice President, Treasurer and Chief           February 25, 1998
------------------------------------        Financial Officer (Principal Financial
Pauline M. Krywanski                        & Accounting Officer)


/s/ Gary R. Garrabrant                      Director                                      February 26, 1998
------------------------------------
Gary R. Garrabrant


/s/ David S. Lundeen                        Director                                      February 26, 1998
------------------------------------
David S. Lundeen


/s/ Joseph L. Maggini                       Director                                      February 26, 1998
------------------------------------
Joseph L. Maggini


/s/ Jerry L. Ruyan                          Director                                      February 26, 1998
------------------------------------
Jerry L. Ruyan

                          INDEX TO FINANCIAL STATEMENTS




MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES                    Page
                                                                    ----

Report of Independent Certified Public Accountants ..................M-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets..........................................M-2
Consolidated Statements of Operations................................M-4
Consolidated Statements of Stockholders' Equity......................M-5
Consolidated Statements of Cash Flows................................M-6
Notes to Consolidated Financial Statements ..........................M-9

SCHEDULES

Schedule I Condensed Financial Information of Registrant.............M-25
Schedule II Valuation and Qualifying Accounts........................M-28


WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP                        Page
                                                                    ----
Independent Auditors' Report.........................................W-1

FINANCIAL STATEMENTS

Balance Sheets.......................................................W-2
Statements of Income.................................................W-4
Statements of Changes in Partners' Equity............................W-6
Statements of Cash Flows.............................................W-7
Notes to Financial Statements .......................................W-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Wendy's of West Michigan Limited Partnership, a majority owned subsidiary, which statements reflect total assets and revenues constituting 29 percent and 65 percent, respectively, of the related consolidated totals for November 30, 1997. Those statements were audited by other auditors, whose report thereon has been furnished to us and our opinion, insofar as it relates to the amounts included for Wendy's of West Michigan Limited Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries as of November 30, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule I of Meritage Hospitality Group Inc. and Subsidiaries as of and for the year ended November 30, 1997 and Schedule II for the years ended November 30, 1997, 1996 and 1995. In our opinion these schedules present fairly, in all material respects, the information required to be set forth therein.


Detroit, Michigan
January 12, 1998 (except for Note O
as to which the date is January 30, 1998 and Note P as to which the date is February 9, 1998)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30,

-----------------------------------------------------------------------------------------------

                                     ASSETS                          1997              1996

                                                                 -----------       -----------

CURRENT ASSETS
    Cash and cash equivalents                                    $ 1,061,475       $ 2,265,497
    Trade accounts receivable, less allowance for doubtful
       accounts of $65,000 and $54,000 respectively                  631,732           938,448
    Receivable from sale of hotel assets                           3,601,063              --
    Inventories                                                      255,750           354,226
    Deferred income taxes                                             22,000            14,000
    Prepaid expenses and other current assets                        282,243           487,295
                                                                 -----------       -----------
                 Total Current Assets                              5,854,263         4,059,466



PROPERTY, PLANT AND EQUIPMENT, NET                                18,979,313        21,757,068




DEFERRED INCOME TAXES                                                550,000           621,000



OTHER ASSETS
    Goodwill, net of amortization of $2,278,454 and
       $1,994,342, respectively                                    3,586,177         3,687,764
    Land held for expansion                                          697,313           697,313
    Financing costs, net of amortization of $108,014 and
       $38,591, respectively                                         449,520           605,593
    Cash surrender value of life insurance, net of policy
       loans of  $259,893 and $77,564, respectively                   14,059           260,710
    Marina development costs                                       1,152,772              --
    Sundry, including franchise fees                                 189,849           239,950
                                                                 -----------       -----------
                 Total Other Assets                                6,089,690         5,491,330
                                                                 -----------       -----------
                    Total Assets                                 $31,473,266       $31,928,864
                                                                 ===========       ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                  NOVEMBER 30,

-------------------------------------------------------------------------------------------------------------------


                       LIABILITIES AND STOCKHOLDERS' EQUITY                            1997             1996
                                                                                   ------------        ------------

CURRENT LIABILITIES
    Current portion of long-term debt                                              $  4,565,928        $    395,120
    Current portion of obligations under capital lease                                  264,372             232,442
    Trade accounts payable                                                            2,035,220           2,228,406
    Accrued expenses                                                                  1,111,310             936,111
    Other                                                                                61,001             164,275
                                                                                   ------------        ------------
                 Total Current Liabilities                                            8,037,831           3,956,354

LONG-TERM DEBT                                                                       19,374,431          21,711,847

OBLIGATIONS UNDER CAPITAL LEASES                                                      1,689,628           1,953,999

DEFERRED INCOME TAXES                                                                   740,000             818,000

DEFERRED COMPENSATION                                                                      --                61,444

COMMITMENTS AND CONTINGENCIES (NOTES I AND O)                                              --                  --

MINORITY INTEREST                                                                     1,601,415           1,405,777

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000 shares; 200,000 shares designated as Series A convertible cumulative preferred stock;
       issued and outstanding, 138,387 shares in 1997 (liquidation
       value - $1,383,870) and 108,387 shares in 1996                                     1,384               1,084
    Common stock - $0.01 par value; authorized
       30,000,000 shares; issued and outstanding
       3,218,778 and 3,204,483 shares respectively                                       32,188              32,045
    Additional paid in capital                                                       12,982,295          12,616,727
    Note receivable from sale of shares                                              (5,700,645)         (5,135,716)
    Accumulated deficit                                                              (7,285,261)         (5,492,697)
                                                                                   ------------        ------------
                 Total Stockholders' Equity                                              29,961           2,021,443
                                                                                   ------------        ------------
                 Total Liabilities and Stockholders' Equity                        $ 31,473,266        $ 31,928,864
                                                                                   ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED NOVEMBER 30,

-------------------------------------------------------------------------------------------------------------

                                                            1997                1996                1995
                                                        ------------        ------------        ------------
Net revenue
    Room rents                                          $  6,095,723        $  6,281,711        $  5,999,024
    Food and beverages                                    33,882,012           9,885,062           8,245,880
    Sundry                                                   940,920             555,049             149,321
    Telephone                                                250,983             163,040              46,795
                                                        ------------        ------------        ------------
              Total revenue                               41,169,638          16,884,862          14,441,020

Cost and expenses
    Cost of food and beverages                            10,129,824           3,334,434           2,863,554
    Operating expenses                                    24,725,785           9,492,345           7,215,061
    General and administrative expenses                    4,326,123           3,951,400           4,979,621
    Depreciation and amortization                          2,183,256           1,081,704           1,426,642
                                                        ------------        ------------        ------------
              Total costs and expenses                    41,364,988          17,859,883          16,484,878
                                                        ------------        ------------        ------------
Loss from operations                                        (195,350)           (975,021)         (2,043,858)

Other income (expense)
    Interest expense                                      (2,931,122)         (1,642,735)         (1,355,389)
    Interest income                                          592,850             658,007             387,099
    Gain (loss) on disposal of assets                      1,200,702              (6,900)            241,646
    Minority interest                                       (195,639)             21,079                --
                                                        ------------        ------------        ------------
                                                          (1,333,209)           (970,549)           (726,644)
              Loss before federal income tax            ------------        ------------        ------------
                 and extraordinary item                   (1,528,559)         (1,945,570)         (2,770,502)

Federal income tax benefit                                   (15,000)            (20,000)           (721,400)
                                                        ------------        ------------        ------------
              Loss before extraordinary item              (1,513,559)         (1,925,570)         (2,049,102)

Extraordinary item - loss on early extinguishment
    of debt (no applicable federal income tax)               177,291                --                  --
                                                        ------------        ------------        ------------
              Net loss                                    (1,690,850)         (1,925,570)         (2,049,102)

Preferred stock dividends                                    101,714                --                  --
                                                        ------------        ------------        ------------
Net loss on common shares                               $ (1,792,564)       $ (1,925,570)       $ (2,049,102)
                                                        ============        ============        ============
Loss per common share
    Before extraordinary item                           $       (.50)       $       (.62)       $      (1.13)
    Extraordinary item                                          (.06)               --                  --
                                                        ------------        ------------        ------------
    Net loss                                            $       (.56)       $       (.62)       $      (1.13)
                                                        ============        ============        ============
Weighted average shares outstanding                        3,214,836           3,081,885           1,815,984
                                                        ============        ============        ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

---------------------------------------------------------------------------------------------------------------------

                                              SERIES A                                                   NOTE
                                            CONVERTIBLE                           ADDITIONAL          RECEIVABLE
                                             PREFERRED         COMMON              PAID-IN             SALE OF
                                               STOCK            STOCK              CAPITAL             SHARES
                                            -----------     ------------         ------------      ------------
Balance at December 1, 1994                     $                $15,200          $ 5,217,820      $       --
Issuance of common stock                          --              15,000            5,466,930        (5,481,930)
Recognition of interest income on
    note receivable from sale of shares           --                --                   --            (120,602)
Net loss                                          --                --                   --                --
                                               -------          --------         ------------      ------------
Balance at November 30, 1995                      --              30,200           10,684,750        (5,602,532)
Issuance of 108,387 shares of preferred
    stock                                        1,084              --              1,082,786              --
Issuance of 184,333 shares of common
    stock                                         --               1,845            1,139,281              --
Recognition of interest income on note
    receivable from sale of shares                --                --                   --            (573,274)
Dividends paid ($.50 per common share)            --                --                   --                --
Payment and present value adjustment
    on note receivable from sale of shares        --                --               (290,090)        1,040,090
Net loss                                          --                --                   --                --
                                               -------          --------         ------------      ------------
Balance at November 30, 1996                     1,084            32,045           12,616,727        (5,135,716)
Issuance of 14,295 shares of common
    stock                                         --                 143               65,868              --
Issuance of 30,000 shares of preferred
    stock                                          300              --                299,700              --
Dividends paid  - preferred stock                 --                --                   --                --
Recognition of interest income on note
    receivable from sale of shares                --                --                   --            (564,929)
Net loss                                          --                --                   --                --
                                               -------          --------         ------------      ------------
Balance at November 30, 1997                    $1,384           $32,188          $12,982,295       $(5,700,645)
                                               =======          ========         ============      ============


-----------------------------------------------------------------------------



                                               ACCUMULATED
                                                 DEFICIT            TOTAL
                                              ------------      ------------
Balance at December 1, 1994                    $    (7,950)       $5,225,070
Issuance of common stock                              --                --
Recognition of interest income on
    note receivable from sale of shares               --            (120,602)
Net loss                                        (2,049,102)       (2,049,102)
                                              ------------      ------------
Balance at November 30, 1995                    (2,057,052)        3,055,366
Issuance of 108,387 shares of preferred
    stock                                             --           1,083,870
Issuance of 184,333 shares of common
    stock                                             --           1,141,126
Recognition of interest income on note
    receivable from sale of shares                    --            (573,274)
Dividends paid ($.50 per common share)          (1,510,075)       (1,510,075)
Payment and present value adjustment
    on note receivable from sale of shares            --             750,000
Net loss                                        (1,925,570)       (1,925,570)
                                              ------------      ------------
Balance at November 30, 1996                    (5,492,697)        2,021,443
Issuance of 14,295 shares of common
    stock                                             --              66,011
Issuance of 30,000 shares of preferred
    stock                                             --             300,000
Dividends paid  - preferred stock                 (101,714)         (101,714)
Recognition of interest income on note
    receivable from sale of shares                    --            (564,929)
Net loss                                        (1,690,850)       (1,690,850)
                                              ------------      ------------
Balance at November 30, 1997                   $(7,285,261)       $   29,961
                                              ============      ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED NOVEMBER 30,

-------------------------------------------------------------------------------------------------------------

                                                                   1997             1996            1995
                                                               -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $(1,690,850)     $(1,925,570)     $(2,049,102)
    Adjustments to reconcile net loss to net cash provided
       by operating activities
          Extraordinary item-loss on early extinguishment
              of debt                                              177,291             --               --
          Depreciation and amortization                          2,183,256        1,081,704        1,426,642
          Compensation paid by issuance of preferred and
              common stock                                          52,492          310,099             --
          Minority interest in earnings (loss) of consolidated
              subsidiaries                                         195,639          (21,079)            --
          Deferred income tax benefit                              (15,000)         (20,000)        (431,900)
          (Gain) loss on disposal of assets                     (1,200,702)           6,900         (241,646)
          Bad debt expense                                          11,000           32,655          280,910
          Interest income on note receivable from sale of
              shares                                              (564,929)        (573,274)        (120,602)
          Interest expense refinanced as long-term debt            631,101             --               --
          Decrease in cash value of life insurance                 185,207             --               --
           (Increase) decrease in assets
              Accounts receivable                                  295,716         (201,742)          84,754
              Inventories                                           44,389           41,198          (12,131)
              Prepaid expenses and other current assets            202,150          104,707           (7,477)
              Refundable income taxes                                 --            321,600         (318,705)
              Increase in marina development costs                (352,773)            --               --
          Increase (decrease) in liabilities
              Accounts payable and accrued expenses               (146,261)        (653,617)       1,814,566
                                                               -----------      -----------      -----------
                 Net cash provided by (used in) operating
                    activities                                       7,726       (1,496,419)         425,309

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                   (1,127,537)      (2,211,392)        (456,132)
    Proceeds from sale of property, plant and equipment               --             40,146          616,646
    Additions to amount due from related parties                      --               --           (682,248)
    Payments on amount due from related parties                       --            433,130        2,270,524
    Acquisition of business, net of cash acquired                     --         (3,184,460)            --
    Increase in other assets                                      (221,229)        (679,214)          (5,981)
                                                               -----------      -----------      -----------
                 Net cash (used in) provided by investing
                    activities                                  (1,348,766)      (5,601,790)       1,742,809

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                            YEARS ENDED NOVEMBER 30,

---------------------------------------------------------------------------------------------------------------

                                                                  1997             1996               1995
                                                              ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                              $    750,000      $ 37,717,705      $     46,887
    Payments related to borrowings from
       stockholders and related parties                               --                --            (248,163)
    Principal payments of long-term debt                          (592,346)      (29,446,007)       (1,251,712)
    Payments on obligations under capital leases                  (232,441)          (29,808)             --
    Collection on note receivable from sale of shares                 --             750,000              --
    Proceeds from issuance of preferred and common shares          313,519           545,000              --
    Dividends paid                                                (101,714)       (1,510,075)             --
                                                              ------------      ------------      ------------
                 Net cash provided by (used in) financing
                    activities                                     137,018         8,026,815        (1,452,988)
                                                              ------------      ------------      ------------
                 Net increase (decrease) in cash                (1,204,022)          928,606           715,130

Cash and cash equivalents - beginning of year                    2,265,497         1,336,891           621,761
                                                              ------------      ------------      ------------
Cash and cash equivalents - end of year                       $  1,061,475      $  2,265,497      $  1,336,891
                                                              ============      ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest:                                   $  2,305,351      $  1,709,312      $  1,355,389

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of equipment
         Cost of equipment                                    $    244,637
         Equipment loan                                            244,637
                                                              ------------
         Cash down payment for equipment                      $       --
                                                              ============
Marina development costs
         Marina development costs                             $  1,243,185
         Marina condominium units sold                              90,412
                                                              ------------
                                                                 1,152,773
         Development mortgage loan                                 800,000
                                                              ------------
         Net increase in marina development costs             $    352,773
                                                              ============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                            YEARS ENDED NOVEMBER 30,

---------------------------------------------------------------------------------------------------------------------------


                                                                                1997             1996              1995
                                                                            ------------       -----------     -----------
Sale of hotel assets
         Net selling price after selling costs                              $  3,664,663
         Book value of property, plant and equipment sold                      2,131,481
         Current assets sold                                                      54,087
                                                                            ------------
         Net gain on sale before extraordinary item                            1,479,095

         Early extinguishment of debt                                            177,291
                                                                            ------------
                                                                            $  1,301,804
                                                                            ============
Increase in long term debt due to three month moratorium
   on interest and principal payments                                       $    631,101
                                                                            ============
Acquisition of majority equity interest in Wendy's of
   West Michigan Limited Partnership, including assets
   acquired and liabilities assumed
         Fair value of assets, net of cash acquired                                            $10,532,850
         Liabilities assumed                                                                     7,348,390
                                                                                                ----------
                                                                                              $  3,184,460
                                                                                              ============
         In connection with this acquisition, the Company
         issued 171,900 shares of common stock and
         29,520 shares of preferred stock with a value of
         $1,369,575.

Issuance of 1,500,000 shares of common stock in
   exchange for a non-interest bearing note receivable                                                          $10,500,000
                                                                                                               ============
         Discounted present value of note receivable                                                           $  5,481,930
                                                                                                               ============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company conducts its operations in two business segments. The lodging industry segment consists of three full service hotels, one which was sold on November 30, 1997 (see Note C). The food service industry segment consists of a limited partnership which operates twenty-five Wendy's Old Fashioned Hamburger restaurants under franchise agreements with Wendy's International, Inc. All operations of the Company are located in Michigan.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

    St. Clair Inn, Inc.
    Thomas Edison Inn, Incorporated
    Grand Harbor Resort Inc.
    Grand Harbor Yacht Club Inc.
    MHG Food Service Inc.

All significant intercompany balances and transactions have been eliminated.

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories consist of restaurant food items, beverages and food serving supplies.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 40 years. Amortization of leasehold improvements is provided over the terms of the various leases.

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

FRANCHISE FEES

Franchise fees for one of the Company's hotels and the Company's restaurant units are amortized using the straight-line method over the terms of the individual franchise agreements. Effective October 15, 1997, the Company and its hotel franchisor terminated their franchise agreement pursuant to the terms of a voluntary termination agreement between the parties. As a result, $59,792 of unamortized franchise fees were written off in October 1997.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCING COSTS

Financing costs are amortized using the straight-line method over the terms of the various loan agreements.

GOODWILL AND LONG-LIVED ASSETS

Goodwill is amortized using the straight-line method over periods of up to twenty years.

The Company performs a review for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted future cash flows of an asset are compared with its carrying value and if the cash flows are less than the carrying value, an impairment loss is recognized. There is no impact on the financial statements due to this review.

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

LOSS PER SHARE

Loss per share is computed based upon the weighted average number of shares outstanding during each year.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments approximate their fair values.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which is effective for fiscal years beginning after December 15, 1997. Early adoption of the standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a significant impact on the disclosure of earnings per share in the financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS No. 130 will have a significant effect on its financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS No. 131 will have a significant effect on its financial statements.

NOTE B - ACQUISITION

During 1996, the Company purchased 54% of the partnership interest in Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership") and at November 30, 1997 the Company had a majority interest (54.0%). Certain of the units in the Wendy's Partnership were purchased from Stockholders/Directors at prices no more favorable than that paid to non-related parties. The Company then transferred this interest to its wholly-owned subsidiary, MHG Food Service Inc.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE B - ACQUISITION (CONTINUED)

The acquisition has been accounted for as a purchase and the acquisition cost has been allocated to assets acquired and liabilities assumed based upon estimates of their fair values. A total of $1,719,819, representing the excess of acquisition cost over the fair value of assets acquired has been allocated to goodwill.

The Company's consolidated results of operations include the Wendy's Partnership activity from November 1, 1996 (effective date of acquisition). The unaudited pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the acquisition occurred at the beginning of the periods presented.


                                                                           YEAR ENDED NOVEMBER 30,
                                                                        ----------------------------
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

NOTE C - SALE OF HOTEL ASSETS

The Company sold substantially all of the hotel assets of the St. Clair Inn on November 30, 1997 for $3,800,000. The sale resulted in a gain of $1,479,095 before the extraordinary charge of $177,291 related to a prepayment penalty and the write off of existing finance costs on the related long-term debt. The Company's equity increased $1,301,804 as a result of this transaction. The Company ceased operating the hotel on November 30, 1997.

A portion of the receivable from the sale of the hotel assets, in the amount of $3,329,282, is restricted for the payment of debt and related prepayment penalties, which was paid in December 1997.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at November 30,:

                                                                 1997               1996
                                                             ------------      ------------
          Land and improvements                              $  1,242,724      $  2,014,914
          Buildings and improvements                           18,702,695        21,597,196
          Furnishings and equipment                            12,335,194        14,552,410
          Leasehold improvements                                2,144,520         2,192,253
          Leased property/capital leases                        2,825,338         2,825,338
                                                             ------------      ------------
                                                               37,250,471        43,182,111

          Less accumulated depreciation and amortization      (18,271,158)      (21,425,043)
                                                             ------------      ------------
                                                             $ 18,979,313      $ 21,757,068
                                                             ============      ============

Depreciation and amortization expense was approximately $1,822,000, $1,012,000 and $883,000 for the years ended November 30, 1997, 1996 and 1995, respectively.

NOTE E - AMOUNTS DUE FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

A Partnership administration fee is payable by the Wendy's Partnership to the General Partner equal to 2% of gross partnership revenues from operations, as defined in the Partnership Agreement. The General Partner has elected to reduce the Partnership administration fee to the General Partner from 2% of gross partnership revenues from operations to $160,000 in 1997 and $13,333 in 1996 (effective date of the Wendy's Partnership acquisition was November 1, 1996.)

The Company has entered into a note payable with the Chairman of the Board (see Note G).

The Wendy's Partnership leases certain land and buildings from a partnership related through common general partnership ownership with the former general partner (see Note I).

NOTE F - ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                   1997            1996
                                                ----------     ----------
          Payroll and related payroll taxes     $  525,716     $  526,812
          Property taxes                           184,328        213,005
          Professional fees                         61,450         56,697
          Interest and other expenses              339,816        139,597
                                                ----------     ----------
                                                $1,111,310     $  936,111
                                                ==========     ==========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE G - LONG-TERM DEBT

Long-term debt consists of the following obligations at November 30,:

                                                           1997             1996
                                                       -----------      -----------


Mortgage note payable to insurance company, as
amended, due in monthly installments beginning
January 1, 1997 of $137,897 including interest at
10.3% through October 31, 1997 and $118,724
including interest at 11.25% thereafter through
December 1, 2003. (1) (5)                              $14,205,288      $14,000,000

Mortgage note payable to insurance company, as
amended, due in monthly installments of interest
at prime plus 8% beginning January 1, 1997
through December 1, 1997 and monthly installments
of principal of $50,000 beginning January 1, 1998
through March 1, 1998, $100,000 beginning April
1, 1998 through May 1, 2002 plus interest and
final principal payment plus interest due June 1,
2002. (2) (5)                                            5,469,543        5,250,000

Note payable to bank, due in monthly installments
of $14,693 including interest at 8.8% through
November 30, 1997 and $8,774 including interest
at 8.8% through October 8, 2000. (3)                       452,197          582,359

Term note payable to bank, due in monthly
installments of $43,313, including interest at 1%
over prime per month through February 2005 when
any remaining unpaid principal will be due. Under
the revolving loan agreement, the required
monthly payments described above may be offset by
additional borrowings up to the unused available
borrowings. The total available borrowings under
the loan agreement were $2,727,802 as of November
30, 1997. (4)                                            2,037,111        2,192,351

Note payable to Chairman of the Board and
shareholder, unsecured, interest due monthly at
prime plus 8% beginning April 15, 1997. Principal
is due the later of December 31, 1997 or 91 days
after the Company's primary lender is paid in
full. (5)                                                  770,767             --

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------


NOTE G - LONG-TERM DEBT (CONTINUED)

                                                           1997             1996
                                                       -----------      -----------

Mortgage note payable to insurance company, as
amended, due in monthly installments of interest
at prime plus 1% beginning June 1, 1997 through
October 30, 1997 and 11.25% thereafter. Principal
payments of $35,000 are required at the time of
the sale of any of the marina condominium units
The total available borrowings was $75,000 as of
November 30, 1997. (5)                                     820,336             --

Other notes and land contracts payable, requiring
monthly payments aggregating $11,610 and $4,100,
respectively, subject to interest at rates
ranging from 8.25% to 10.0%                                185,117           82,257
                                                       -----------      -----------
                                                        23,940,359       22,106,967

         Less current portion                            4,565,928          395,120
                                                       -----------      -----------
                                                       $19,374,431      $21,711,847
                                                       ===========      ===========


The prime lending rate was 8.5% at November 30, 1997.

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

(5) Effective October 1, 1997 the Company obtained a moratorium on payments due in the last three months of 1997 on its mortgage notes payable. These amounts were added to the principal of the related notes. Based on terms of the loan agreement, the payment moratorium extends to the payments due on the note payable to the Chairman of the Board.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE G - LONG TERM DEBT (CONTINUED)

Minimum principal payments on long-term debt to maturity as of November 30, 1997 are as follows:


                           1998                          $     4,565,928
                           1999                                1,513,845
                           2000                                2,559,799
                           2001                                1,857,197
                           2002                                1,612,287
                           Thereafter                         11,831,303
                                                             -----------
                                                             $23,940,359
                                                             ===========

Loan covenants of the various loan agreements include a requirement for maintenance of a prescribed amount of net worth and certain financial ratios and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation. At November 30, 1997 the Company failed to meet certain of the financial covenants in its agreements with the insurance company. A waiver has been obtained through December 31, 1998.

NOTE H - INCOME TAXES


Income tax expense is summarized as follows:

                                                                 YEAR ENDED NOVEMBER 30,
                                                        --------------------------------------------

                                                           1997            1996            1995
                                                        ---------       ---------       ---------
          Current benefit                               $    --         $    --         $(289,500)
          Deferred benefit                                (15,000)        (20,000)       (431,900)
                                                        ---------       ---------       ---------
                                                        $ (15,000)      $ (20,000)      $(721,400)
                                                        =========       =========       =========


                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE H - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities at November 30, consist of the following:

                                                               1997              1996
                                                            -----------       -----------
          Deferred tax assets:
              Net operating loss carryforwards              $ 1,358,000       $ 1,181,000
              AMT credit carryforward                           105,000           105,000
              Allowance for doubtful accounts                    14,000             8,500
              Michigan Single Business Tax - Federal             57,000            63,000
              Contribution carryforward                           8,000             6,500
                                                            -----------       -----------
                                                              1,542,000         1,364,000
          Deferred tax liabilities
              Depreciation                                     (572,000)         (635,000)
              Michigan Single Business Tax - State             (168,000)         (183,000)
                                                            -----------       -----------
                                                               (740,000)         (818,000)
          Less valuation allowance                             (970,000)         (729,000)
                                                            -----------       -----------
                            Net deferred tax liability      $  (168,000)      $  (183,000)
                                                            ===========       ===========


The net operating loss carryforwards expire in years 2010 - 2012.

The income tax provision reconciled to the tax computed at the statutory Federal rate was as follows:

                                                                    YEARS ENDED NOVEMBER 30,
                                                           -----------------------------------------
                                                              1997            1996            1995
                                                           ---------       ---------       ---------
          Tax benefit at statutory rates applied to
             income before federal income tax              $(579,900)      $(654,700)      $(942,000)
          Effect of nondeductible items                       82,400         (51,000)         24,700
          IRS adjustment to net operating loss               250,000
          Difference in rates of net operating loss
              carrybacks                                        --              --           151,300
          Other                                               (8,500)         (4,000)          5,300
          Valuation allowance                                241,000         689,700          39,300
                                                           ---------       ---------       ---------
                                                           $ (15,000)      $ (20,000)      $(721,400)
                                                           =========       =========       =========

NOTE I - LEASE COMMITMENTS

The Wendy's Partnership leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options of up to thirteen years) ranging from one to twenty-three years. Included in the leases are five with a real estate partnership related through common general partnership ownership through May 19, 1997 when the former general partner was removed (see Note O).

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995


--------------------------------------------------------------------------------

NOTE I - LEASE COMMITMENTS (CONTINUED)

Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals is as follows:

         YEAR ENDED NOVEMBER 30,                                     1997           1996
         -----------------------                                  ----------      ----------
          Leases with related parties
                  Minimum rentals                                 $  143,127      $   25,256
                  Percentage rentals                                  79,948          14,155
          Other Leases
                  Minimum rentals                                    583,365          46,347
                  Percentage rentals                                 459,463           7,887
                                                                  ----------      ----------
                                                                  $1,265,903      $   93,645
                                                                  ==========      ==========

Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                                             CAPITAL         OPERATING
                YEAR ENDED NOVEMBER 30,                                      LEASES            LEASES
               ------------------------                                    -----------       -----------

                         1998                                              $   465,323       $   590,008
                         1998                                                  465,323           445,516
                         2000                                                  465,323           430,693
                         2001                                                  449,365           409,622
                         2002                                                  369,575           332,490
                      Thereafter                                               400,373           308,263
                                                                            ----------        ----------
         Total minimum lease obligations                                     2,615,282        $2,516,592
                                                                                              ==========
         Less amount representing interest imputed at approximately 11%        661,282
                                                                            ----------
         Present value of minimum lease obligations                         $1,954,000
                                                                            ==========

The present value of minimum rental obligations is reflected in the balance sheets as current and long-term obligations under capital leases.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE I - LEASE COMMITMENTS (CONTINUED)

Accumulated amortization of leased property under capital leases was $1,814,346 and $1,648,146, at November 30, 1997 and 1996, respectively.

In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

NOTE J - SERIES A CONVERTIBLE CUMULATIVE PREFERRED STOCK

In 1996, the Company designated a series of non-voting preferred stock consisting of 200,000 shares of $0.01 par value. The shares have an annual dividend rate of $0.90 per share and the payment of the dividends are cumulative. The shares are also convertible into common shares at the conversion price of $7.00 per share. The shares have a liquidation value of $10.00 per share.

Under certain conditions relating to the market value of the Company's common stock, the Company has the option to cause the preferred stock to be converted into common stock.

NOTE K - NOTE RECEIVABLE FROM SALE OF SHARES

On September 19, 1995, a stock purchase and sale agreement (Agreement) was executed by the Company, its then principal stockholder, and Meritage Capital Corp. ("MCC"). Under the agreement, the Company sold 1,500,000 shares of previously authorized newly issued common stock to MCC at a total price of $10,500,000. Upon execution of the agreement, MCC gave the Company a non-interest bearing promissory note in the amount of $10,500,000. The Note provides that MCC does not have to make any payments to the Company for five years from the date of the Note (September 19, 1995). Beginning on the fifth anniversary of the Note, MCC is required to make six annual payments of $1,625,000.

The Note is secured by the shares issued to MCC under the Agreement. The Note was discounted at 11% and is recorded as a reduction of stockholders' equity.

During the year ended November 30, 1996 the Company received an unscheduled principal payment of $750,000. As a result, the present value of the note was recalculated and reduced by approximately $290,000.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE L - EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) plan that covers substantially all employees of the lodging industry segment and corporate employees. Contributions to the Plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. No contributions were made to the plan by the Company during the years ended November 30, 1997, 1996 and 1995. The plan was terminated November 30, 1997. All plan assets will be distributed to plan participants subsequent and subject to various governmental regulations.

The Wendy's Partnership maintains a 401(k) profit sharing plan that covers substantially all of its employees. Contributions to the plan may be made by the subsidiary (which are discretionary) or by plan participants through elective salary reductions. Contributions to the plan by the subsidiary totaled $22,000 and $2,000 in 1997 and 1996, respectively.

The Wendy's Partnership had a deferred compensation agreement with a key employee which provided for the payment of $150,000 upon the completion of the five-year term of the agreement in December 1998. The agreement was funded by the Wendy's Partnership through payment of premiums on a split dollar life insurance contract. The agreement was terminated in April 1997.

In 1996, the Company established an Employee Stock Purchase Plan which provides eligible employees the opportunity to purchase common shares of the Company. Shares may be purchased through payroll deductions at a price equal to 85% of the market value at the date of purchase.

NOTE M - STOCK OPTION PLANS

The 1996 Management Equity Incentive Plan ("Incentive Plan") and, the 1996 Directors' Share Option Plan ("Directors' Plan") were approved by stockholders on May 21, 1996. Amendments to the Incentive Plan and the Director's Plan which increase the number of shares of common stock available for grant were approved by stockholders on May 20, 1997.

The Incentive Plan, as amended, provides for 475,000 shares of common stock to be reserved for options that may be issued under the plan. The Board of Directors has the discretion to designate an option to be an Incentive Share Option or a non-qualified share option. The plan provides that the option price is not less than the fair market value of the common stock at the date of grant. Unless the option agreement provides otherwise, options granted under the plan become exercisable on a cumulative basis at the rate of 20 percent during each of the second through fifth years after the date of grant. Options granted under the plan may have a term of from one to ten years.

The Directors' Plan, as amended, provides for the non-discretionary grant of options to non-employee directors of the Company to purchase a combined maximum of 120,000 shares. The plan provides that the option price is not less than the greater of the fair

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE M - STOCK OPTION PLANS (CONTINUED)

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

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:


                                     1996 MANAGEMENT                            1996 DIRECTORS'
                                  EQUITY INCENTIVE PLAN                        STOCK OPTION PLAN
                             ---------------------------------          --------------------------------
                                                  AVERAGE OPTION                          AVERAGE OPTION
                             SHARES UNDER             PRICE             SHARES UNDER           PRICE
                               OPTIONS              PER SHARE             OPTIONS            PER SHARE
                             ------------          -----------          ------------        ------------

Outstanding at
     December 1, 1995                      -                                      -

Granted during 1996                  190,000                                 50,000
                                  ----------                             ----------
Outstanding at
     November 30, 1996               190,000              $7.00              50,000               $7.00
                                                     ==========                              ==========
Granted during 1997                  143,500                                  6,000

Canceled during 1997                 (35,000)                                     -
                                  ----------                             ----------
Outstanding at
     November 30, 1997               298,500              $7.00              56,000               $7.00
                                  ==========         ==========          ==========          ==========
Exercisable at
     November 30, 1996                     -                                 50,000
                                  ==========                             ==========
Exercisable at
     November 30, 1997                28,500                                 56,000
                                  ==========                             ==========
Available for grant at
     November 30, 1996               110,000                                 10,000
                                  ==========                             ==========
Available for grant at
     November 30, 1997               171,500                                 64,000
                                  ==========                             ==========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

The Financial Accounting Standard Board has issued Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). The Statement established a fair value method of accounting for employee stock options and similar equity instruments such as warrants, and encourages all companies to adopt that method of accounting for all of their stock compensation plans. However, the statement allows companies to continue measuring compensation for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants in 1997: dividend yield of 0%, expected volatility ranging from 10.5%-63.4%, risk-free interest rates ranging from 6.2%-7% and expected life of ten years.

The Company has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on the Company's financial position or results of operations.

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                  Net Loss
                    As reported                      $ (1,792,564)
                    Pro Forma                        $ (2,196,009)

                  Loss per share
                    As reported                      $       (.56)
                    Pro Forma                        $       (.68)

NOTE N - BUSINESS SEGMENT INFORMATION

The Company operates in two business segments, lodging and food service operations. Intersegment transactions are not reported separately since they are not significant.

Identifiable assets are those assets applicable to the respective industry segment.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE N - BUSINESS SEGMENT INFORMATION (CONTINUED)

Data by business segment for the year ended November 30, 1997 is as follows:

                                                      FOOD
                                     LODGING         SERVICE       CONSOLIDATING     CONSOLIDATED
                                  ------------    ------------   ------------    ------------
Revenues                          $ 14,034,053    $ 27,135,585   $       --      $ 41,169,638
Earnings (loss) from operations   $ (1,100,290)   $  1,062,644   $   (157,704)   $   (195,350)
Identifiable assets               $ 22,447,585    $  9,025,681   $       --      $ 31,473,266
Depreciation and amortization
   expense                        $  1,166,989    $    858,563   $    157,704    $  2,183,256
Capital additions                 $    554,631    $    817,543   $       --      $  1,372,174


NOTE O - LEGAL PROCEEDINGS

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

On December 5, 1996, the Company received a notice from the Internal Revenue Service that approximately $2.1 million, which the Company deducted as a business expense in connection with the litigation in 1995 and 1996 relating to the replacement and restructuring of former management, should be treated as a capital expenditure and, therefore, disallowed as a deduction. In January 1998, the Company and IRS reached a settlement in principle whereby the IRS agreed to reduce its claim by 65% resulting in a total tax liability for the Company of approximately $76,000. This settlement will have no impact on the Company's net earnings nor on its cash flow.

On May 19, 1997, a majority limited interest of the Wendy's Partnership removed Wendy's West Michigan, Inc. as general partner of the Wendy's Partnership and appointed MCC Food Service Inc., an affiliate of the Company, as the substitute general partner. Approximately 180 unit holders (from whom the Company acquired
482.55 of its total partnership units) had previously consented to the removal and substitution of the former general partner. This action was carried out in connection with the Company's prior acquisition of a controlling interest in the Wendy's Partnership. The former general partner subsequently commenced a lawsuit against the Company and its affiliates seeking, among other things, (i) a declaration that Wendy's West Michigan, Inc. is the general partner of the Wendy's Partnership, (ii) injunctive relief in the form of a temporary restraining order or a preliminary injunction which would prohibit the defendants from participating in the management of the Wendy's Partnership,
(iii) unspecified damages for breach of contract, and (iv) unspecified damages for various business torts and misrepresentation. The former general partner's motion for a temporary restraining order was denied on May 21, 1997. In September 1997, the

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

NOTE O - LEGAL PROCEEDINGS (CONTINUED)

Wendy's Partnership, the Company and certain of its affiliates filed claims against the former general partner and its principal shareholders alleging (i) breach of contract, (ii) violation of SEC Rule 10b-5, (iii) business defamation,
(iv) tortious interference, and (v) breach of fiduciary duty. In January 1998, the former general partner filed a motion to enjoin the dissolution of the Wendy's Partnership. The court denied this motion and the Wendy's Partnership was thereafter dissolved on January 30, 1998. Wendy's International has consented to MCC Food Service Inc. serving as the general partner of the Wendy's Partnership and to the dissolution of the Wendy's Partnership.

NOTE P - SUBSEQUENT EVENTS

The Company acquired the remaining 46% of the Wendy's Partnership in exchange for 1,772,359 Common Shares on January 30, 1998.

The Company has entered into a contract for the sale of real and personal property comprising, among other things, one of the Company's two remaining hotel properties. A non-refundable deposit of $500,000 has been paid by the prospective purchaser. If the sale is closed, the Company will receive approximately $12,200,000 which will result in a pre-tax gain of approximately $2,000,000 and long-term debt will be reduced by approximately $9,000,000. The closing is scheduled for April 1, 1998, but there can be no assurances that the sale will close.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         MERITAGE HOSPITALITY GROUP INC.
                             CONDENSED BALANCE SHEET
                                NOVEMBER 30, 1997


ASSETS
   Current assets:
     Cash and cash equivalents                                  $    118,716
     Receivable from sale of subsidiary's assets                   3,187,782
     Other current assets                                             29,025
                                                                ------------
            Total current assets                                   3,335,523

      Property, plant and equipment, net                             301,952

      Investments in and advances to subsidiaries                 17,455,533

      Deferred income taxes                                          550,000

      Other assets                                                   402,281
                                                                ------------

            Total assets                                        $ 22,045,289
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities:
     Current portion of long-term debt                          $  4,438,776
     Other current liabilities                                       377,532
                                                                ------------
         Total current liabilities                                 4,816,308

      Deferred income taxes                                          740,000

      Long-term debt                                              16,459,020
                                                                ------------

            Total liabilities                                     22,015,328

STOCKHOLDERS' EQUITY
      Capital stock                                                7,315,222
      Accumulated deficit                                         (7,285,261)
                                                                ------------
            Total stockholders' equity                                29,961

            Total liabilities and stockholders' equity          $ 22,045,289
                                                                ============

                         MERITAGE HOSPITALITY GROUP INC.
                        CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED NOVEMBER 30, 1997

REVENUE
      Equity in earnings of subsidiaries                        $ 2,595,397
      Interest and dividend income                                  579,394
                                                                -----------
            Total revenue                                         3,174,791

EXPENSES
      General and administrative expenses                         1,948,781
      Depreciation and amortization                                 292,300
      Interest expense                                            2,462,269
                                                                -----------
            Total expenses                                        4,703,350
                                                                -----------

Loss before federal income tax                                   (1,528,559)

Federal income tax benefit                                          (15,000)
                                                                -----------

Loss before extraordinary item                                   (1,513,559)

Extraordinary item - loss on early extinguishment
   of debt (no applicable federal income tax)                       177,291
                                                                -----------

Net loss                                                         (1,690,850)

Preferred stock dividends                                           101,714
                                                                -----------

Net loss on common shares                                       $(1,792,564)
                                                                ===========

                         MERITAGE HOSPITALITY GROUP INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED NOVEMBER 30, 1997


NET CASH USED IN OPERATING ACTIVITIES                           $(2,429,935)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property, plant and equipment                     (35,166)
      Decrease in other assets                                      149,136
                                                                -----------

            Net cash provided by investing activities               113,970

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from long-term debt                                  750,000
      Principal payments of long-term debt                         (295,328)
      Proceeds from issuance of preferred and common shares         313,519
      Dividends paid                                               (101,714)
                                                                -----------

          Net cash provided by financing activities                 666,477
                                                                -----------

          Net decrease in cash                                   (1,649,488)

          Cash and cash equivalents - beginning of year           1,768,204
                                                                -----------

          Cash and cash equivalents - end of year               $   118,716
                                                                ===========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                    ---------------------------------------
                   Balance at             (1)                     (2)
                    beginning          Charged to           Charged to other       Deductions-       Balance at
  Description       of period       Cost & Expenses        accounts-describe        describe        end of period
------------------------------------------------------------------------------------------------------------------------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended November 30:

      1997          $  54,000          $  22,977                     -0-                $ (11,977)*          $  65,000

      1996            289,000             32,655                     -0-                 (267,655)*             54,000

      1995             24,000            275,910                     -0-                  (10,910)*            289,000


*  Amount written off as uncollectible





VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

Year ended November 30:

     1997             $729,000           -0-                     $241,000**                     -0-           $970,000

     1996               39,300           -0-                      689,700**                     -0-            729,000

     1995                  -0-           -0-                       39,300**                     -0-             39,300


**Increase to adjust allowance to the amount of net deferred taxes.

INDEPENDENT AUDITORS' REPORT


To the Partners
Wendy's of West Michigan
     Limited Partnership
Kalamazoo, Michigan

We have audited the accompanying balance sheets of Wendy's of West Michigan Limited Partnership as of November 30, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for the year ended November 30, 1997, eleven months ended November 30, 1996 and year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wendy's of West Michigan Limited Partnership at November 30, 1997 and 1996, and the results of its operations and its cash flows for the year ended November 30, 1997, eleven months ended November 30, 1996 and year ended December 31, 1995, in conformity with generally accepted accounting principles.




January 9, 1998, except for Notes 6 and 7
     which are as of January 30, 1998

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------



November 30,                                                                          1997                   1996
--------------------------------------------------------------------------------------------------------------------

ASSETS (Note 3)

CURRENT ASSETS
     Cash                                                                   $      601,562        $       394,066
     Receivables, including amounts due from related parties                       258,282                215,879
     Inventories                                                                   156,746                180,250
     Prepaid expenses                                                              149,003                125,445
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                             1,165,593                915,640
--------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Land                                                                          749,000                749,000
     Leasehold improvements                                                      2,144,520              2,192,253
     Buildings and improvements                                                  2,398,127              2,398,127
     Furnishings and equipment                                                   4,893,418              4,296,289
     Vehicles                                                                       79,734                 79,734
     Leased property under capital leases (Note 4)                               2,825,338              2,825,338
--------------------------------------------------------------------------------------------------------------------

                                                                                13,090,137             12,540,741
     Less accumulated depreciation and amortization                              7,236,594              6,643,697
--------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                       5,853,543              5,897,044
--------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Goodwill, net of amortization of $2,179,320 and $1,981,200
                                                                                 1,782,967              1,981,087
     Franchise fees, net of amortization of $406,552 and $395,488
                                                                                   153,448                154,512
     Other                                                                          70,130                127,404
--------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                               2,006,545              2,263,003
--------------------------------------------------------------------------------------------------------------------


                                                                            $    9,025,681        $     9,075,687
--------------------------------------------------------------------------------------------------------------------

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                  BALANCE SHEETS


November 30,                                                                            1997                 1996
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $     591,773        $     770,770
     Accruals:
         Salaries and wages                                                          368,611              349,320
         Taxes                                                                       258,854              267,698
         Percentage rent                                                              88,086              107,257
     Other current liabilities, including amounts due to related parties
                                                                                      51,492               38,546
     Current maturities of long-term debt (Note 3)                                   126,294                    -
     Current maturities of obligations under capital leases (Note 4)
                                                                                     264,372              232,442
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          1,749,482            1,766,033

DEFERRED COMPENSATION (Note 2)                                                             -               61,444

OBLIGATIONS UNDER CAPITAL LEASES, less current maturities (Note 4)
                                                                                   1,689,628            1,953,999

LONG-TERM DEBT, less current maturities (Note 3)                                   2,059,411            2,192,351
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  5,498,521            5,973,827
--------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5, 6 and 7)

PARTNERS' EQUITY (Note 1)
     Limited Partners                                                              3,551,822            3,130,775
     General Partner                                                                 (24,662)             (28,915)
--------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                                             3,527,160            3,101,860
--------------------------------------------------------------------------------------------------------------------

                                                                               $   9,025,681        $   9,075,687
--------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                            STATEMENTS OF INCOME

--------------------------------------------------------------------------------



                                                                                        Eleven
                                                                 YEAR ENDED       months ended         Year ended
                                                               NOVEMBER 30,       November 30,       December 31,
                                                                       1997               1996               1995
--------------------------------------------------------------------------------------------------------------------

NET SALES                                                     $  26,860,546      $  24,438,338     $   25,364,596

COST OF SALES                                                     7,672,613          7,222,691          7,390,886
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                     19,187,933         17,215,647         17,973,710
--------------------------------------------------------------------------------------------------------------------

EXPENSES (INCOME)
     Restaurant operating costs, including amounts to
         related parties:
         Labor                                                    7,547,115          6,747,046          6,962,082
         Occupancy                                                2,785,973          2,555,026          2,526,139
         Advertising                                              1,638,409          1,535,930          1,519,903
         Food service supplies                                    1,075,263          1,008,536          1,087,791
         Royalties                                                1,074,427            977,508          1,014,569
         Other                                                    2,058,380          1,838,291          1,988,597
--------------------------------------------------------------------------------------------------------------------

     Total restaurant operating costs                            16,179,567         14,662,337         15,099,081

     General and administrative expenses, including
         amounts to related parties                               1,362,199          1,046,177          1,250,468
     Depreciation and amortization                                  858,563            768,653            852,803
     Interest expense                                               431,684            403,435            511,939
     Loss on disposal of assets (Note 1)                            218,601             25,453              1,097
     Other income                                                  (287,981)          (249,260)          (236,309)
     Insurance proceeds in excess of net book value of
         fire damaged assets                                              -                  -            (32,377)
--------------------------------------------------------------------------------------------------------------------

Net expenses                                                     18,762,633         16,656,795         17,446,702
--------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                    425,300            558,852            527,008

EXTRAORDINARY ITEM - loss on extinguishment of debt                       -                  -            (20,536)
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                    $     425,300      $     558,852     $      506,472

--------------------------------------------------------------------------------------------------------------------

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                            STATEMENTS OF INCOME

--------------------------------------------------------------------------------



                                                                                        Eleven
                                                                 YEAR ENDED       months ended         Year ended
                                                               NOVEMBER 30,       November 30,       December 31,
                                                                       1997               1996               1995
--------------------------------------------------------------------------------------------------------------------

Net income attributed to:
     Limited Partners                                         $     421,047      $     553,263     $      501,407
     General Partner                                                  4,253              5,589              5,065
--------------------------------------------------------------------------------------------------------------------

                                                              $     425,300      $     558,852     $      506,472
--------------------------------------------------------------------------------------------------------------------

Income before extraordinary item per unit of limited
     partnership interest (1,256.8 units outstanding)         $      335.02      $      440.22     $       415.14
--------------------------------------------------------------------------------------------------------------------

Extraordinary item - loss on extinguishment of debt
     per unit of limited partnership interest (1,256.8
     units outstanding)                                       $           -      $           -     $       (16.18 )
--------------------------------------------------------------------------------------------------------------------

Net income per unit of limited partnership interest
     (1,256.8 units outstanding)                              $      335.02      $      440.22     $       398.96
--------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY





                                                                           Limited       General
                                                                          Partners       Partner            Total
--------------------------------------------------------------------------------------------------------------------

BALANCE, January 1, 1995                                             $   2,955,865   $   (30,682)   $   2,925,183

Net income for the year                                                    501,407         5,065          506,472

Distributions to partners                                                 (565,560)       (5,713)        (571,273)
--------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                                               2,891,712       (31,330)       2,860,382

Net income for the period                                                  553,263         5,589          558,852

Distributions to partners                                                 (314,200)       (3,174)        (317,374)
--------------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 1996                                               3,130,775       (28,915)       3,101,860

Net income for the year                                                    421,047         4,253          425,300
--------------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 1997                                           $   3,551,822   $   (24,662)   $   3,527,160
--------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                         Eleven
                                                                  YEAR ENDED       months ended          Year ended
                                                                NOVEMBER 30,       November 30,        December 31,
                                                                        1997               1996                1995
--------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
     Net income                                                 $    425,300       $    558,852    $      506,472
    Adjustments to reconcile net income to net cash from
        operating activities:
        Loan costs written off due to refinancing                          -                  -            20,536
        Loan costs incurred due to refinancing                             -                  -           (31,477)
        Depreciation and amortization                                858,563            768,653           852,803
        Loss on disposal of property and equipment                   218,601             25,453             1,097
        Undepreciated cost of equipment destroyed by fire
                                                                           -                  -             1,194
        Decrease (increase) in cash value of life insurance
                                                                      61,444            (61,444)                -
        Increase (decrease) in deferred compensation                 (61,444)            61,444                 -
        Changes in operating assets and liabilities:
           Receivables                                               (42,403)          (161,992)           13,681
           Inventories                                                23,504            (34,443)           16,968
           Prepaid expenses                                          (23,558)            13,757            25,429
           Accounts payable                                         (178,997)           (14,585)           (8,681)
           Accrued salaries and wages                                 19,291             44,276            21,391
           Accrued taxes                                              (8,844)           (26,007)          (35,821)
           Accrued percentage rent                                   (19,171)            27,441            (6,580)
           Other current liabilities                                  12,946               (417)          (11,234)
--------------------------------------------------------------------------------------------------------------------

Net cash from operating activities                                 1,285,232          1,200,988         1,365,778
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Proceeds from disposal of property and equipment                       -              5,449           122,500
    Additions to property and equipment                             (572,906)          (427,872)         (471,092)
    Payment of franchise fees                                        (10,000)                 -           (50,000)
    Purchase of other assets                                         (11,106)            (8,784)                -
--------------------------------------------------------------------------------------------------------------------

Net cash for investing activities                                   (594,012)          (431,207)         (398,592)
--------------------------------------------------------------------------------------------------------------------

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------



                                                                                         Eleven
                                                                  YEAR ENDED       months ended          Year ended
                                                                NOVEMBER 30,       November 30,        December 31,
                                                                        1997               1996                1995
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from long-term debt                                $          -       $          -    $    2,022,499
    Repayment of short-term notes payable                                  -                  -          (102,724)
    Repayment of long-term debt                                     (251,282)          (307,989)       (2,537,612)
    Payments made on obligations under capital leases               (232,442)          (161,550)         (142,920)
    Distributions to partners                                              -           (317,374)         (571,273)
--------------------------------------------------------------------------------------------------------------------

Net cash for financing activities                                   (483,724)          (786,913)       (1,332,030)
--------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                      207,496            (17,132)         (364,844)

CASH, beginning of period                                            394,066            411,198           776,042
--------------------------------------------------------------------------------------------------------------------

CASH, end of period                                             $    601,562       $    394,066    $      411,198
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest expense                              $    437,014       $    408,680    $      499,673
--------------------------------------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING TRANSACTIONS
    Long-term debt incurred for purchase of equipment           $    244,637       $          -    $            -
    Capital lease obligation incurred for use of equipment                 -            379,591                 -
    Retirement of note payable - bank with new revolving
        term note payable - bank                                           -                  -         1,331,221
--------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.     SUMMARY OF                 ORGANIZATION
       SIGNIFICANT
       ACCOUNTING                 Wendy's of West Michigan Limited Partnership
       POLICIES                   (Partnership) is a Michigan limited
                                  partnership organized on July 31, 1986. The
                                  Partnership presently operates 25 Wendy's Old
                                  Fashioned Hamburger restaurants in western
                                  Michigan under franchise agreements with
                                  Wendy's International, Inc. In August 1997, the Partnership closed one of its restaurants due to continuing operating losses. As a result of this restaurant closing and the Partnership not exercising its option to extend its lease of the restaurant building, the Partnership incurred a loss on disposal of assets of $197,102.

                                  Subject to the consent of the Limited Partners where required by the Partnership Agreement, the General Partner has the exclusive right to manage the Partnership. The Limited Partners are not liable for Partnership debts beyond the amount of their original contributions and share of undistributed net profits. The financial statements do not reflect assets the partners may have outside their interests in the partnership, nor any personal obligations, including income taxes, of the individual partners.

                                  The Partnership Agreement provides that the Limited Partners (as a group) are to share in 99% of the Partnership's net income or loss, except as discussed in the following paragraph, and receive 99% of all cash flow from operations as defined by the Partnership Agreement.

                                  The net profits of the Partnership arising from the sale or other disposition, whether as a result of foreclosure, condemnation or otherwise, of all or part of the property, shall be allocated among the Partners in accordance with the provisions of the Partnership Agreement.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                  A Partnership administration fee is payable to the General Partner equal to 2% of gross partnership revenues from operations, as defined in the Partnership Agreement. The General Partner has elected to reduce the Partnership administration fee to the General Partner from 2% of gross partnership revenues from operations to $160,000, $146,667 and $160,000 for 1997, 1996 and 1995,
                                  respectively.

                                  The Partnership shall exist until December 31, 2026, unless terminated sooner as provided in the Partnership Agreement (see Note 7). A Limited Partner may, in accordance with the agreement, assign his/her interest in the Partnership by a properly executed and acknowledged instrument, the terms of which are not inconsistent with or contrary to the provisions of the Partnership Agreement and are otherwise satisfactory to the General Partner, subject to the approval of the General Partner.

                                  During the period ended November 30, 1996, MHG Food Service Inc. (MHG), a wholly owned subsidiary of Meritage Hospitality Group Inc. (Meritage), acquired 680.8 units of limited partnership interest, representing approximately 54% of the outstanding limited partner units. As a result, the Partnership changed its fiscal year-end to November 30 to conform with Meritage's fiscal year-end.

                                  CONCENTRATION OF CREDIT RISK

                                  Competition in the quick-service restaurant industry is intense. Most of the Partnership's restaurants are in close proximity to other quick-service restaurants which compete on the basis of price, service and product quality and variety. The General Partner believes that the Partnership competes effectively in these areas.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                  USE OF ESTIMATES

                                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  INVENTORIES

                                  Inventories are stated at the lower of cost
                                  (first-in, first-out) or market. Inventories consist of restaurant food items and food serving supplies.

                                  PROPERTY AND EQUIPMENT

                                  Property and equipment are stated at cost.
                                  Expenditures for renewals and betterments which extend the originally estimated economic life of assets are capitalized. Expenditures for maintenance or repairs are charged to expense when incurred. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated economic lives of the assets. For tax purposes, useful lives and methods are used as permitted by the Internal Revenue Code. Amortization of leasehold improvements is provided over the primary terms of the various leases.

                                  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED
                                  ASSETS

                                  In 1995, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                  reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. This new accounting standard had no impact on the financial statements.

                                  OTHER ASSETS

                                  Franchise fees for restaurant units are being amortized over the terms of the individual restaurant franchise agreements. Loan costs are being amortized over 120 months, the period of the loan. All amortization is under the straight-line method.

                                  The excess of cost over fair value of net assets acquired (goodwill) is being amortized on the straight-line method over 240 months. Amortization expense for goodwill for the periods 1997, 1996 and 1995 amounted to $198,120, $181,610 and $198,120, respectively.
                                  The Partnership evaluates the recoverability of the goodwill whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable and considers whether the goodwill should be completely or partially written off or the amortization period accelerated. The Partnership assesses the recoverability of goodwill based on undiscounted estimated future operating cash flows. If the Partnership determines that the carrying value of the goodwill has been impaired, the measurement of the impairment will be based on discounted estimated future operating cash flows.

                                  FRANCHISE COSTS AND OTHER ADVERTISING COSTS

                                  Royalties and national advertising costs are based on a percentage of monthly sales. These costs and other advertising costs are charged to operations as incurred.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                  CAPITALIZED LEASE OBLIGATIONS

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

                                  INCOME TAXES

                                  No provision for income taxes has been made in the accompanying financial statements. A Partner's share of the income or loss of the Partnership is includable in the individual tax returns of the Partners.

                                  FAIR VALUE OF FINANCIAL INSTRUMENTS

                                  The carrying amounts of the Partnership's financial instruments, consisting of cash, receivables, accounts payable and long-term debt, approximate their fair value.

2. DEFERRED                       The Partnership had a deferred compensation
   COMPENSATION                   agreement with a key employee which provided
                                  for the payment of $150,000 upon the
                                  completion of the five-year term of the
                                  agreement in December 1998. The agreement was funded by the Partnership through payment of premiums on a split dollar life insurance contract. The agreement was terminated in April 1997. Charges to operations related to this agreement were $10,630, $27,913 and $25,295 for 1997, 1996 and 1995, respectively.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



3.     LONG-TERM DEBT             Long-term debt at November 30, 1997 and 1996
                                  consisted of the following:

                                  November 30,                                           1997             1996
                                  -------------------------------------------------------------------------------

                                  Revolving term note payable - bank            $   2,037,111    $   2,192,351
                                  Equipment note payable                              148,594                -
                                  -------------------------------------------------------------------------------

                                                                                    2,185,705        2,192,351
                                  Less current maturities                             126,294                -
                                  -------------------------------------------------------------------------------

                                  Long-term debt, less current maturities
                                                                                $   2,059,411    $   2,192,351
                                  -------------------------------------------------------------------------------

                                  The revolving term note payable - bank is secured by substantially all assets of the Partnership and by the unsecured corporate guaranty of Meritage. The loan agreement requires monthly payments of $43,313, including interest at 1% over prime (effectively 9.5% at November 30, 1997) through February 2005 when any remaining unpaid principal will be due. Under the revolving loan agreement, the required monthly payments described above may be offset by additional borrowings up to the unused available borrowings. The total available borrowings under the loan agreement were $2,727,802 as of November 30, 1997. The total available borrowings decrease monthly based on the original term note amortization over 120 months. The loan agreement also requires that the Partnership maintain certain cash availability, financial ratios and a minimum tangible net worth, as defined in the loan agreement, of approximately $968,000. The Partnership was in compliance with these covenants at November 30, 1997. The loan agreement also requires that the Partnership not exceed $400,000 of capital expenditures in any one year. During 1997, the Partnership's capital expenditures exceeded the covenant. The bank agreed to waive the covenant for 1997.

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                  The equipment note payable is unsecured and requires monthly payments of $11,290, including interest at 10% through January 1999.

                                  The following is a schedule by year of annual maturities under the loan agreements:

                                   Year ending November 30,
                                   -------------------------------------------------------------------------------

                                   1998                                                           $     126,294
                                   1999                                                                  22,300
                                   2000                                                                 232,940
                                   2001                                                                 375,677
                                   2002                                                                 415,587
                                   Later years                                                        1,012,907
                                   -------------------------------------------------------------------------------

                                                                                                  $   2,185,705
                                   -------------------------------------------------------------------------------

4.     DESCRIPTION OF             The Partnership leases land and buildings used
       LEASING                    in operations under operating agreements, with
       ARRANGEMENTS               remaining lease terms (including renewal
       (INCLUDING THOSE           options of up to thirteen years) ranging from
       WITH AFFILIATED            one to twenty-three years. Included in the
       PARTNERSHIP)               leases are five leases with parties related
                                  through common ownership with the former general partner. (See Note 6.)

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                  Total lease expense (including taxes,
                                  insurance and maintenance when included in
                                  rent) related to all operating leases and all percentage rentals is as follows:

                                   Period ended                               1997          1996           1995
                                   -------------------------------------------------------------------------------

                                   Leases with related parties:
                                       Minimum rentals                $    143,127  $    266,358   $    230,848
                                       Percentage rentals                   79,948       168,370        150,867
                                   Other leases:
                                       Minimum rentals                     583,365       403,613        414,539
                                       Percentage rentals                  459,463       275,993        309,228
                                   -------------------------------------------------------------------------------

                                                                      $  1,265,903  $  1,114,334   $  1,105,482
                                   -------------------------------------------------------------------------------



                                  Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancelable operating leases in effect are as follows:

                                                                                       Capital        Operating
                                   Year ending November 30,                             leases           leases
                                   -------------------------------------------------------------------------------

                                   1998                                          $     465,323    $     590,008
                                   1999                                                465,323          445,516
                                   2000                                                465,323          430,693
                                   2001                                                449,365          409,622
                                   2002                                                369,575          332,490
                                   Later years                                         400,373          308,263
                                   -------------------------------------------------------------------------------

                                   Total minimum lease obligations                   2,615,282    $   2,516,592
                                                                                                    --------------
                                   Less amount representing interest imputed
                                   at approximately 11%                                661,282
                                   ------------------------------------------------------------

                                   Present value of minimum lease obligations
                                                                                 $   1,954,000
                                   ------------------------------------------------------------

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------




                                  The present value of minimum rental
                                  obligations is reflected in the balance sheets as current and long-term obligations under capital leases.

                                  Accumulated amortization of leased property under capital leases was $1,814,346 and $1,648,146 at November 30, 1997 and 1996,
                                  respectively.

                                  In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

5.     PROFIT-SHARING             The Partnership maintains a 401(k)
       PLAN                       profit-sharing plan. The plan covers
                                  substantially all employees of the Partnership who are at least 21 years old and who have completed at least one year of service (of at least 1,000 hours) with the Partnership.
                                  Contributions to the plan may be made by the Partnership (which are purely discretionary in nature) or by plan participants through elective salary deductions. Contributions to the plan by the Partnership for the periods ended 1997, 1996 and 1995, totaled $22,000,
                                  $30,721 and $12,000, respectively.

6.     LEGAL PROCEEDINGS          On May 19, 1997, a majority limited interest
                                  of the Partnership removed Wendy's West
                                  Michigan, Inc. as general partner of the Partnership and appointed MCC Food Service
                                  Inc. (MCC), an affiliate of Meritage, as the substitute general partner. Approximately 180 unit holders (from whom MHG Food Service Inc.
                                  (MHG) acquired 482.55 of its total partnership units) had previously consented to the removal and substitution of the former general partner. This action was carried out in connection with MHG's prior acquisition of a controlling interest in the Partnership. The former general partner subsequently commenced a lawsuit against Meritage and its affiliates seeking, among other things, (i) a declaration that Wendy's West Michigan, Inc. is the general partner of the Partnership, (ii) injunctive relief in the form of a temporary restraining order or a preliminary injunction which

                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                  would prohibit the defendants from
                                  participating in the management of the
                                  Partnership, (iii) unspecified damages for breach of contract, and (iv) unspecified damages for various business torts and misrepresentation. The former general partner's motion for a temporary restraining order was denied on May 21, 1997. In September 1997, the Partnership, Meritage and certain of its affiliates filed claims against the former general partner and its principal shareholders alleging (i) breach of contract, (ii) violation of SEC Rule 10b-5, (iii) business defamation, (iv) tortious interference, and
                                  (v) breach of fiduciary duty. In January 1998, the former general partner filed a motion to enjoin the dissolution of the Partnership. The court denied this motion and the Partnership was thereafter dissolved on January 30, 1998. Wendy's International, the franchisor, has consented to MCC serving as the general partner of the Partnership and to the dissolution of the Partnership. Management believes there is no basis for the Plaintiffs' claims but cannot at this time predict the likely outcome of this litigation. It is management's opinion that these proceedings are not expected to have a material adverse effect on the Partnership's operations or financial position.

7.     DISSOLUTION OF             Through the filing of Form S-4 with the
       PARTNERSHIP                Securities and Exchange Commission, which was
                                  effective on November 25, 1997, the holders of limited partnership units of the Partnership were notified of the sale of all the assets of the Partnership to a limited partnership affiliated with Meritage and the subsequent dissolution of the Partnership. As a result of the transaction, on January 30, 1998, the newly formed limited partnership acquired all the assets and assumed all the liabilities of the Partnership and succeeded to all business operations that had been conducted by the Partnership. Upon dissolution, Meritage common shares were distributed to non-affiliated limited partners on the basis of that number of Meritage common shares that had a value of $7,500 per unit, based on the average high and low bid price quoted on the OTC Bulletin Board for the 10 trading days preceding the date of dissolution ($2.4375 per share).