Form 10-Q
period 1998-02-28
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1998-04-14
CIK 808219

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended February 28, 1998.

                                       OR

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                         ----------------    ----------------

                         Commission File Number: 0-17442


                         MERITAGE HOSPITALITY GROUP INC.
             (Exact Name of Registrant as Specified in Its Charter)



              MICHIGAN                             38-2730460
    (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


      40 PEARL STREET, N.W., SUITE 900
           GRAND RAPIDS, MICHIGAN                    49503
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

                                     YES   X    NO
                                         -----     -----

As of April 10, 1998 there were 4,993,549 outstanding Common Shares, $.01 par value.

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The results of operations for the three month period ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year.











                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 28, 1998 AND NOVEMBER 30, 1997

--------------------------------------------------------------------------------

                                     ASSETS

                                                             FEBRUARY 28,
                                                                 1998         NOVEMBER 30,
                                                             (UNAUDITED)          1997
                                                             -----------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                 $   879,457     $ 1,061,475
    Trade accounts receivable, less allowance for
      doubtful accounts of $65,000                                426,298         631,732
    Receivable from sale of hotel assets                               --       3,601,063
    Inventories                                                   262,774         255,750
    Deferred income taxes                                          22,000          22,000
    Prepaid expenses and other current assets                     300,610         282,243
                                                              -----------     -----------
                  Total Current Assets                          1,891,139       5,854,263

PROPERTY, PLANT AND EQUIPMENT, NET                             20,183,817      18,979,313

DEFERRED INCOME TAXES                                             550,000         550,000

OTHER ASSETS
    Goodwill, net of amortization of $131,602 and
      $2,278,454 respectively                                   4,335,446       3,586,177
    Land held for expansion                                       697,313         697,313
    Financing costs, net of amortization of $126,385
      and $108,014 respectively                                   431,150         449,520
    Cash surrender value of life insurance, net of policy
      loans of $259,893                                            22,943          14,059
    Marina development costs                                    1,107,639       1,152,772
    Sundry                                                        693,077         189,849
                                                              -----------     -----------

                  Total Other Assets                            7,287,568       6,089,690
                                                              -----------     -----------

                  Total Assets                                $29,912,524     $31,473,266
                                                              ===========     ===========











SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                     FEBRUARY 28, 1998 AND NOVEMBER 30, 1997

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                FEBRUARY 28,
                                                                                    1998          NOVEMBER 30,
                                                                                 (UNAUDITED)          1997
                                                                                 -----------      ------------
CURRENT LIABILITIES
    Current portion of long-term debt                                           $  1,586,563      $  4,565,928
    Current portion of obligations under capital lease                               271,619           264,372
    Trade accounts payable                                                         1,789,543         2,035,220
    Accrued expenses                                                               1,055,333         1,111,310
    Other                                                                            589,334            61,001
                                                                                ------------      ------------
                  Total Current Liabilities                                        5,292,392         8,037,831

LONG-TERM DEBT                                                                    19,291,466        19,374,431

OBLIGATIONS UNDER CAPITAL LEASE                                                    1,618,944         1,689,628

DEFERRED INCOME TAXES                                                                740,000           740,000

MINORITY INTEREST                                                                         --         1,601,415

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000 shares; 200,000 shares designated as Series A convertible cumulative preferred stock;
      issued and outstanding 138,387 shares in 1998 and 1997 (liquidation
      value - $1,383,870)                                                              1,384             1,384
    Common stock - $0.01 par value; authorized 30,000,000
      shares; issued and outstanding 4,992,832 and 3,218,778
      respectively                                                                    49,929            32,188
    Additional paid in capital                                                    17,288,695        12,982,295
    Note receivable from the sale of shares                                       (5,854,084)       (5,700,645)
    Accumulated deficit                                                           (8,516,202)       (7,285,261)
                                                                                ------------      ------------
                  Total Stockholders' Equity                                       2,969,722            29,961
                                                                                ------------      ------------

                  Total Liabilities and Stockholders' Equity                    $ 29,912,524      $ 31,473,266
                                                                                ============      ============




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                               1998              1997
                                                            -----------      -----------
NET REVENUE
    Room rents                                              $   718,792      $ 1,135,011
    Food and beverages                                        7,171,375        7,451,794
    Sundry                                                      187,436          110,412
    Telephone                                                    33,885           65,691
                                                            -----------      -----------
                  Total revenue                               8,111,488        8,762,908

COSTS AND EXPENSES
    Cost of food and beverages                                2,102,502        2,281,742
    Operating expenses                                        5,102,423        5,803,120
    General and administrative expenses                       1,092,461        1,015,997
    Depreciation and amortization                               478,784          530,925
                                                            -----------      -----------
                  Total costs and expenses                    8,776,170        9,631,784

LOSS FROM OPERATIONS                                           (664,682)        (868,876)

OTHER INCOME (EXPENSE)
    Interest expense                                           (717,254)        (699,737)
    Interest income                                             156,455          141,326
    Minority interest                                            25,677          102,352
                                                            -----------      -----------
                                                               (535,122)        (456,059)
                                                            -----------      -----------

                  Net Loss                                   (1,199,804)      (1,324,935)

DIVIDENDS ON PREFERRED STOCK                                     31,137           12,760
                                                            -----------      -----------

NET LOSS ON COMMON SHARES                                   $(1,230,941)     $(1,337,695)
                                                            ===========      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                     $     (0.32)     $     (0.42)
                                                            ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED       3,810,574        3,209,679
                                                            ===========      ===========






SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED NOVEMBER 30, 1997 AND THE
                   THREE MONTH PERIOD ENDED FEBRUARY 28, 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                     SERIES A                                 NOTE
                                   CONVERTIBLE              ADDITIONAL     RECEIVABLE
                                    PREFERRED    COMMON      PAID-IN        SALE OF          ACCUMULATED
                                      STOCK       STOCK       CAPITAL        SHARES             DEFICIT          TOTAL
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1996          $1,084     $32,045     $12,616,727     $(5,135,716)     $(5,492,697)     $ 2,021,443

Issuance of 14,295 shares of
  common stock                           --         143          65,868              --               --           66,011

Issuance of 30,000 shares of
  preferred stock                       300          --         299,700              --               --          300,000

Dividends paid - preferred stock         --          --              --              --         (101,714)        (101,714)

Recognition of interest income
  on note receivable from sale
  of shares                              --          --              --        (564,929)              --         (564,929)

Net loss                                 --          --              --              --       (1,690,850)      (1,690,850)
                                     ------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1997         $1,384     $32,188     $12,982,295     $(5,700,645)     $(7,285,261)     $    29,961

Issuance of 1,774,054 shares of
  common stock                           --      17,741       4,306,400              --               --        4,324,141

Dividends paid - preferred stock         --          --              --              --          (31,137)         (31,137)

Recognition of interest income
  on note receivable from sale
  of shares                              --          --              --        (153,439)              --         (153,439)

Net loss                                 --          --              --              --       (1,199,804)      (1,199,804)
                                     ------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1998         $1,384     $49,929     $17,288,695     $(5,854,084)     $(8,516,202)     $ 2,969,722
                                     ====================================================================================











SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                          1998                 1997
                                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $(1,199,804)     $(1,324,935)
    Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                      478,784          530,925
         Compensation and fees paid by issuance of common shares              1,691           49,083
         Minority interest in net loss of consolidated subsidiaries         (25,677)        (102,352)
         Interest income on note receivable from sale of shares            (153,439)        (138,234)
         Interest expense refinanced as long-term debt                        5,299               --
         (Increase) decrease in assets
              Accounts receivable                                           205,434          158,611
              Inventories                                                    (7,024)          25,089
              Prepaid expenses and other current assets                     (18,367)        (110,373)
         Increase (decrease) in liabilities
              Accounts payable and accrued expenses                         226,679         (704,708)
                                                                        -----------      -----------

                Net cash used in operating activities                      (486,424)      (1,616,894)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of hotel assets                                    3,601,063               --
    Purchase of property, plant and equipment                               (95,650)        (423,175)
    Decrease in other assets                                                (41,128)         (52,051)
                                                                        -----------      -----------
                Net cash provided by (used in) investing activities       3,464,285         (475,226)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                            475,000          317,450
    Principal payments of long-term debt                                 (3,542,630)        (111,361)
    Payments on obligations under capital leases                            (63,437)         (52,106)
    Proceeds from issuance of common shares                                   2,325               --
    Proceeds from issuance of preferred shares                                   --          300,000
    Dividends paid                                                          (31,137)         (12,760)
                                                                        -----------      -----------

                Net cash (used in) provided by financing activities      (3,159,879)         441,223
                                                                        -----------      -----------

                Net decrease in cash                                       (182,018)      (1,650,897)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,061,475        2,265,497
                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $   879,457      $   614,600
                                                                        ===========      ===========








SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
          FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         1998             1997
                                                                      ----------        --------
Cash paid for interest expense                                        $  530,490        $701,297


Schedule of non-cash investing and financing transactions

    Acquisition of remaining 46% interest in Wendy's of
      West Michigan Limited Partnership, including assets
      acquired and liabilities assumed
         Fair value of tangible and intangible assets acquired        $2,744,387
         Reduction of minority interest                                1,575,738
                                                                      ----------
         1,772,359 common shares issued                               $4,320,125
                                                                      ==========

    Acquisition of equipment
         Cost of equipment                                                              $244,637
         Equipment loan                                                                  244,637
                                                                                        --------
         Cash down payment for equipment                                                $     --
                                                                                        ========


NOTE B - LOSS PER SHARE

         Beginning in fiscal 1998, the Company adopted Financial Accounting Standards Number 128 - "Earnings Per Share". Prior year earnings per share amounts reflect this new pronouncement.

         Basic earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. As of February 28, 1998 and 1997, the Company had 138,387 and 108,387 shares of Series A convertible cumulative preferred stock outstanding, respectively. Each share of preferred stock is convertible into
1.43 shares of common stock. The convertible preferred stock was not included in the computation of diluted loss per common share because the effect of conversion would be antidilutive.

NOTE C - ACQUISITION

         On January 30, 1998, the Company acquired the remaining 46% of the Wendy's Partnership in exchange for 1,772,359 common shares, which had a value of $4,320,125. As a result of this transaction, assets were recorded at their fair value (a $2,744,387 increase) and minority interest was eliminated (a $1,575,738 reduction).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                               FOOD SERVICE GROUP

         The following summarizes the Company's results of operations for the Food Service Group for the periods ended February 28, 1998 and 1997.


                                                            Statements of Operations
                                                -----------------------------------------------------
                                                   $ in Thousands                   % of Revenue
                                                --------------------            ---------------------
                                                1998            1997             1998           1997
                                                --------------------            ---------------------
Net revenue
     Food and beverage revenue                  $6,023         $5,830            99.2%          99.2%
     Other revenue                                  48             47             0.8            0.8
                                                ------         ------            ----           ----
         Total revenue                           6,071          5,877           100.0%         100.0%

Costs and expenses
     Cost of food and beverages                  1,715          1,692            28.2           28.8
     Operating expenses                          3,777          3,742            62.2           63.7
     General and administrative expenses           358            331             5.9            5.6
     Depreciation and amortization                 235            227             3.9            3.9
                                                ------         ------            ----           ----
         Total costs and expenses                6,085          5,992           100.2%         102.0%

Loss from operations                               (14)          (115)           (0.2)          (2.0)

Other income (expense)
     Interest expense                             (102)          (111)           (1.7)          (1.9)
     Interest income                                 3              3             0.1            0.1
                                                ------         ------            ----           ----
                                                   (99)          (108)           (1.6)          (1.8)
                                                ------         ------            ----           ----
Net Loss                                        $ (113)        $ (223)           (1.8%)         (3.8%)
                                                ======         ======            ====           ====


REVENUE

         Food and beverage revenue (excluding other income) for the Food Service Group increased 3.3%, from $5,830,245 for the three months ended February 28, 1997 to $6,023,116 for the same period of 1998. Excluding the store that was closed in August 1997, same store sales increased 4.4% for the first quarter of 1998. Price increases during the first quarter of 1998 were less than 1% over the prices in effect during the first quarter of 1997. Mild winter weather conditions helped produce the increase in sales. The 4.4% same store sales increase was achieved despite the closing of the hot bar portion of the restaurants' "Superbars" in August 1997. The "all-you-can-eat" "Superbars" accounted for approximately 6.3% of sales in the first quarter of 1997.
However, sales increases were less than expected due to the intense discounting strategy employed by competitors in the Company's market area. The Company and Wendy's International continue to resist engaging in deep discounting as a means of increasing sales and continue to rely on the 99 cent value menu to reach bargain conscious customers.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages increased $23,066 for the three months ended February 28, 1998 compared to the same period of 1997, while revenue increased $192,871 for the same period. This resulted in a .6 percentage point decrease in the Company's food and beverage cost percentage (from 28.8% of revenue for the three months ended February 28, 1997, to 28.2% of revenue for the same period of
1998). The decrease in the Company's cost of food and beverage percentage was primarily the result of relatively stable food costs throughout the three months ended February 28, 1998, and effective cost controls including the closing of the hot bar portion of the "Superbars" which had a higher food cost than their menu replacement - pita sandwiches.

OPERATING EXPENSES

         As a percentage of revenue, operating expenses decreased 1.5 percentage points for the three months ended February 28, 1998 compared to the same period of 1997 (from 63.7% of sales in 1997 to 62.2% in 1998). A decrease in payroll costs of 1.0 percentage points was the primary reason for the decrease in operating costs. The decrease in payroll costs was achieved despite an increase in hourly labor rates of approximately 10 cents per hour, a 1.7% increase for the three months ended February 28, 1998 compared to the same period of 1997. On a per restaurant basis, restaurant operating expenses increased an average of only $7,000 (5.0%) from the same period last year, which is consistent with the increase in same store sales.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $26,980 for the three months ended February 28, 1998 compared to the same period of 1997 (from $330,771 to $357,751). As a percentage of revenue, general and administrative expenses increased from 5.6% of revenue for the three months ended February 28, 1997, to 5.9% of revenue for the same period of 1998. Slight increases in administrative salaries and recruiting costs accounted for the increase in general and administrative expenses.

                                  LODGING GROUP

         The Company's lodging group consisted of three hotel properties for the three month period ended February 28, 1997 (i) the Thomas Edison Inn, (ii) the Grand Harbor Resort, and (iii) the St. Clair Inn. The Company sold the St. Clair Inn on November 30, 1997. Therefore, to facilitate a comparative discussion of operations for the three months ended February 28, 1997 and 1998, the following pro forma financial information represents the operating results of the Lodging Group for the first quarter of 1997 excluding the operating results of the St. Clair Inn.

         The following summarizes the Company's results of operations for the Lodging Group for the periods ended February 28, 1998 and 1997.


                                                                   Statements of Operations
                                                ---------------------------------------------------------
                                                     $ in Thousands                  % of Revenue
                                                ---------------------------------------------------------
                                                              (Pro Forma)                     (Pro Forma)
                                                  1998            1997             1998           1997
                                                ---------------------------------------------------------
Net revenue
     Room rents                                 $   719         $   839            36.8%          40.6%
     Food and beverage revenue                    1,149           1,148            58.7           55.5
     Telephone and sundry revenue                    88              81             4.5            3.9
                                                -------         -------         -------        -------
         Total revenue                            1,956           2,068           100.0%         100.0%

Costs and expenses
     Cost of food and beverages                     387             420            19.8           20.3
     Operating expenses                           1,253           1,441            64.1           69.7
     General and administrative expenses            734             614            37.5           29.7
     Depreciation and amortization                  244             221            12.5           10.7
                                                -------         -------         -------        -------
         Total costs and expenses                 2,618           2,696           133.9          130.4

Loss from operations                               (662)           (628)          (33.9)         (30.4)

Other income (expense)
     Interest expense                              (597)           (502)          (30.5)         (24.3)
     Interest income                                153             138             7.9            6.7
                                                -------         -------         -------        -------
                                                   (444)           (364)          (22.6)         (17.6)
                                                -------         -------         -------        -------
Net loss                                        $(1,106)        $  (992)          (56.5%)        (48.0%)
                                                =======         =======         =======        =======


REVENUE

         Total revenue for the Lodging Group was $1,955,813 for the first quarter of 1998 compared to $2,067,991 for the first quarter of 1997. The following table outlines revenues (excluding sundry and telephone) by category:

                                                                                        %
                                                  (Pro Forma)       Increase        Increase
                                    1998             1997          (Decrease)      (Decrease)
                                 ------------------------------------------------------------
Room revenue                     $  718,792        $  838,937        $(120,145)      (14.3%)

Food and beverage revenue         1,148,645         1,147,643            1,002         0.1
                                 ------------------------------------------------
     Total                       $1,867,437        $1,986,580        $(119,143)       (6.0%)
                                 ================================================


         Room revenue declined $120,145 due to a decline in occupied rooms from

12,135 for the three months ended February 28, 1997 compared to 10,212 for the same period in 1998. This decline in occupied rooms was responsible for a revenue decline of $132,937, which was offset somewhat by a $1.26 (1.8%) increase in the average room rate. Approximately 70% of the occupied room decline (or 1,333 rooms) was experienced at the Grand Harbor Resort. This decline was primarily an expected result of the transition from a franchised property (Holiday Inn) to an independent property in October 1997. The decline of 590 rooms for the comparative three months at the Thomas Edison Inn was the result of increased competition from new limited service hotels in the area that charge lower room rates, and the completion in 1997 of an ongoing training program conducted by a major customer at the Thomas Edison Inn during the past seven years.

         The properties have experienced a slight increase in food and beverage revenue ($1,002) for the three months ended February 28, 1998 compared to the same period in 1997. Management has successfully implemented several programs which have offset the decline in food and beverage revenues from in-house guests. These include (i) serving a Friday night seafood buffet and holding Wednesday night theme parties in the lounge at the Thomas Edison Inn, and (ii) booking popular weekend entertainment and holding theme parties in the lounge of the Grand Harbor Resort.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages (as a percentage of food and beverage revenue) for the first quarter of 1998 was 33.7% compared to 36.6% for the same period of 1997. The decrease was attributable to a significant reduction in the cost of food and beverages at the Grand Harbor Resort due to the implementation of more effective cost controls than those in place during the first quarter of 1997. Cost of food and beverages at the Thomas Edison Inn increased slightly (.8 percentage points) for the first quarter of 1998 compared to the same period of 1997.

OPERATING EXPENSES

         Operating expenses for the first quarter of 1998 and 1997 were $1,253,071 and $1,441,272 respectively, a decrease of $188,201 (13.1%). As a percentage of total revenue, operating expenses decreased 5.6 percentage points, from 69.7% for the first quarter of 1997 to 64.1% for the first quarter of 1998. The decrease in operating expenses was primarily attributable to decreased operating expenses at the Grand Harbor Resort of approximately $171,000. These included significant decreases in payroll, advertising and maintenance costs. The decrease in occupied rooms for the first quarter of 1998 at the Grand Harbor Resort also contributed to the decrease in operating expenses.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $120,022 for the first quarter of 1998 compared to the same period of 1997. The increase in general and administrative expenses for the first quarter of 1998 was primarily the result of an increase in legal fees of approximately $153,000 due to the ongoing litigation between the Company and the former general partner of the now dissolved Wendy's of West Michigan Limited Partnership.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $22,354 (10.1%) for the first quarter of 1998 compared to the same period last year. The increase in depreciation and amortization expense was the result of depreciation on 1997 property and equipment additions.

INTEREST EXPENSE

         Interest expense for the first quarter of 1998 and 1997 was $597,049 and $501,822 respectively. The increase of $95,227 was due to additional borrowings in fiscal 1997 and an increase in interest rates. See "Liquidity and Capital Resources" for details about the Company's long-term debt.

INTEREST INCOME

         Interest income increased $15,088 for the first quarter of 1998 compared to the same period of 1997. The increase was attributable to the increase in interest income from the note receivable from the sale of stock.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS - THREE MONTHS ENDED FEBRUARY 28, 1998

         Cash and cash equivalents ("cash") decreased $182,018, from $1,061,475 as of November 30, 1997 to $879,457 as of February 28, 1998. The decrease in cash was the result of the following:

         Net cash used in operating activities                         $  (486,424)
         Net cash provided by investing activities                       3,464,285
         Net cash used in financing activities                          (3,159,879)
                                                                       ------------
         Net decrease in cash                                          $  (182,018)
                                                                       ============


         Net cash used in operating activities of $486,424 was due to a net loss before depreciation and amortization and minority interest of $746,697, plus other non-cash effects on net income and net cash used in operating activities which totaled $146,449. This cash used in operating activities was offset by the net change in current non-cash assets and liabilities of $406,722 which provided cash from operating activities.

         Net cash provided from investing activities of $3,464,285 was the result of $3,601,063 of proceeds from the sale of the St. Clair Inn and associated assets being offset by $95,650 of property and equipment purchases and a $41,128 change in other assets.

         Net cash used in financing activities of $3,159,879 was the result of $3,606,067 in payments to reduce long term debt and capital lease obligations, as well as $31,137 of preferred dividends paid. These payments were offset by long term borrowings of $475,000, and $2,325 received from issuance of common shares.

FINANCIAL CONDITION

         At February 28, 1998, the Company's current liabilities exceeded its current assets by $3,401,253, compared to November 30, 1997 when current liabilities exceeded current assets by $2,183,568. At these dates, the ratios of current assets to current liabilities were 0.36:1 and 0.73:1 respectively. See "Cash Flows - Three months ended February 28, 1998" for an explanation of the decrease in cash and working capital. Another significant reason for the decrease in working capital was an increase in the current portion of long term debt of approximately $260,000.

     As of February 28, 1998, the Company's long-term debt consisted primarily of the following:

     1) $11,126,868 Loan I requiring monthly payments of $118,724, including interest at 11.25% through December 1, 2003, at which time the remaining unpaid principal will be due.

     2) $5,369,543 Loan II requiring monthly principal payments of $50,000, plus interest at 8% over the prime rate through March 1, 1998. Beginning April 1, 1998, monthly principal payments of $100,000, plus interest at 8% over the prime rate, will be required until the loan is retired in June 2002. (A)

     3) $785,336 Loan III (marina) requiring monthly payments of interest only at 11.25%. Principal payments of $35,000 are required at the time of the sale of any of the marina condominium units. Any remaining outstanding balance of principal and accrued interest is due September 1, 2000. As of February 28, 1998, the loan balance was $785,336 and the Company had $75,000 of available borrowings under the loan.

     4) $2,423,485 revolving term loan requiring monthly payments of a minimum of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal will be due. Under the revolving loan agreement, the required monthly payments may be offset by additional borrowings up to the unused available borrowings. The Company had $236,630 of available unused borrowings at February 28, 1998. The loan is secured by substantially all of the assets used in the Company's Wendy's operation and guaranteed by the Company.

     5) $242,225 equipment note payable requiring monthly payments of $8,774, including interest at 8.8%, through October 2000.

     6) $776,067 note payable to the Company's Chairman of the Board of Directors. The loan requires the Company to make monthly payments of interest only at the prime rate plus 8% provided the Company is not in default under its long-term debt with its primary lender. Unpaid principal and accrued interest must be paid 91 days after Loans I, II and III are paid off.

          (A) The Company's primary lender has deferred $50,000 of principal payments due April 1, 1998 and May 1, 1998 until June 30, 1998.

          The loan agreement with the Company's primary lender contains numerous covenants regarding the maintenance of a prescribed amount of net worth, certain financial ratios, and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation. At February 28, 1998 the Company failed to meet certain of these financial covenants. However, a waiver has been obtained through June 30, 1999.

         A summary of the financial covenants as well as the Company's compliance with them is as follows:

                                          COVENANT      FEBRUARY 28, 1998      COVENANT
         COVENANT DESCRIPTION            REQUIREMENT    ACTUAL CONDITION      COMPLIANCE
                                                                           Waiver obtained
                                                                                through
Minimum Net Worth                        $8,000,000        $2,969,722        June 30,1999

Coverage Ratio -
Earnings before interest, taxes                                            Waiver obtained
depreciation and amortization                                                  through
("EBITDA") of hotels :                    1.75 : 1           .88 : 1        June 30, 1999
Debt Service

Coverage Ratio -                                                           Waiver obtained
EBITDA of hotels less capital                                                  through
expenditures :                             .70 : 1           .67 : 1        June 30, 1999
Debt Service

         The following schedule details the financial covenant requirements as contained in the Company's amended loan agreement following the expiration of its waiver:

Financial Covenant  - Minimum Net Worth
August 31, 1999 - October 31, 1999                                $9,250,000
November 30, 1999 - October 31, 2000                             $10,750,000
November 30, 2000 - October 31, 2001                             $12,500,000
November 30, 2001 - October 31, 2002                             $14,500,000
November 30, 2002 - October 31, 2003                             $16,500,000

Financial Covenant - Coverage Ratio - EBITDA of Hotels : Debt Service

August 31, 1999 - August 31, 2000                            1.9 : 1
November 30, 2000                                            2.0 : 1
February 28, 2001                                            2.1 : 1
May 31, 2001                                                 2.2 : 1
August 31, 2001                                              2.3 : 1

Financial Covenant - Coverage Ratio - EBITDA of Hotels Less Capital
Expenditures : Debt Service

August 31, 1999                                              1.4 : 1
November 30, 1999 - February 28, 2001                        1.6 : 1
May 31, 2001 - August 31, 2001                               1.7 : 1
November 30, 2001 and thereafter                             1.8 : 1

         The Company continues to face cash flow and liquidity issues that are typical in a seasonal business. Due to the high level of fixed costs required to operate the hotels, significant expenditures necessary to the hotel operations cannot be reduced at the same rate that the revenues decrease during the off-season. As such, the Company is in a cash flow situation that requires it to manage relationships with vendors to allow for extension of credit terms during the off-season, with the Company bringing its accounts current during the high season (summer) months. In addition to the cash flow and liquidity issues faced due to the seasonal nature of the business, the Company is in a situation where it has been forced to carry the high-interest rate (prime plus 8%) Loan II with its primary lender for a much longer period of time than was originally contemplated. As a result, the outstanding balance of Loan II is greater than anticipated and, thus, carries greater debt service than was planned. However, the Company anticipates that it will be able to meet its current obligations over the next twelve months by:

o Attempting to sell the vacant land held for expansion valued at approximately $1,200,000.

o Continuing its efforts to sell one or more of the Company's hotel properties.

o Borrowing on the available revolving term loan, which was approximately $237,000 as of February 28, 1998.

o Deferring $100,000 of principal payments due to its primary lender on April 1 and May 1 until June 30 in order to better match payments with the increased seasonal cash flow.

o Deferring the payment of the $160,000 annual general partner fee owed to MCC Food Service, Inc., the general partner of Wendy's of Michigan.

o Attempting to refinance the mortgage loan on the real estate owned by Wendy's of Michigan which would net the Company approximately $2,000,000 from the transaction after closing costs and retirement of the underlying mortgage loans on the Wendy's properties. The $2,000,000 would be used to replace a portion of the Company's high interest rate Loan II which would result in a reduction in the Company's annual debt service.

o Exploring the financing of certain of the planned capital expenditures as opposed to a cash payment for the capital improvements, specifically with respect to planned renovations at the Wendy's restaurants.

o Managing relationships with vendors during the off-season to obtain an extension of the credit terms.

o    Reducing or deferring capital expenditures described below.

         There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

         The Company estimates capital expenditures for the next twelve months to be approximately $900,000 for building improvements and furniture, fixtures and equipment purchases at its existing hotels and Wendy's restaurants. The Company has received various proposals to finance (through debt or lease) both the real estate and furniture, fixtures and equipment of any new Wendy's restaurants. Of the total expected amount of capital expenditures, the Company estimates expenditures at its full service hotels to be approximately $300,000.

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

COMPUTER SYSTEMS - YEAR 2000 IMPACT

         The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990's are susceptible to a well publicized problem associated with an inability to process date related information beyond the year 2000. Almost all of the Company's computer hardware was acquired within the past two years. The Company is in the process of reviewing its computer software with the assistance of the software designers to insure that all significant software applications are year 2000 compliant, and anticipates completing its review during fiscal 1998. However, the Company can make no assurance that all year 2000 risks to the Company and to its critical vendor systems can be identified and successfully negated through modification of existing programs. The Company does not expect to incur significant costs to review its computer systems to determine what measures, if any, are required to be year 2000 compliant. However, the Company cannot determine what, if any, costs may be required to ensure that the computer systems are year 2000 compliant.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On February 26, 1998, the Board of Directors authorized an agreement whereby Meritage Capital Corp. and its principals (Christopher B. Hewett and Robert E. Schermer, Jr.) will be indemnified by the Company for any losses or expenses that they may incur as guarantors of the Company's obligations under the $750,000 business loan note with the Company's Chairman of the Board, Robert
E. Schermer, Sr.

         On March 12, 1998, the Board of Directors amended the Company's Bylaws to adopt measures designed to protect the Company and its shareholders against potentially disruptive and destructive actions that could be brought by dissident shareholders and others. These measures included (i) changing the required shareholder vote to call a special shareholders' meeting to not less than 45% of shares entitled to vote at such meeting, (ii) changing the requirements for attendance and participation at a meeting of shareholders so that attendance and participation by telephone or similar communication is not allowed, and (iii) changing the right of shareholders to amend, repeal or adopt new bylaws so that such action may be taken at a meeting of shareholders but not by written consent.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibit List.
             ------------

     Exhibit No.                         Description of Document
     -----------      ---------------------------------------------------------------
         3.2        Restated and Amended Bylaws of Meritage Hospitality Group Inc.

         27         Financial Data Schedule.

         (b)        Reports on Form 8-K.
                    -------------------

                    On April 2, 1998, the Company filed Amendment No. 1 to the
                    Form 8-K originally filed on February 10, 1998 which reported that a contract to sell real and personal property comprising, among other things, one the Company's hotel properties for $12.2 million did not close by the closing deadline of April 1, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  April 10, 1998                MERITAGE HOSPITALITY GROUP INC.



                                      By /s/ Christopher B. Hewett
                                         -------------------------------------
                                         Christopher B. Hewett
                                         President and Chief Executive Officer


                                      By /s/ Pauline M. Krywanski
                                         -------------------------------------
                                         Pauline M. Krywanski
                                         Vice President and Treasurer
                                           (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                          Description of Document
-----------       --------------------------------------------------------------
     3.2          Restated and Amended Bylaws of Meritage Hospitality Group Inc.

     27           Financial Data Schedule.