Form 10-Q
period 1998-05-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1998-07-15
CIK 808219

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 1998.

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

                          YES [ X ]            NO  [  ]



As of July 13, 1998 there were 5,216,109 outstanding Common Shares, $.01 par value.


--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The Company has restated its prior financial statements to present the operating results of the lodging group business segment as a discontinued operation. The assets and liabilities of these operations at May 31, 1998 and November 30, 1997 are reflected on the balance sheet as a net current asset (see Note E of the Company's Financial Statements). The results of operations for the three and six month periods ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year.


























                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 1998 AND NOVEMBER 30, 1997

--------------------------------------------------------------------------------
                                     ASSETS

                                                                  MAY 31,        NOVEMBER 30,
                                                                   1998             1997
                                                                (UNAUDITED)       (RESTATED)
                                                                -----------      -----------

CURRENT ASSETS
    Cash and cash equivalents                                   $ 1,631,741      $ 1,061,475
    Receivables                                                     157,193          258,282
    Inventories                                                     159,779          156,746
    Deferred income taxes                                            22,000           22,000
    Prepaid expenses and other current assets                       140,150          156,028
    Net assets of discontinued operations - Note E                  201,758          539,107
                                                                -----------      -----------

                  Total current assets                            2,312,621        2,193,638

PROPERTY, PLANT AND EQUIPMENT, NET                                8,734,145        7,518,007

OTHER ASSETS
    Goodwill, net of amortization of $186,022 and
      $2,278,454 respectively                                     5,207,451        3,586,177
    Financing costs, net of amortization of $144,756 and
      and $108,014 respectively                                     424,029          449,520
    Sundry                                                          722,318          190,398
                                                                -----------      -----------

                  Total other assets                              6,353,798        4,226,095
                                                                -----------      -----------

                  Total assets                                  $17,400,564      $13,937,740
                                                                ===========      ===========



















SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       MAY 31, 1998 AND NOVEMBER 30, 1997

--------------------------------------------------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    MAY 31,        NOVEMBER 30,
                                                                                     1998             1997
                                                                                  (UNAUDITED)       (RESTATED)
                                                                                  -----------      -----------
CURRENT LIABILITIES
    Current portion of long-term debt                                            $  1,337,021       $  1,077,552
    Current portion of obligations under capital leases                               279,066            264,372
    Trade accounts payable                                                          1,184,266            899,118
    Accrued liabilities                                                             1,327,007            837,230
                                                                                 ------------       ------------
    Total current liabilities                                                       4,127,360          3,078,272

LONG-TERM DEBT                                                                      6,344,256          7,348,464

OBLIGATIONS UNDER CAPITAL LEASES                                                    1,546,321          1,689,628

DEFERRED INCOME TAXES                                                                 190,000            190,000

DEFERRED REVENUE - NOTE D                                                           2,090,000                 --

MINORITY INTEREST                                                                          --          1,601,415

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000 shares; 200,000 shares designated as Series A convertible cumulative preferred stock;
      issued and outstanding 138,387 in 1998 and 1997 (liquidation
      value - $1,383,870)                                                               1,384              1,384
    Common stock - $0.01 par value; authorized 30,000,000
      shares; issued and outstanding 5,214,309 and 3,218,778
      respectively                                                                     52,144             32,188
    Additional paid in capital                                                     17,538,208         12,982,295
    Note receivable from the sale of shares                                        (6,007,523)        (5,700,645)
    Accumulated deficit                                                            (8,481,586)        (7,285,261)
                                                                                 ------------       ------------
                  Total stockholders' equity                                        3,102,627             29,961
                                                                                 ------------       ------------

                  Total liabilities and stockholders' equity                     $ 17,400,564       $ 13,937,740
                                                                                 ============       ============








SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                     1997
                                                                  1998            (RESTATED)
                                                             ------------       ------------
FOOD AND BEVERAGE REVENUE                                    $ 12,713,910       $ 12,949,739

COSTS AND EXPENSES
    Cost of food and beverages                                  3,668,318          3,733,590
    Operating expenses                                          7,629,492          7,843,174
    General and administrative expenses                         1,569,966          1,471,447
    Depreciation and amortization                                 619,629            602,634
                                                             ------------       ------------
                  Total costs and expenses                     13,487,405         13,650,845

OPERATING LOSS                                                   (773,495)          (701,106)

OTHER INCOME (EXPENSE)
    Interest expense                                             (740,757)          (704,374)
    Interest income                                               315,444            283,432
    Other income                                                  518,312              2,911
    Minority interest                                              25,677            (35,946)
                                                             ------------       ------------
                                                                  118,676           (453,977)
                                                             ------------       ------------
                  Loss from continuing operations                (654,819)        (1,155,083)

LOSS FROM DISCONTINUED OPERATIONS - NOTE E                       (479,232)          (684,568)
                                                             ------------       ------------

                  Net loss                                     (1,134,051)        (1,839,651)

DIVIDENDS ON PREFERRED STOCK                                       62,274             39,440
                                                             ------------       ------------

NET LOSS ON COMMON SHARES                                    $ (1,196,325)      $ (1,879,091)
                                                             ============       ============

BASIC AND DILUTED LOSS FROM CONTINUING OPERATIONS
PER COMMON SHARE                                             $      (0.16)      $      (0.37)
                                                             ============       ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE                  $      (0.27)      $      (0.59)
                                                             ============       ============


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED         4,414,859          3,212,097
                                                             ============       ============








SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTH PERIODS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                        1997
                                                                     1998             (RESTATED)
                                                                  -----------       -----------
FOOD AND BEVERAGE REVENUE                                         $ 6,690,794       $ 7,119,495

COSTS AND EXPENSES
    Cost of food and beverages                                      1,953,142         2,041,480
    Operating expenses                                              3,882,603         4,118,216
    General and administrative expenses                               621,735           701,347
    Depreciation and amortization                                     309,265           303,288
                                                                  -----------       -----------
                  Total costs and expenses                          6,766,745         7,164,331

LOSS FROM OPERATIONS                                                  (75,951)          (44,836)

OTHER INCOME (EXPENSE)
    Interest expense                                                 (371,253)         (367,732)
    Interest income                                                   158,989           142,330
    Other income                                                      518,239               185
    Minority interest                                                      --          (138,298)
                                                                  -----------       -----------
                                                                      305,975          (363,515)
                                                                  -----------       -----------
                  Earnings (loss) from continuing operations          230,024          (408,351)

LOSS FROM DISCONTINUED OPERATIONS - NOTE E                           (164,270)         (106,365)
                                                                  -----------       -----------

                  Net earnings (loss)                                  65,754          (514,716)

DIVIDENDS ON PREFERRED STOCK                                           31,137            26,680
                                                                  -----------       -----------

NET EARNINGS (LOSS) ON COMMON SHARES                              $    34,617       $  (541,396)
                                                                  ===========       ===========

BASIC AND DILUTED EARNINGS (LOSS) FROM CONTINUING
OPERATIONS PER COMMON SHARE                                       $      0.04       $     (0.14)
                                                                  ===========       ===========

BASIC AND DILUTED NET EARNINGS (LOSS) PER COMMON SHARE            $      0.01             (0.17)
                                                                  ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED             5,006,008         3,214,447
                                                                  ===========       ===========








SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED NOVEMBER 30, 1997 AND THE SIX MONTH PERIOD ENDED MAY 31, 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                    SERIES A                                   NOTE
                                  CONVERTIBLE                 ADDITIONAL     RECEIVABLE
                                   PREFERRED     COMMON        PAID-IN         SALE OF           ACCUMULATED
                                     STOCK       STOCK         CAPITAL         SHARES              DEFICIT             TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1996           $1,084      $32,045      $12,616,727      $(5,135,716)      $(5,492,697)      $ 2,021,443

Issuance of 14,295 shares of
  common stock                            --          143           65,868               --                --            66,011

Issuance of 30,000 shares of
  preferred stock                        300           --          299,700               --                --           300,000

Dividends paid - preferred stock          --           --               --               --          (101,714)         (101,714)

Recognition of interest income
  on note receivable from sale
  of shares                               --           --               --         (564,929)               --          (564,929)

Net loss                                  --           --               --               --        (1,690,850)       (1,690,850)
                                      ----------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1997           1,384       32,188       12,982,295       (5,700,645)       (7,285,261)           29,961

Issuance of 1,995,531 shares of
  common stock                            --       19,956        4,555,913               --                --         4,575,869

Dividends paid - preferred stock          --           --               --               --           (62,274)
                                                                                                                        (62,274)
Recognition of interest income
  on note receivable from sale
  of shares                               --           --               --         (306,878)               --          (306,878)

Net loss                                  --           --               --               --        (1,134,051)       (1,134,051)
                                      ----------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1998               $1,384      $52,144      $17,538,208      $(6,007,523)      $(8,481,586)      $  3,102,627
                                      ==============================================================================================









SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                 1998              1997
                                                                             ------------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                 $(1,134,051)      $(1,839,651)
    Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                           957,281         1,077,568
         Compensation and fees paid by issuance of common stock                    2,809            58,834
         Minority interest in net earnings of consolidated subsidiaries          (25,677)           35,946
         Interest income on note receivable from sale of shares                 (306,878)         (276,467)
         Interest expense refinanced as long-term debt                             5,299                --
         Increase in deferred revenue                                          2,090,000                --
         Decrease (increase) in current and other assets                         313,952          (137,540)
         Increase in current liabilities                                         330,067           146,056
                                                                             -----------       -----------
                Net cash provided by (used in) operating activities            2,232,802          (935,254)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                   (170,840)         (471,925)
    Proceeds from sale of hotel assets                                         3,601,063                --
    Payment for acquisition of business                                         (755,200)               --
    Increase in other assets                                                     (48,421)         (109,021)
                                                                             -----------       -----------

                Net cash provided by (used in) investing activities            2,626,602          (580,946)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                  75,000           750,000
    Principal payments of long-term debt                                      (4,176,586)         (526,895)
    Payments on obligations under capital leases                                (128,613)         (110,780)
    Proceeds from issuance of stock                                                3,335           300,000
    Preferred dividends paid                                                     (62,274)          (39,440)
                                                                             -----------       -----------

                Net cash (used in) provided by financing activities           (4,289,138)          372,885
                                                                             -----------       -----------

                Net increase (decrease) in cash                                  570,266        (1,143,315)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                1,061,475         2,265,497
                                                                             -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $ 1,631,741       $ 1,122,182
                                                                             ===========       ===========


SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1998 AND 1997

--------------------------------------------------------------------------------
NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1998             1997
                                                                          -----------       ---------

Cash paid for interest expense                                            $ 1,243,666       $ 1,359,681

Schedule of non-cash investing and financing transactions

    Acquisition of remaining 46% of Wendy's of West Michigan Limited
      Partnership, including assets acquired and liabilities assumed
         Fair value of tangible and intangible assets acquired            $ 3,748,187
         Reduction of minority interest                                     1,575,738
         Amount of cash payment                                              (755,200)
                                                                          -----------
         1,992,359 common shares issued                                   $ 4,568,725
                                                                          ===========

    Acquisition of equipment
         Cost of equipment                                                                  $   244,637
         Equipment loan                                                                         244,637
                                                                                            -----------
         Cash down payment for equipment                                                    $        --
                                                                                            ===========

    Increase in marina development costs
         Increase in marina development costs                                               $   391,141
         Long-term debt proceeds                                                                200,000
                                                                                            -----------
         Cash used in marina development costs                                              $   191,141
                                                                                            ===========

NOTE B - EARNINGS PER SHARE

     Beginning in fiscal 1998, the Company adopted Financial Accounting Standards Number 128 - "Earnings Per Share". Prior year earnings per share amounts reflect this new pronouncement.

     Basic earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. As of May 31, 1998 and 1997, the Company had 138,387 shares of Series A Convertible Preferred Stock outstanding. Each share of preferred stock is convertible into 1.43 shares of common stock. The convertible preferred stock was not included in the computation of diluted earnings (loss) per common share because the effect of conversion would be antidilutive.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE C - ACQUISITION

     In fiscal 1998, the Company acquired the remaining 46% of the now dissolved Wendy's of West Michigan Limited Partnership (including assets acquired and liabilities assumed) for $755,200 in cash and 1,992,359 common shares, which had a value of $4,568,725. As a result, assets were recorded at their fair value (a $3,748,187 increase) and minority interest was eliminated (a $1,575,738 reduction).

NOTE D - DEFERRED REVENUE

     In April 1998, the Company entered into a long-term agreement with its fountain beverage supplier. The agreement requires the Company to purchase 1,800,000 gallons of fountain beverage syrup from the supplier. In exchange, the Company received $2,090,000 in marketing and conversion funds which, in accordance with the terms of the agreement, will be recognized as income as the gallons of fountain beverage syrup are purchased.

NOTE E - DISCONTINUED OPERATIONS

     During the second quarter of 1998, the Company entered into agreements to sell its two hotel properties resulting in the discontinuance of the Company's lodging group business segment. The sale of the Grand Harbor Resort & Yacht Club was closed on June 16, 1998, and the sale of the Thomas Edison Inn is scheduled to close on September 1, 1998. As a result, effective May 31, 1998, the Company's lodging group business segment is accounted for as discontinued operations. Because the Company expects to realize a net gain from discontinued operations and the disposal of the lodging group business segment, no losses from discontinued operations will be recognized from June 1, 1998 through the date of disposal of the assets. Instead, any losses from discontinued operations will be deferred until the sale of the properties, at which time the anticipated net gain will be recognized. Below is a schedule of the payment terms of the hotel sales:

                                                         Grand
                                                      Harbor Resort          Thomas Edison
                                                      & Yacht Club                Inn
                                                      -------------          -------------
         Selling price (before selling costs)           $4,500,000            $12,200,000

         Promissory note held by Company                 1,375,000                   ----
                                                        ----------            -----------

         Cash portion of selling price                  $3,125,000            $12,200,000
                                                        ==========            ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1998 AND 1997

--------------------------------------------------------------------------------
NOTE E - DISCONTINUED OPERATIONS (CONTINUED)

     As of May 31, 1998 and November 30, 1997, assets and liabilities of the discontinued lodging group business segment included in the balance sheet are summarized below:

                                                        May 31,          November 30,
                                                         1998               1997
                                                      ------------       ------------
         Assets
              Current assets                          $    466,388       $  4,199,733
              Property, plant and equipment, net        11,128,630         11,461,306
              Marina development costs                   1,085,036          1,152,772
              Other assets                                 710,822            710,824
         Liabilities
              Current liabilities                       (1,303,897)        (4,959,561)
              Long-term debt                           (11,885,221)       (12,025,967)
                                                      ------------       ------------
         Net assets of discontinued operations        $    201,758       $    539,107
                                                      ============       ============


     A summary of the results of operations of the discontinued operations for the three and six month periods ended May 31, 1998 and 1997 is as follows:

                                                          1998              1997
                                                      ------------      -----------
For the six month periods ended
  May 31, 1998 and 1997
         Revenues                                     $ 4,224,973       $ 5,956,765
         Costs and expenses                             4,016,185         5,914,461
                                                      -----------       -----------
         Earnings from operations                         208,788            42,304
         Other income (expense), net                     (688,020)         (726,872)
                                                      -----------       -----------
         Loss from discontinued operations            $  (479,232)      $  (684,568)
                                                      ===========       ===========

                                                          1998              1997
                                                      ------------      -----------
For the three month periods ended
  May 31, 1998 and 1997
         Revenues                                     $ 2,184,674       $ 3,071,227
         Costs and expenses                             2,008,674         2,813,590
                                                      -----------       -----------
         Earnings from operations                         176,000           257,637
         Other income (expense), net                     (340,270)         (364,002)
                                                      -----------       -----------
         Loss from discontinued operations            $  (164,270)      $  (106,365)
                                                      ===========       ===========


NOTE F - SUBSEQUENT EVENT

     On June 16, 1998, the Company closed on the sale of substantially all of the assets of its wholly- owned subsidiaries, Grand Harbor Resort Inc. and Grand Harbor Yacht Club Inc. The sale included real and personal property comprising the hotel, restaurant and 47 condominium marina slips located at the Grand Harbor Resort & Yacht Club. The assets were sold for $4,500,000 of which $3,125,000 was paid in cash and $1,375,000 was in the form of a secured promissory note requiring monthly payments of interest only at 10.8% through June 15, 1999. On June 16, 1999, the remaining unpaid principal will be due provided, however, that if the principal balance is $500,000 or less on that date, the payments of interest only may continue for an additional six months at which time any remaining unpaid principal will be due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
                               FOOD SERVICE GROUP

The Company's food service group consists of its operation of 25 "Wendy's Old Fashioned Hamburgers" restaurants (under franchise agreements with Wendy's International) throughout Western and Southern Michigan. Due to the discontinued lodging group operations, the food service group's results of operations for the three and six month periods ended May 31, 1998, and May 31, 1997 as restated, also include expenses related to the Meritage Hospitality Group corporate office and are summarized in the following table:


                                                                  Statement of Operations
                                   ---------------------------------------------------------------------------------

                                       Three month periods ended May 31,             Six month periods ended May 31,
                                       ---------------------------------             -------------------------------
                                        $ (000's)          % of Revenue               $ (000's)         % of Revenue
                                        ---------          ------------               ---------         ------------
                                       1998     1997        1998     1997            1998     1997       1998    1997
                                       -------------        -------------            -------------       ------------

Food and beverage revenue           $ 6,691 $  7,119    100.0%   100.0%           $12,714 $ 12,950   100.0%  100.0%

Costs and expenses
     Cost of food and beverages       1,953    2,042      29.2     28.7             3,668    3,734     28.9    28.8
     Operating expenses               3,883    4,118      58.0     57.8             7,629    7,843     60.0    60.5
     General and administrative
       expenses                         622      701       9.3      9.8             1,570    1,471     12.3    11.4
Depreciation and amortization           309      303       4.6      4.3               620      603      4.9     4.7
                                    ----------------    ---------------           ----------------    -------------
     Total costs and expenses         6,767    7,164     101.1    100.6            13,487   13,651    106.1   105.4

Loss from operations                    (76)     (45)     (1.1)    (0.6)             (773)    (704)    (6.1)   (5.4)

Other income (expense)
     Interest expense                  (371)    (367)     (5.6)    (5.2)             (741)    (701)    (5.8)   (5.4)
     Interest income                    159      142       2.4      2.0               315      283      2.5     2.2
     Other income                       518        0       7.7      0.0               518        3      4.0     0.0
     Minority interest                 ----     (138)      ----    (1.9)               26      (36)     0.2    (0.3)
                                    ----------------    ---------------           ----------------     ------------

                                        306     (363)      4.5     (5.1)              118     (454)     0.9    (3.5)
                                    ----------------    ---------------           ----------------     ------------
     Earnings (loss) from
       continuing operations        $   230 $   (408)     3.4%    (5.7%)          $  (655)  $(1,155)   (5.2%) (8.9%)
                                    =================   ================          =================   =============


REVENUE

     Food and beverage revenue decreased $428,000 or 6.0% for the three months ended May 31, 1998 compared to the same period of 1997. For the six months ended May 31, 1998, food and beverage revenue decreased $236,000 or 1.9% compared to the same period of 1997. Food and beverage revenues in 1997 include revenue from an under-performing restaurant which was closed in August 1997. Food and beverage revenue on a per restaurant basis for restaurants in operation during both the first and second quarters of 1998 and 1997 are set forth in the following table:

                                     Average Net Sales Per Restaurant Unit
                                     -------------------------------------
                                                                            Increase          % Increase
                                          1998               1997          (Decrease)          (Decrease)
                                          ----               ----          ----------          ----------

Three months ended May 31               $267,632          $281,324          $(13,692)           (4.9%)
Three months ended February 28           240,925           230,797            10,128             4.4%
                                        --------          --------          --------
Six months ended May 31                 $508,557          $512,121          $ (3,564)           (0.7%)
                                        ========          ========          ========

The 4.4% increase in same store sales in the first quarter of 1998 was primarily attributable to the relatively mild winter weather conditions experienced in the first quarter of 1998 compared to the first quarter of 1997. Same store sales for the three months ended May 31, 1998 decreased 4.9%. Nearly 3% of the sales decrease was the result of a decrease in pita sandwich sales which were introduced in April 1997. The introduction of the pita sandwich was extremely successful and helped contribute to a record sales month in May 1997. Sales during the first half of 1998 have also been negatively impacted by competitive intrusion which has effected several restaurants in the Company's market area combined with intense competition throughout the quick-service industry including price discounting. The Company and Wendy's International have continued to resist engaging in deep price discounting, choosing instead to combat low prices of its competitors with the Value Menu offerings and high quality, made-to-order products. Weighted average price increases for the six months ended May 31, 1998 were less than 1% compared to the same period of 1997.

COST OF FOOD AND BEVERAGES

     Cost of food and beverages as a percentage of food and beverage revenue was 29.2% for the three months ended May 31, 1998 compared to 28.7% for the three months ended May 31, 1997. Cost of food and beverages for the six months ended May 31, 1998 was 28.9% compared to 28.8% for the same period of 1997. The .5 percentage point increase in cost of food and beverages for the second quarter of 1998 was primarily due to a relatively low food and beverage cost of 28.7% in the second quarter of 1997 due to high sales of pita sandwiches during their introductory period in April and May of 1997. The pita sandwiches carry a relatively lower food cost than most sandwich menu selections. Cost of food and beverage percentages of 28.9% and 28.8% respectively for the six months ended May 31, 1998 and 1997 are in line with the Company's and Wendy's International's guidelines.

OPERATING EXPENSES

     Operating expenses increased .2 percentage points for the three months ended May 31, 1998 compared to the same period of 1997 (from 57.8% of revenue in 1997 to 58.0% in 1998). The increase for the second quarter was primarily a function of the decrease in sales of 4.9% while certain fixed costs such as property taxes and insurance were spread over reduced revenue. For the six months ended May 31, 1998, operating expenses were reduced .5 percentage points (from 60.5% of revenue in 1997 to 60.0% in 1998). Slight decreases in payroll and utility costs produced the reduction in operating costs for the six months ended May 31, 1998 compared to the same period of 1997.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased approximately $79,000 for the three months ended May 31, 1998 compared to the same period of 1997 (from $701,000 to $622,000). As a percentage of revenue, general and administrative expenses decreased from 9.8% of revenue for the three months ended May 31, 1997 to 9.3% of revenue for the same period of 1998. For the six months ended May 31, 1998, general and administrative expenses increased approximately $99,000 (from $1,471,00 to $1,570,000), from 11.4% of revenue to 12.3% of revenue. Increases in administrative salaries and recruiting costs accounted for the increase in general and administrative expenses for the six months ended May 31, 1998 compared to the same period of 1997. The decrease in general and administrative expenses for the three months ended May 31, 1998 compared to the same period of 1997 was the result of a reduction in legal expenses and a refund of business insurance premiums from a prior year.

INTEREST EXPENSE

     Interest expense for the second quarter of 1998 and 1997 was $371,000 and $367,000 respectively. Interest expense for the six months ended 1998 and 1997 was $741,000 and $704,000 respectively. The increases in interest expense were due to additional borrowings in fiscal 1997 and an increase in interest rates. See "Liquidity and Capital Resources" for details about the Company's long-term debt.

INTEREST INCOME

     Interest income increased $17,000 for the second quarter of 1998 compared to the same period of 1997, and $32,000 for the six months ended May 31, 1998 compared to the six months ended May 31, 1997. The increase was attributable to the increase in interest income from the note receivable from the sale of stock.

OTHER INCOME

     Other income increased $518,000 for the three months ended May 31, 1998 compared to 1997. Other income increased $515,000 for the six months ended May 31, 1998 compared to the six months ended May 31, 1997. The increase in other income was primarily due to the forfeiture of an earnest deposit in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

                     LODGING GROUP - DISCONTINUED OPERATIONS

     During the second quarter of 1998 the Company entered into agreements to sell its two hotel properties resulting in the discontinuance of the Company's lodging group as of May 31, 1998. For details of the impact on the Company's operating results see Note E of the Company's Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Cash and cash equivalents ("cash") increased $571,000 from $1,061,000 as of November 30, 1997 to $1,632,000 as of May 31, 1998. The increase in cash was the result of the following:

         Net cash provided by operating activities                              $ 2,233,000
         Net cash provided by investing activities                                2,627,000
         Net cash used in financing activities                                   (4,289,000)
                                                                                -----------

         Net increase in cash                                                    $  571,000
                                                                                 ==========

     Net cash provided by operating activities of $2,233,000 was due to a net loss before depreciation and amortization of $177,000 combined with the receipt of $2,090,000 in marketing and conversion funds (deferred revenue) from the Company's beverage supplier (see Note D of the Company's Financial Statements). Other non-cash effects on net income and net cash provided by operating activities totaled $320,000.

     Net cash provided by investing activities of $2,627,000 was the result of proceeds from the sale of the St. Clair Inn of $3,601,000. Cash provided from the sale of this hotel asset was offset by the purchase of property and equipment for $171,000 and the acquisition of the remaining 46% of the now dissolved Wendy's of West Michigan Limited Partnership for $755,000. The remaining use of cash increased other assets by $48,000.

     Net cash used in financing activities of $4,289,000 was primarily the result of payments of long-term debt of $4,177,000 in connection with the sale of the St. Clair Inn, and a reduction in the long-term debt associated with the Wendy's operations through the use of a portion of the beverage marketing and conversion funds described above. In addition to the reduction of long-term debt, principal payments reduced obligations under capital leases by $129,000. Dividend payments on preferred stock of $62,000 for the six months ended May 31, 1998 accounted for the remaining cash used in financing activities. In March 1998, the Company received $75,000 in proceeds from long-term debt related to the marina development at the Grand Harbor Yacht Club.

FINANCIAL CONDITION

     As of May 31, 1998, the Company's current liabilities exceeded its current assets by $1,815,000 compared to November 30, 1997 when current liabilities exceeded current assets by $885,000. At these dates, the ratios of current assets to current liabilities were 0.56:1 and 0.71:1 respectively. The discussion above of cash flows for the six months ended May 31, 1998 explains the increase in cash as well as the most significant reasons for the decrease in working capital. The other significant items effecting working capital include the receipt of $300,000 in earnest deposits on the sale of the Company's hotel properties, and a $300,000 increase in the current portion of the Company's second mortgage (Loan II) from November 30, 1997 to May 31, 1998.

As of May 31, 1998, the Company's long-term debt consisted primarily of the following:

1) $11,073,000 Loan I requiring monthly payments of $92,874, including interest at 11.25%, through December 31, 2003 when the remaining unpaid principal will be due.

2) $5,220,000 Loan II requiring monthly payments of $100,000, plus interest at 8% over the prime rate through June 2002. (A)

3) $825,000 Loan III (marina) requiring monthly payments of interest only at 11.25%. The $1.375 million note receivable from the sale of the Grand Harbor Resort & Yacht Club serves as collateral for Loan III. Accordingly, principal payments of $35,000 are required upon the sale of any condominium units. Any remaining outstanding balance of principal and accrued interest is due the earlier of the receipt of full payment of the note receivable or September 1, 2000.

4) $1,599,000 revolving term loan requiring monthly payments of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal will be due. Under the revolving loan agreement, the required monthly payments may be offset by additional borrowings up to the unused available borrowings. The Company had $993,000 of available unused borrowings at May 31, 1998. The loan is secured by substantially all of the assets used in the Company's Wendy's operation and guaranteed by the Company.

5) $228,000 equipment note payable requiring monthly payments of $8,524, including interest at 8.8%, through October 2000.

6) $776,000 note payable to the Company's Chairman of the Board of Directors. The loan requires the Company to make monthly payments of interest only at the prime rate plus 8% provided the Company is not in default under its first and second mortgage long-term debt with its primary lender. Unpaid principal and accrued interest must be paid 91 days after Loans I, II and III are paid off.

     (A) The Company's primary lender has deferred $50,000 of principal payments due April 1, 1998 and May 1, 1998 until July 1, 1998.

     The loan agreement with the Company's primary lender contains numerous covenants regarding the maintenance of a prescribed amount of net worth, certain financial ratios, and restrictions on certain common stock purchases, dividends, additional indebtedness and executive compensation. At May 31, 1998, the Company failed to meet certain of these covenants. However, a waiver has been obtained through June 30, 1999.

A summary of the financial covenants as well as the Company's compliance with them is as follows:

                                          COVENANT        MAY 31, 1998         COVENANT
         COVENANT DESCRIPTION            REQUIREMENT    ACTUAL CONDITION      COMPLIANCE

                                                                           Waiver obtained
                                                                               through
Minimum Net Worth                        $8,000,000        $3,102,627        June 30,1999

Coverage Ratio -
Earnings before interest, taxes                                            Waiver obtained
depreciation and amortization                                                  through
("EBITDA") of hotels :                    1.75 : 1           .77 : 1        June 30, 1999
Debt Service

Coverage Ratio -                                                           Waiver obtained
EBITDA of hotels less capital                                                  through
expenditures :                             .70 : 1           .63 : 1        June 30, 1999
Debt Service

     The following schedule details the financial covenant requirements contained in the Company's loan agreement following the expiration of its waiver:

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

Financial Covenant - Coverage Ratio - EBITDA of Hotels : Debt Service

August 31, 1999 - August 31, 2000                            1.9 : 1
November 30, 2000                                            2.0 : 1
February 28, 2001                                            2.1 : 1
May 31, 2001                                                 2.2 : 1
August 31, 2001                                              2.3 : 1

Financial Covenant - Coverage Ratio - EBITDA of Hotels Less Capital Expenditures : Debt Service

August 31, 1999                                              1.4 : 1
November 30, 1999 - February 28, 2001                        1.6 : 1
May 31, 2001 - August 31, 2001                               1.7 : 1
November 30, 2001 and thereafter                             1.8 : 1

     The Company has faced significant cash flow and liquidity issues due to several factors, including (i) the high level of fixed costs required to operate the hotel operations which cannot be reduced at the same rate that the revenues decrease during the off-season, (ii) declining revenues at the hotel properties due to increased competition in the geographic market and lower room rates at competing limited service hotel properties, and (iii) carrying a high-interest rate (prime plus 8%) Loan II with its primary lender for a longer period of time than was originally contemplated and, as such, carrying a higher level of debt service than was planned. The Company anticipates, however, that it will be able to meet its current obligations over the next twelve months by:

* Closing on the $4.5 million sale of the Grand Harbor Resort & Yacht Club on June 16, 1998 for cash of $3.125 million and a note receivable of $1.375 million. The proceeds were used to reduce long- term debt by approximately $2.4 million.

* Exploring the sale of the $1.375 million promissory note received as a result of the sale of the Grand Harbor Resort & Yacht Club. The proceeds would be used to reduce high interest rate long-term debt and to provide working capital.

* Closing on the sale of the Thomas Edison Inn for $12.2 million which is set for September 1, 1998. The proceeds are projected to be used to reduce long-term debt by approximately $10 million.

* Borrowing funds from the unused available revolving term loan, of which approximately $993,000 were available as of May 31, 1998.

* Closing on the refinancing of the mortgage loan on the real estate associated with the Wendy's operations and owned by the Company. This would net the Company approximately $2,500,000 after closing costs and the retirement of the underlying mortgage loans on the Wendy's properties. The $2,500,000 would be used to pay down a portion of the Company's high interest rate Loan II which would reduce the Company's annual debt service.

* Deferring the payment of the $160,000 annual general partner administrative fee.

* Managing relationships with vendors to obtain an extension of the credit terms.

* Using the $2,090,000 marketing and conversion funds received from the Company's fountain beverage supplier to enhance marketing efforts and assist in the reduction of long term debt.

* Exploring the financing options for certain of the planned capital expenditures as opposed to using operating cash flow.

*    Reducing or deferring capital expenditures.

     There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

     The Company's planned capital expenditures for the next twelve months are approximately $600,000 for building improvements and furniture, fixtures and equipment purchases at the Wendy's restaurants. The Company has signed a commitment with Captec Financial Group, Inc. to finance (through debt or lease) both the real estate and the furniture, fixtures and equipment for the development of new Wendy's restaurants.

INFLATION AND CHANGING PRICES

     The Company has been affected by the increase in the minimum wage and the availability of management and hourly employees. Increases in labor costs, along with periodic increases in food and other operating expenses, are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers.

COMPUTER SYSTEMS - YEAR 2000 IMPACT

     The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990's are susceptible to a well publicized problem associated with an inability to process date related information beginning with the year 2000. Almost all of the Company's computer hardware was acquired within the past two years. The Company is in the process of reviewing its computer hardware and software with the assistance of the software designers to ensure that all significant software applications are year 2000 compliant, and anticipates completing its review during fiscal 1998. Based on the results of the review to date, the Company believes that the point-of-sale system, which monitors all sales, inventory and labor activity, is year 2000 compliant. However, the critical systems which are used to (i) produce financial statements, (ii) process payroll, and (iii) compare actual product usage with planned product usage are not year 2000 compliant. The Company has estimated that replacement or modification of those systems will be necessary at a cost ranging from $100,000 to $300,000. However, the Company can make no assurance that all year 2000 risks to the Company and to its critical vendor systems can be identified and successfully negated through modification or replacement of existing programs. The Company does not expect to incur significant additional costs to complete its review of computer systems to determine what measures are required to be year 2000 compliant. Pending the final results of this review, the Company cannot determine the actual cost that may be required to ensure that all the critical computer systems are year 2000 compliant.

                                     PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     As reported on the Form 8-K filed June 9, 1998 (see Item 6 below), legal proceedings brought against the Company and its affiliates were dismissed with prejudice on May 28, 1998.

ITEM 2.  CHANGES IN SECURITIES.

     On May 26 and 27, 1998, the Company issued 220,000 unregistered common shares to the former general partner of the Wendy's of West Michigan Limited Partnership and its seven shareholders in connection with the settlement of litigation reported on the From 8-K filed June 9, 1998 (see Item 6 below). This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1998 Annual Meeting of Shareholders was held at the Thomas Edison Inn, located at 500 Thomas Edison Parkway, Port Huron, Michigan, at 10:00 a.m. on Tuesday, May 19, 1998, in accordance with the Company's Bylaws. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 14, 1998. 3,218,993 Common Shares were present in person or by proxy at the meeting, representing 64.5% of the total shares outstanding.

     The shareholders elected the following seven members to the Company's Board of Directors to serve until the 1999 Annual Meeting: Gary R. Garrabrant; Christopher B. Hewett; David S. Lundeen; Joseph L. Maggini; Jerry L. Ruyan; Robert E. Schermer Sr. and Robert E. Schermer, Jr. Each director received a minimum of 2,994,957 (or 93%) of the total shares voted.

     The shareholders also approved an amendment to the 1996 Management Equity Incentive Plan increasing the number of Common Shares in the Plan by 175,000. The following are the results of the shares that voted: In Favor: 2,467,686;
Opposed: 668,961; Abstentions: 79,446; Broker Non-Votes: 2,900.

ITEM 5.  OTHER INFORMATION.

     On May 19, 1998, the Board of Directors appointed the following officers of the Company: Christopher B. Hewett - President and Chief Executive Officer; Robert E. Schermer, Jr. - Executive Vice President; Pauline M. Krywanski - Vice President, Treasurer and Chief Financial Officer; and James R. Saalfeld - Vice President, General Counsel and Secretary. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. In addition, Ray E. Quada was appointed Senior Vice President and Chief Operating Officer on May 26, 1998. The Board also reestablished the Executive, Audit, Compensation and Nominating Committees as standing committees of the Board of Directors.

     On May 27, 1998, the Company, through Wendy's of Michigan, entered into a purchase agreement with Wendy's Real Estate Limited Partnership I (an unrelated party) to buy, for $4,200,000, the real property comprising five of the Wendy's restaurants currently operated by the Company. Assuming all conditions to closing are satisfied, the purchase agreement is currently set to close on August 25, 1998.

     On July 7, 1998, the Board of Directors took additional action in accordance with its discussion at the February 26, 1998 Board Meeting to adopt measures to protect the Company and its shareholders against potentially disruptive and destructive actions that could be brought by dissident shareholders and others. Specifically, the Board of Director amended the Company's Bylaws to opt into Chapter 7B (being ss.ss. 790 through 799) of the Michigan Business Corporation Act such that Chapter 7B shall apply to any "control share acquisition" (as that term is defined by Chapter 7B) involving the Company's common shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit List.

Exhibit No.                         Description of Document
                  --------------------------------------------------------------

     3.2          Restated and Amended Bylaws of Meritage Hospitality Group Inc.

                                 MANAGEMENT COMPENSATORY CONTRACTS

   10.12          Amended 1996 Management Equity Incentive Plan.


      27          Financial Data Schedule.
-------------------------

         (b)      Reports on Form 8-K.

                  On April 20, 1998, the Company filed a Form 8-K which reported that the Company's wholly-owned subsidiary had entered into a contract for the sale of real and personal property comprising, among other things, the Thomas Edison Inn for a price of $12,200,000, for which the Company received a $250,000 non-refundable deposit.

                  On June 9, 1998, the Company filed a Form 8-K which reported that all litigation brought by the former general partner of the now dissolved Wendy's of West Michigan Limited Partnership and its affiliates was dismissed with prejudice on May 28, 1998, following a settlement pursuant to which the former general partner and its affiliates received $658,000 and 200,000 shares of the Company's common stock. The Company also reported that it had entered into a contract on April 27, 1998 with Pepsi-Cola to convert the fountain beverages at its 25 Wendy's Old Fashioned Hamburgers restaurants from Coca-Cola to Pepsi-Cola, and to buy 1,800,000 gallons of fountain beverage syrup from Pepsi, in exchange for Pepsi paying $2,090,000 in conversion and marketing fees and providing new fountain beverage dispensing equipment at all of the 25 Wendy's restaurants operated by the Company.

                  On June 18, 1998, the Company filed a Form 8-K to report that the Company's wholly-owned subsidiaries sold certain real and personal property, including the Grand Harbor Resort located in Spring Lake, Michigan and 47 condominium slips of the Grand Harbor Yacht Club, for $4,500,000 of which the Company received $3,125,000 in cash and a $1,375,000 one-year secured promissory note bearing 10.8% interest.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  July 13, 1998                  MERITAGE HOSPITALITY GROUP INC.



                                       By  /s/ CHRISTOPHER B. HEWETT
                                           -------------------------------------
                                           Christopher B. Hewett
                                           President and Chief Executive Officer



                                       By  /s/ PAULINE M. KRYWANSKI
                                           -------------------------------------
                                           Pauline M. Krywanski
                                           Vice President and Treasurer
                                           (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                          Description of Document
                  --------------------------------------------------------------

   3.2            Restated and Amended Bylaws of Meritage Hospitality Group Inc.

                              MANAGEMENT COMPENSATORY CONTRACTS

   10.12          Amended 1996 Management Equity Incentive Plan.


   27             Financial Data Schedule.