Form 10-Q
period 1998-08-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1998-10-14
CIK 808219

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1998.

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

                                          YES [X]   NO [ ]



As of October 9, 1998 there were 5,741,153 outstanding Common Shares, $.01 par value.


--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997. The Company has restated its prior financial statements to present the operating results of the lodging group business segment as a discontinued operation. The assets and liabilities of these operations at August 31, 1998 and November 30, 1997 are reflected on the balance sheet as a net current asset (see Note D of the Company's financial statements). The results of operations for the three and nine month periods ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year.

















                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY]

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 1998 AND NOVEMBER 30, 1997

--------------------------------------------------------------------------------

                                                      ASSETS

                                                                AUGUST 31,        NOVEMBER 30,
                                                                  1998               1997
                                                               (UNAUDITED)         (RESTATED)
                                                               -----------        -----------

CURRENT ASSETS
    Cash and cash equivalents                                  $ 1,436,651        $ 1,061,475
    Receivables                                                     80,039            258,282
    Inventories                                                    152,425            156,746
    Deferred income taxes                                           22,000             22,000
    Prepaid expenses and other current assets                       48,085            156,028
    Net assets of discontinued operations - Note D                 179,181            938,388
                                                               -----------        -----------
                  Total current assets                           1,918,381          2,592,919

PROPERTY, PLANT AND EQUIPMENT, NET                               8,615,276          7,518,007

OTHER ASSETS
    Goodwill, net of amortization of $253,422 and
      $2,278,454 respectively                                    5,140,050          3,586,177
    Financing costs, net of amortization of $39,410
      and $34,208 respectively                                     139,863             50,239
    Franchise fees, net of amortization of $19,782
      and $406,552 respectively                                    630,218            143,448
    Sundry                                                          86,525             46,950
                                                               -----------        -----------

                  Total other assets                             5,996,656          3,826,814
                                                               -----------        -----------

                  Total assets                                 $16,530,313        $13,937,740
                                                               ===========        ===========











SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      AUGUST 31, 1998 AND NOVEMBER 30, 1997


--------------------------------------------------------------------------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    AUGUST 31,          NOVEMBER 30,
                                                                                       1998                 1997
                                                                                   (UNAUDITED)           (RESTATED)
                                                                                   ------------         ------------

CURRENT LIABILITIES
    Current portion of long-term debt                                              $    474,744         $  1,077,552
    Current portion of obligations under capital leases                                 284,716              264,372
    Trade accounts payable                                                              667,843              899,118
    Amount due related party                                                            205,260               85,263
    Accrued liabilities                                                               1,176,475              751,967
                                                                                   ------------         ------------
                            Total current liabilities                                 2,809,038            3,078,272

LONG-TERM DEBT - NOTE E                                                               7,185,957            7,348,464

OBLIGATIONS UNDER CAPITAL LEASES                                                      1,473,709            1,689,628

DEFERRED INCOME TAXES                                                                   190,000              190,000

DEFERRED REVENUE                                                                      2,047,141                 --

MINORITY INTEREST                                                                          --              1,601,415

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000 shares; 200,000 shares designated as Series A convertible cumulative preferred stock;
      issued and outstanding 132,287 and 138,387 respectively (liquidation
      value - $1,322,870)                                                                 1,323                1,384
    Common stock - $0.01 par value; authorized 30,000,000
      shares; issued and outstanding 5,259,894 and 3,218,778
      respectively                                                                       52,599               32,188
    Additional paid in capital                                                       13,500,840           12,982,295
    Note receivable from the sale of shares, net of
      valuation allowance of $4,500,000 in 1998                                      (1,660,961)          (5,700,645)
    Accumulated deficit                                                              (9,069,333)          (7,285,261)
                                                                                   ------------         ------------
                  Total stockholders' equity                                          2,824,468               29,961
                                                                                   ------------         ------------

                  Total liabilities and stockholders' equity                       $ 16,530,313         $ 13,937,740
                                                                                   ============         ============









SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                          1997
                                                                     1998              (RESTATED)
                                                                 ------------         ------------

FOOD AND BEVERAGE REVENUE                                        $ 20,041,338         $ 20,262,600

COSTS AND EXPENSES
    Cost of food and beverages                                      5,753,689            5,837,745
    Operating expenses                                             11,794,667           12,104,801
    General and administrative expenses                             2,166,414            2,015,367
    Depreciation and amortization                                     892,878              848,333
                                                                 ------------         ------------
                  Total costs and expenses                         20,607,648           20,806,246

OPERATING LOSS                                                       (566,310)            (543,646)

OTHER INCOME (EXPENSE)
    Interest expense                                               (1,096,529)          (1,056,057)
    Interest income                                                    47,734              438,732
    Other income                                                      519,739                   --
    Loss on sale of assets                                                 --             (190,453)
    Minority interest                                                  25,677             (101,030)
                                                                 ------------         ------------
                                                                     (503,379)            (908,808)

                                                                 ------------         ------------
                  Loss from continuing operations                  (1,069,689)          (1,452,454)

LOSS FROM DISCONTINUED OPERATIONS - NOTE D                           (479,232)            (221,390)
                                                                 ------------         ------------

                  LOSS BEFORE EXTRAORDINARY ITEM                   (1,548,921)          (1,673,844)

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT            (141,740)                  --
                                                                 ------------         ------------

                  NET LOSS                                         (1,690,661)          (1,673,844)

DIVIDENDS ON PREFERRED STOCK                                           93,411               70,577
                                                                 ------------         ------------

NET LOSS ON COMMON SHARES                                        $ (1,784,072)        $ (1,744,421)
                                                                 ============         ============


NET LOSS PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                        $      (0.25)        $      (0.47)
    Discontinued operations                                             (0.10)               (0.07)
    Extraordinary item                                                  (0.03)                  --
                                                                 ------------         ------------

      Net loss                                                   $      (0.38)        $      (0.54)
                                                                 ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED             4,687,097            3,213,736
                                                                 ============         ============

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                          1997
                                                                       1998            (RESTATED)
                                                                   -----------         -----------

FOOD AND BEVERAGE REVENUE                                          $ 7,327,427         $ 7,312,861

COSTS AND EXPENSES
    Cost of food and beverages                                       2,085,371           2,104,155
    Operating expenses                                               4,163,240           4,264,537
    General and administrative expenses                                596,448             544,338
    Depreciation and amortization                                      273,757             245,700
                                                                   -----------         -----------
                  Total costs and expenses                           7,118,816           7,158,730

INCOME FROM OPERATIONS                                                 208,611             154,131

OTHER INCOME (EXPENSE)
    Interest expense                                                  (355,771)           (351,682)
    Interest income                                                   (267,710)            155,718
    Loss on sale of assets                                                  --            (190,453)
    Minority interest                                                       --             (65,084)
                                                                   -----------         -----------
                                                                      (623,481)           (451,501)

                                                                   -----------         -----------
                  Loss from continuing operations                     (414,870)           (297,370)

INCOME FROM DISCONTINUED OPERATIONS - NOTE D                                --             463,178
                                                                   -----------         -----------

                  Earnings (loss) before extraordinary item           (414,870)            165,808

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT             (141,740)                 --
                                                                   -----------         -----------

                  NET EARNINGS (LOSS)                                 (556,610)            165,808

DIVIDENDS ON PREFERRED STOCK                                            31,137              31,137
                                                                   -----------         -----------

NET EARNINGS (LOSS) ON COMMON SHARES                               $  (587,747)        $   134,671
                                                                   ===========         ===========


NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                          $     (0.08)        $     (0.10)
    Discontinued operations                                                 --                0.14
    Extraordinary item                                                   (0.03)                 --
                                                                   -----------         -----------

      Net earnings (loss)                                          $     (0.11)        $      0.04
                                                                   ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED              5,225,656           3,216,977
                                                                   ===========         ===========



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED NOVEMBER 30, 1997 AND THE NINE MONTH PERIOD ENDED
                                AUGUST 31, 1998
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                    SERIES A                                     NOTE
                                   CONVERTIBLE                 ADDITIONAL     RECEIVABLE
                                   PREFERRED     COMMON         PAID-IN          SALE OF        ACCUMULATED
                                     STOCK        STOCK         CAPITAL          SHARES           DEFICIT           TOTAL
-----------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 1, 1996         $  1,084     $ 32,045    $ 12,616,727     $ (5,135,716)    $ (5,492,697)    $  2,021,443

Issuance of 14,295 shares of
  common stock                            --          143          65,868               --               --           66,011

Issuance of 30,000 shares of
  preferred stock                        300           --         299,700               --               --          300,000

Dividends paid - preferred stock          --           --              --               --         (101,714)        (101,714)

Recognition of interest income
  on note receivable from sale
  of shares                               --           --              --         (564,929)              --         (564,929)

Net loss                                  --           --              --               --       (1,690,850)      (1,690,850)
                                    -----------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1997           1,384       32,188      12,982,295       (5,700,645)      (7,285,261)          29,961

Issuance of 1,997,855 shares of
  common stock                            --       19,979       4,558,600               --               --        4,578,579

Conversion of 6,100 convertible
  preferred shares into 43,261
  common shares                          (61)         432            (371)              --               --               --

Dividends paid - preferred stock          --           --              --               --          (93,411)         (93,411)

Recognition of interest income
  on note receivable from sale
  of shares                               --           --         460,316         (460,316)              --               --

Establishment of valuation
  allowance on note receivable
  from sale of shares                     --           --      (4,500,000)       4,500,000               --               --

Net loss                                  --           --              --               --       (1,690,661)      (1,690,661)
                                    -----------------------------------------------------------------------------------------

BALANCE AT AUGUST 31, 1998          $  1,323     $ 52,599    $ 13,500,840     $ (1,660,961)    $ (9,069,333)    $  2,824,468
                                    =========================================================================================




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                                                   1997
                                                                                 1998            (RESTATED)
                                                                            --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                   $(1,690,661)        $(1,673,844)
    Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                             892,878             848,333
         Compensation and fees paid by issuance of common stock                      3,927              60,800
         Loss on disposal of assets                                                     --             190,453
         Minority interest in net earnings of consolidated subsidiaries            (25,677)            101,030
         Interest income on note receivable from sale of shares                         --            (414,699)
         Interest expense refinanced as long-term debt                               5,547                  --
         Increase in deferred revenue                                            2,047,141                  --
         Decrease in current assets                                                290,509             109,240
         Decrease (increase) in net assets of discontinued operations              759,207            (533,284)
         Increase in current liabilities                                           313,230             139,011
                                                                            --------------     ---------------

                Net cash provided by (used in) operating activities              2,596,101          (1,172,960)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                     (276,405)           (370,308)
    Payment for acquisition of business                                           (755,200)                 --
    Increase in other assets                                                      (134,400)           (185,765)
                                                                            --------------     ---------------

                Net cash used in investing activities                           (1,166,005)           (556,073)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                        --             936,346
    Principal payments of long-term debt                                          (770,862)           (533,325)
    Payments on obligations under capital leases                                  (195,575)           (170,697)
    Proceeds from issuance of stock                                                  4,928             300,000
    Preferred dividends paid                                                       (93,411)            (70,577)
                                                                            --------------     ---------------

                Net cash (used in) provided by financing activities             (1,054,920)            461,747
                                                                            --------------     ---------------


                Net increase (decrease) in cash                                    375,176          (1,267,286)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  1,061,475           2,265,497
                                                                            --------------     ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $ 1,436,651         $   998,211
                                                                            ==============      ==============



SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION
                                                                           1998                 1997
                                                                      -------------       --------------
Cash paid for interest expense                                        $   2,077,926       $    1,978,230

Schedule of non-cash investing and financing transactions

    Acquisition of remaining 46% of Wendy's of
      West Michigan Limited Partnership, including assets
      acquired and liabilities assumed
         Fair value of tangible and intangible assets acquired        $   3,748,187
         Reduction of minority interest                                   1,575,738
         Amount of cash payment                                            (755,200)
                                                                      -------------
         1,992,359 common shares issued                               $   4,568,725
                                                                      =============

    Sale of hotel assets
         Selling price, net of selling costs                          $   4,334,643
         Cash proceeds from sale of hotel assets                          2,959,643
                                                                      -------------
         Note receivable from sale of hotel assets                    $   1,375,000
                                                                      =============

    Acquisition of equipment
         Cost of equipment                                                                $      244,637
         Equipment loan                                                                          244,637
                                                                                          --------------
         Cash down payment for equipment                                                  $           --
                                                                                          ==============

    Increase in marina development costs
         Increase in marina development costs                                             $    1,233,366
         Long-term debt proceeds                                                                 800,000
                                                                                          --------------
         Cash used in marina development costs                                            $      433,366
                                                                                          ==============

NOTE B - EARNINGS PER SHARE

         Beginning in fiscal 1998, the Company adopted Financial Accounting Standards Number 128 - "Earnings Per Share". Prior year earnings per share amounts reflect this new pronouncement.

         Basic earnings per common share are computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted into common stock. As of August 31, 1998 and 1997, the Company had 132,287 and 138,387 shares of Series A Convertible Preferred Stock outstanding, respectively. Each share of preferred stock was convertible into 7.09 shares of common stock. The convertible preferred stock was not included in the computation of diluted earnings (loss) per common share because the effect of conversion would be antidilutive. After August 31, 1998, 67,767 shares of preferred stock were converted into 480,612 shares of common stock.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

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

NOTE D - DISCONTINUED OPERATIONS

         During the second quarter of 1998, the Company entered into agreements to sell its two hotel properties resulting in the discontinuance of the Company's lodging group business segment. The sale of the Grand Harbor Resort & Yacht Club was effective on June 15, 1998, and the sale of the Thomas Edison Inn was effective on September 1, 1998. As a result, effective May 31, 1998, the Company's lodging group business segment is accounted for as discontinued operations. Because the Company expects to realize a net gain of approximately $3,500,000 from discontinued operations and the disposal of the lodging group business segment, pursuant to generally accepted accounting principles, no income or loss from discontinued operations was recognized from June 1, 1998 through the date of disposal of the business segment (September 1, 1998). Instead, the anticipated net gain will be recognized upon disposal of the business segment during the fourth quarter of 1998. Below is a schedule of the payment terms of the hotel sales:


                                                          Grand
                                                       Harbor Resort             Thomas Edison
                                                        & Yacht Club                   Inn
                                                       --------------            --------------

         Selling price (before selling costs)          $   4,500,000             $   12,200,000

         Promissory note held by Company                   1,375,000                  2,000,000
                                                       --------------            --------------

         Cash portion of selling price                 $   3,125,000             $   10,200,000
                                                       ==============            ==============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------
NOTE D - DISCONTINUED OPERATIONS (CONTINUED)

         As of August 31, 1998 and November 30, 1997, assets and liabilities of the discontinued lodging group business segment included in the balance sheet are summarized below:


                                                                                        August 31,         November 30,
         Assets                                                                           1998                 1997
                                                                                      ------------         ------------
              Current assets                                                          $  1,435,155         $  4,199,733
              Property, plant and equipment, net                                         8,248,567           11,461,306
              Other assets                                                               1,503,532            2,262,877
         Liabilities
              Current liabilities                                                       (1,079,354)          (4,959,561)
              Deferred gain on disposal of business segment                               (536,366)                  --
              Long-term debt                                                            (9,392,353)         (12,025,967)
                                                                                      ------------         ------------
         Net assets of discontinued operations                                        $    179,181         $    938,388
                                                                                      ============         ============

         A summary of the results of operations of the discontinued operations for the three and nine month periods ended August 31, 1998 and 1997 is as follows:


For the nine months ended  August 31,                                                     1998                  1997
                                                                                      ------------         ------------
         Revenues                                                                     $  6,350,989         $ 10,884,943
         Costs and expenses                                                              5,830,821            9,994,351
                                                                                      ------------         ------------
         Earnings from operations                                                          520,168              890,592
         Other income (expense), net                                                      (943,452)          (1,111,982)
                                                                                      ------------         ------------
         Loss from operations of discontinued operations                                  (423,284)            (221,390)
         Gain on sale of discontinued operations                                           480,418                   --
                                                                                      ------------         ------------
         Net income (loss) from discontinued operations (1)                           $     57,134         $   (221,390)
                                                                                      ============         ============

For the three months ended August 31,                                                     1998                  1997(2)
                                                                                      ------------         ------------
         Revenues                                                                     $  2,126,018         $  4,928,178
         Costs and expenses                                                              1,814,635            4,079,472
                                                                                      ------------         ------------
         Earnings from operations                                                          311,383              848,706
         Other income (expense), net                                                      (255,435)            (385,528)
                                                                                      ------------         ------------
         Income from operations of discontinued operations                                  55,948              463,178
         Gain on sale of discontinued operations                                           480,418                   --
                                                                                      ------------         ------------
         Net income from discontinued operations(1)                                   $    536,366         $    463,178
                                                                                      ============         ============

(1)  The loss from discontinued operations included on the consolidated statement of operations for the nine months ended August 31, 1998 of $479,232 includes only operations through May 31, 1998, the measurement date for discontinued operations. As described above, the income from operations from the measurement date through August
     31, 1998 of $536,366 is required to be deferred until the disposal of the business segment (September 1, 1998).

(2)  The income from discontinued operations for the three months ended August 31, 1997 includes the effect of a change in accounting estimate related to the treatment of certain general and administrative expenses as expenses of discontinued operations. General and administrative expenses for the three month period include $171,000 of expenses that relate to the six months ended May 31, 1997.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------
NOTE E - SUBSEQUENT EVENTS (INCLUDING RELATED PARTY TRANSACTIONS)

         The Company completed several transactions subsequent to August 31, 1998 all of which resulted in either the retirement of outstanding debt or allowed for a restructure of existing debt. A description of the transactions follows:

SALE OF HOTEL ASSETS

         The Company sold all of its hotel assets associated with the Thomas Edison Inn on September 1, 1998 for $12,200,000, which consisted of $10,200,000 cash and a $2,000,000 promissory note requiring monthly payments of interest only at prime plus 8% through August 31, 1999, when the remaining unpaid principal will be due. The sale resulted in a gain of $3,105,688 before the extraordinary charge of $548,395 consisting of a prepayment penalty and the write-off of unamortized finance costs on the related long-term debt. The Company's equity increased $2,557,293 as a result of this transaction. The net proceeds were used to (i) pay in full the remaining balance of the hotel and marina mortgage notes payable (Loans I and III) to the Company's former primary lender totaling $9,414,000, and (ii) pay down other long-term debt totaling $186,000.

SALE OF PARTICIPATION INTERESTS IN $2,000,000 PROMISSORY NOTE

         The Company sold $1,100,000 of undivided interests in the $2,000,000 promissory note received from the sale of the Thomas Edison Inn discussed above. The participation agreements represent 59.6% of the outstanding note balance, of which a 27.1% participation in the note ($500,000) was sold to a member of the Company's Board of Directors. The net proceeds from these sales were used to pay down the Company's mortgage note (Loan II) with the Company's former primary lender. The Company indemnified each of the participants in the event of nonpayment by the maker.

PURCHASE OF FIVE WENDY'S PROPERTIES

         On September 1, 1998 the Company purchased the real estate (land and buildings) comprising five Wendy's restaurants from Wendy's Real Estate Limited Partnership I for $4,200,000. These properties are operated by the Company and were previously leased via long-term lease agreements. The purchase was financed with a $4,380,000 mortgage note and a $1,120,000 secured promissory note. The $5,500,000 debt requires monthly payments of $47,715, including interest ranging from 7.77% to 8.15% through September 1, 2018. The notes are secured by the real estate, equipment and inventory of these five restaurants. These proceeds were also used to pay down $700,000 on Loan II, which carried an interest rate of prime plus 8%.

REFINANCE OF SIX WENDY'S PROPERTIES

         On September 22, 1998, the Company completed a $4,300,000 refinancing of the real estate of six Wendy's restaurants which included the land for five sites and the buildings on all six sites. The $4,300,000 mortgage note requires monthly payments of $35,459, including interest at 7.77% through October 1, 2018. The loan proceeds were used to (i) pay in full the remaining $1,974,000 balance of the revolving term note payable which was secured by the restaurant real estate, and (ii) pay down $2,300,000 on the outstanding balance of Loan II.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

--------------------------------------------------------------------------------
NOTE E - SUBSEQUENT EVENTS (CONTINUED)

ASSIGNMENT OF $1,375,000 NOTE AND RESTRUCTURE OF LONG TERM DEBT

         Effective October 6, 1998, the Company entered into an agreement with the Company's Chairman of the Board whereby the company assigned the $1,375,000 (10.8%) one year note receivable from the sale of the Grand Harbor Resort & Yacht Club to the Chairman in exchange for (i) payment in full of the 16.5% business loan note payable to the Chairman ($776,000), (ii) cancellation of $200,000 of the Company's preferred stock owned by the Chairman, and (iii) a cash payment of $399,000. The Company indemnified the Chairman in the event of nonpayment by the maker. The cash proceeds were used to make the final payment on the remaining balance of Loan II. With this payment, the entire outstanding long-term indebtedness with the Company's former primary lender was paid in full.

NEW LONG TERM DEBT STRUCTURE

As a result of these transactions, the Company's long term debt consists of the following:


Equipment notes payable, due in monthly installments aggregating $13,453
including interest ranging from 8.8% to 10% through October 8,2000.(1)             $  106,126

Mortgage notes payable, due in monthly installments of $32,226 including
interest at 8.15% through September 1, 2018.(2)                                     3,810,000

Notes payable, due in monthly installments of $10,802 including interest at
8.15% through September 1, 2018.(3)                                                 1,120,000

Mortgage notes payable, due in monthly installments of $40,146 including
interest at 7.77% through October 1, 2018.(2)                                       4,870,000
                                                                                   ----------
Total                                                                              $9,906,126
                                                                                   ==========

(1)  The notes are collateralized by certain equipment.
(2)  The notes are collateralized by certain restaurant real estate.
(3)  The notes are collateralized by certain restaurant equipment and inventory.

Minimum principal payments on this long-term debt to maturity as of August 31, 1998 are as follows:


                           1999                            $  274,744
                           2000                               266,552
                           2001                               266,667
                           2002                               284,083
                           2003                               307,575
                           Thereafter                       8,506,505
                                                           ----------
                                                           $9,906,126
                                                           ==========

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios which are effective beginning November 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

                              FOOD SERVICE GROUP

         The Company's Food Service Group consists of its operation of 25 "Wendy's Old Fashioned Hamburgers" restaurants (under franchise agreements with Wendy's International) throughout Western and Southern Michigan. Due to the discontinued Lodging Group operations, the Food Service Group's results of operations for the three and nine month periods ended August 31, 1998 and August 31, 1997 (as restated), also include expenses related to the Company's corporate office and are summarized in the following table:



                                                                    Statements of Operations
                                    --------------------------------------------------------------------------------------------
                                         Three month periods ended August 31,            Nine month periods ended August 31,
                                    --------------------------------------------      ------------------------------------------
                                           $ (000's)             % of Revenue               $ (000's)             % of Revenue
                                    -----------------------    -----------------      ---------------------    -----------------
                                        1998        1997        1998      1997          1998        1997        1998     1997
                                    -----------------------    -----------------      ---------------------    -----------------

Food and beverage revenue            $  7,327    $  7,313      100.0%    100.0%      $ 20,041    $ 20,263      100.0%    100.0%

Costs and expenses
     Cost of food and beverages         2,085       2,104       28.5      28.8          5,754       5,838       28.7      28.8
     Operating expenses                 4,163       4,265       56.9      58.3         11,794      12,105       58.8      59.8
     General and administrative
       expenses                           597         544        8.1       7.4          2,166       2,015       10.8       9.9
     Depreciation and amortization        274         246        3.7       3.4            893         848        4.5       4.2
                                    -----------------------    -----------------      ---------------------    -----------------
     Total costs and expenses           7,119       7,159       97.2      97.9         20,607      20,806      102.8     102.7

Income (loss) from operations             208         154        2.8       2.1           (566)       (543)      (2.8)     (2.7)

Other income (expense)
     Interest expense                    (356)       (351)      (4.8)     (4.8)        (1,096)     (1,056)      (5.5)     (5.2)
     Interest income                     (267)        155       (3.7)      2.1             47         438        0.3       2.2
     Other income                          --          --         --        --            519          --        2.6        --
     Loss on sale of assets                --        (190)        --      (2.6)            --        (190)        --      (1.0)
     Minority interest                     --         (65)        --      (0.9)            26        (101)       0.1      (0.5)
                                    -----------------------    -----------------      ---------------------    -----------------

                                         (623)       (451)      (8.5)     (6.2)          (504)       (909)      (2.5)     (4.5)
                                    -----------------------    -----------------      ---------------------    -----------------
Loss from
  continuing operations              $   (415)   $   (297)      (5.7%)    (4.1%)     $ (1,070)   $ (1,452)      (5.3%)    (7.2%)
                                    =======================    =================      =====================    ==================

REVENUE

         Food and beverage revenue increased $14,000 or 0.2% for the three months ended August 31, 1998 compared to the same period of 1997. For the nine months ended August 31, 1998, food and beverage revenue decreased $222,000 or 1.1% compared to the same period of 1997. Food and beverage revenues in 1997 include revenue from an under-performing restaurant which was closed in August 1997. Food and beverage revenue on a per restaurant basis for restaurants in operation during the three months ended February 28, 1998, May 31, 1998 and August 31, 1998 and for the nine months ended August 31, 1998 are set forth in the following table:


                                        Average Net Sales Per Restaurant Unit
                                        -------------------------------------
                                                                         Increase      % Increase
                                        1998            1997            (Decrease)      (Decrease)
                                      --------        --------          ----------     -----------


Three months ended August 31          $293,097        $289,583           $  3,514           1.2%
Three months ended May 31              267,632         281,324            (13,692)         (4.9%)
Three months ended February 28         240,925         230,797             10,128           4.4%
                                      --------        --------           --------
Nine months ended August 31           $801,654        $801,704           $    (50)         (0.0%)
                                      ========        ========           ========


         The 1.2% increase in same store sales for the three months ended August 31, 1998 compared to the same period of 1997 was primarily due to the success of two new promotions: (i) late night business - restaurants are now staying open later on a year around basis which has resulted in sales growth during the late night hour period, and (ii) increased "combo" sales and "upsizing" (the addition of a larger beverage or larger french fry to the standard combo meal for an additional 39 cents). The 1.2% sales increase for the third quarter of 1998 followed a 4.9% decrease in same store sales for the second quarter of 1998 compared to the same period of 1997. Nearly 3% of the sales decrease for the second quarter was the result of a decrease in pita sandwich sales which were introduced in April 1997. The introduction of the pita sandwich was extremely successful and helped contribute to a record sales month in May 1997. Same store sales for the first quarter of 1998 increased 4.4%. The increase in same store sales in the first quarter of 1998 was primarily attributable to the relatively mild winter weather conditions experienced in the first quarter of 1998 compared to the first quarter of 1997. Sales during the first nine months of 1998 have been negatively impacted by competitive intrusion which has affected several restaurants in the Company's market area, combined with intense competition throughout the quick-service industry including price discounting. The Company and Wendy's International have continued to resist engaging in deep price discounting, choosing instead to combat low prices of its competitors with the Value Menu offerings and high quality, made-to-order products. Weighted average price increases for the nine months ended August 31, 1998 were less than 1% compared to the same period of 1997.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages as a percentage of food and beverage revenue was 28.5% for the three months ended August 31, 1998 compared to 28.8% for the three months ended August 31, 1997. Cost of food and beverages for the nine months ended August 31, 1998 was 28.7% compared to 28.8% for the same period of 1997. The slight reduction in food and beverage costs was primarily the result of the elimination of the SuperBars (a hot and cold all-you-can-eat food bar), which operated with relatively higher food costs and waste. Continued and consistent emphasis on food cost controls have also contributed to stable food and beverage costs. Cost of food and beverage percentages of 28.5% and 28.7% respectively, for the three and nine months ended August 31, 1998 are in line with guidelines established by the Company and Wendy's International.

OPERATING EXPENSES

         Operating expenses decreased 1.4 percentage points for the three months ended August 31, 1998 compared to the same period of 1997 (from 58.3% of revenue in 1997 to 56.9% in 1998). The decrease for the third quarter was due primarily to a .6 percentage point decrease in payroll costs combined with slight decreases in advertising, repairs and maintenance, and utility costs. For the nine months ended August 31, 1998, operating expenses decreased 1.0 percentage points (from 59.8% of revenue in 1997 to 58.8% in 1998). Again, slight decreases in advertising, repairs and maintenance, and utility costs, along with a reduction in training costs, accounted for the reduction in operating costs for the nine months ended August 31, 1998 compared to the same period of 1997.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased approximately $53,000 for the three months ended August 31, 1998 compared to the same period of 1997 (from $544,000 to $597,000). As a percentage of revenue, general and administrative expenses increased from 7.4% of revenue for the three months ended August 31, 1997 to 8.1% of revenue for the same period of 1998. For the nine months ended August 31, 1998, general and administrative expenses increased approximately $151,000 (from $2,015,000 to $2,166,000), from 9.9% of revenue to 10.8% of revenue compared to the same period of 1997.

         Actual general and administrative expenses incurred in the third quarter of 1998 decreased by $45,000 resulting primarily from a $20,000 decrease in public market costs, a $12,000 decrease in administrative salaries, and an $8,000 decrease in travel and entertainment, compared to the same period of 1997. This decrease in actual expenses incurred was more than offset by a decrease in the general and administrative expenses reported in the third quarter of 1997 which was the impact of a change in accounting estimate. The Company has revised its allocation of certain general and administrative expenses between continuing and discontinued operations and, as a result, recorded the cumulative change in that estimate during the third quarter of 1997. Therefore, general and administrative expenses from continuing operations in the third quarter of 1997 were reduced resulting in an increase in the amount of general and administrative expenses reported on the consolidated statement of operations for the three months ended August 31, 1998 compared to the same period of 1997.

         However, the comparative year-to-date general and administrative expenses are unaffected by this change in accounting estimate. The increase in general and administrative expenses for the nine months ended August 31, 1998 was primarily due to increased legal fees of approximately $125,000. Significant legal costs were incurred in the first quarter of 1998 in connection with the litigation brought by the former general partner of the now dissolved Wendy's of West Michigan Limited Partnership. The remaining increase was attributable to an increase in life insurance expense and administrative salaries and wages.

INTEREST EXPENSE

         Interest expense for the third quarter of 1998 and 1997 was $356,000 and $351,000, respectively. Interest expense for the nine months ended 1998 and 1997 was $1,096,000 and $1,056,000, respectively. The increases in interest expense were due to additional borrowings in fiscal 1997 and an increase in interest rates. See "Liquidity and Capital Resources" for details about the Company's long-term debt.

INTEREST INCOME

         Interest income decreased $422,000 for the third quarter of 1998 compared to the same period of 1997, and $391,000 for the nine months ended August 31, 1998 compared to the nine months ended August 31, 1997. The decrease was attributable to the reversal of $460,000 of interest income accrued through August 31, 1998 on the note receivable from the sale of stock. This adjustment to interest income was made as a result of the Company's determination that a valuation allowance was appropriate due to the longer term price trend of the stock, which serves as collateral for the note receivable. Because of the decrease in the current trended value of the collateral securing the note receivable, a valuation allowance of $4,500,000 has been made to adjust the note receivable to its estimated realizable value if the shares of common stock securing the note were sold and the proceeds were applied to the note receivable. As detailed in the Company's statement of stockholders' equity, the valuation allowance has no net effect on the Company's total stockholders' equity.

OTHER INCOME

         Other income increased $519,000 for the nine months ended August 31, 1998 compared to 1997. The increase in other income was primarily due to the forfeiture of an earnest deposit in the second quarter in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

                     LODGING GROUP - DISCONTINUED OPERATIONS

         During the second quarter of 1998, the Company entered into agreements to sell its two hotel properties resulting in the discontinuance of the Company's Lodging Group as of May 31, 1998. For details of the impact on the Company's operating results see Note D of the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash and cash equivalents ("cash") increased $375,000 from $1,061,000 as of November 30, 1997 to $1,436,000 as of August 31, 1998. The increase in cash was the result of the following:


         Net cash provided by operating activities           $  2,596,000
         Net cash provided by investing activities             (1,166,000)
         Net cash used in financing activities                 (1,055,000)
                                                             ------------

         Net increase in cash                                $    375,000
                                                             ============

         Net cash provided by operating activities of $2,596,000 was due to a net loss before depreciation and amortization of $798,000 combined with the receipt of $2,090,000 in marketing and conversion funds (deferred revenue) from the Company's beverage supplier. Other non-cash effects on net income and net cash provided by operating activities totaled $1,304,000 which included a reduction in net assets of discontinued operations of $759,000.

         Net cash used in investing activities of $1,166,000 was the result of the purchase of property and equipment for $277,000 and the acquisition of the remaining 46% of the now dissolved Wendy's of West Michigan Limited Partnership for $755,000. The remaining use of cash increased other assets by $134,000.

         Net cash used in financing activities of $1,055,000 was primarily the result of payments of long-term debt of $771,000 and principal payments on obligations under capital leases by $196,000. Dividend payments on preferred stock of $93,000 for the nine months ended August 31, 1998 accounted for the remaining cash used in financing activities. Proceeds from the sale of common stock to employees through the Company's employee stock purchase plan totaled $5,000.

FINANCIAL CONDITION

         As of August 31, 1998, the Company's current liabilities exceeded its current assets by $891,000, compared to November 30, 1997 when current liabilities exceeded current assets by $485,000. At these dates, the ratios of current assets to current liabilities were 0.7:1 and 0.8:1 respectively. The discussion above of cash flows for the nine months ended August 31, 1998 explains the increase in cash as well as the most significant reasons for the decrease in working capital. The other significant items effecting working capital include the receipt of $300,000 in earnest deposits on the sale of the Company's hotel properties, and the sale of the assets associated with the Grand Harbor Resort & Yacht Club on June 16, 1998.

         As of August 31, 1998, the terms and balances of the Company's long-term debt consisted primarily of the following (subsequent to August 31, 1998 the Company completed several transactions, all of which resulted in either the retirement or restructuring of existing debt):

         1) $8,635,000 Loan I required monthly payments of $92,874, including interest at 11.25%, through December 31, 2003 when the remaining unpaid principal was due.

         2) $4,820,000 Loan II required monthly payments of $100,000, plus interest at 8% over the prime rate through June 2002.

         3) $791,000 Loan III (marina) required monthly payments of interest only at 11.25%. Principal payments of $35,000 were required upon the sale of any condominium units. Any remaining outstanding balance of principal and accrued interest was due the earlier of the receipt of full payment of the note receivable or September 1, 2000.

         4) $1,974,000 revolving term loan required monthly payments of $43,313, including interest at 1% over the prime rate, through February 2005 when any remaining unpaid principal was due. Under the revolving loan agreement, the required monthly payments could be offset by additional borrowings up to the unused available borrowings. The Company had $548,000 of available unused borrowings at August 31, 1998. The loan was secured by substantially all of the assets used in the Company's Wendy's operation and was guaranteed by the Company.

         5) $201,000 equipment note payable required monthly payments of $8,524, including interest at 8.8%, through October 2000.

         6) $776,000 note payable to the Company's Chairman of the Board of Directors. The loan required the Company to make monthly payments of interest only at the prime rate plus 8%. Unpaid principal and accrued interest was due 91 days after Loans I, II and III were paid off.

         Subsequent to August 31, 1998 the Company completed several transactions, resulting in either the retirement of outstanding debt or allowed for a restructure of existing debt. The effect of these transactions on long-term debt was:

         - All long-term indebtedness owed to the Company's former primary lender (Loans I, II, and III) was completely retired. The notes payable carried interest rates ranging from 11.25% to prime plus 8% and had a weighted average interest rate of 12.7%.

         - The $776,000 (prime plus 8%) note payable to the Company's Chairman of the Board was paid in full through the assignment of a portion of the Company's $1,375,000 (10.8%) note receivable from the sale of the Grand Harbor Resort & Yacht Club.

         - $10 million of new long-term debt was obtained which carries a weighted average interest rate of 7.97%. The loan proceeds were used to retire the outstanding balance of the $1,974,000 revolving term note and to reduce the outstanding balance of Loan II. The new debt structure significantly reduces the Company's effective borrowing rate from a 12.4% weighted average interest rate on $24 million of outstanding debt as of November 30, 1997, to a current weighted average of 7.97% on $10 million of outstanding debt.

         The Company has faced significant cash flow and liquidity issues in the past. As described above, during the past several months the Company completed several transactions which have significantly improved the Company's current cash position, and the Company believes these actions will allow for improvement in its cash flow condition in the future. A further description of these transactions and their impact on cash flow follows:

         - Conversion of 72,867 shares of preferred stock into 523,873 shares of common stock in August and September 1998. The conversion will reduce the Company's annual dividend payments by $65,580.

         - Sale of the Grand Harbor Resort & Yacht Club effective June 15, 1998 for $4,500,000 ($3,125,000 of cash and a note receivable of $1,375,000). The cash proceeds from the sale were used to retire approximately $2.4 million of long-term debt. The $1,375,000 (10.8%) note receivable was assigned to the Company's Chairman of the Board in exchange for (i) payment in full of the $776,000 (prime plus 8%) note payable to the Chairman, (ii) cancellation of $200,000 of 9% preferred stock owned by the Chairman, and (iii) a cash payment of $399,000 from the Chairman. The Company indemnified the Chairman in the event of nonpayment by the maker. The cash proceeds were used to retire the remaining balance of Loan II (prime plus 8% mortgage note payable) to the Company's former primary lender. This transaction results in an annual interest and dividend savings (pre-tax) of $85,000.

         - Sale of the Thomas Edison Inn effective September 1, 1998 for $12,200,000 ($10,200,000 of cash and a note receivable of $2,000,000). The cash proceeds were used to retire approximately $9.6 million of long term debt (Loans I and III). $1,100,000 of undivided interests in the $2 million note receivable have been sold. The Company indemnified each of the participants in the event of nonpayment by the maker. The cash proceeds from these sales were used to reduce the balance of Loan II with the Company's former primary lender.

         - Purchase of real estate of five Wendy's restaurants, which were previously rented via long-term lease arrangements, for $4.2 million on September 1, 1998. The real estate and business value of these five restaurants was used as collateral to borrow $5.5 million of new long-term debt. The new debt, with a weighted average interest rate of 8.1%, was used to purchase the properties and to reduce the balance of Loan II (prime plus 8% mortgage note payable) with the Company's former primary lender.

         - Refinance of the mortgage loan on the real estate associated with the Wendy's operations and owned by the Company. This refinancing, which was completed in September 1998, resulted in long-term debt carrying an interest rate of approximately 8% to replace debt which carried a weighted average interest rate of 13.5%. The refinancing results in annual interest savings of approximately $240,000.

Subsequent to these transactions, the Company's long term debt consisted primarily of $9.8 million of long term debt requiring monthly payments of $83,174, including interest ranging from 7.77% to 8.15% through October 2018.

         The new loan documents contain certain covenants regarding the maintenance of certain financial ratios which are effective November 30, 1998.

         The annual debt service of this current debt structure is approximately $1.2 million compared to an annual debt service of approximately $3.1 million on the debt that was retired as a result of the sale of the hotel assets and the new debt borrowings.

         Based on the new debt structure, the Company plans to meet its current obligations over the next twelve months by:

         - Accessing working capital as needed from cash reserves of approximately $1,000,0000.

         - Reducing corporate overhead through a management restructuring in connection with the sale of the hotels.

         - Exploring financing options for certain of the planned capital expenditures instead of using operating cash flow.

         - Accessing $900,000 of unused business value loans through the Company's new primary lender.

         -    Reducing or deferring capital expenditures.

         - Managing relationships with vendors to utilize cash discounts or to obtain extension of credit terms where appropriate.

         - Generating additional cash flow by opening additional Wendy's restaurants.

              There can be no assurances, however, that the Company will be able to complete any or all of the above activities or that completion would yield the results expected.

              The Company's planned capital expenditures for the next twelve months are approximately $600,000 for building improvements and furniture, fixture and equipment purchases at existing Wendy's restaurants and the corporate office. The Company has signed a $6.25 million commitment to finance both the real estate and the personal property for the development of five new Wendy's restaurants.

COMPUTER SYSTEMS - YEAR 2000 IMPACT
-----------------------------------

         The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990's are susceptible to a well publicized problem associated with an inability to process date related information beginning with the year 2000. Almost all of the Company's computer hardware was acquired within the past two years. The Company is in the process of reviewing its computer hardware and software with the assistance of the software designers to ensure that all significant software applications are year 2000 compliant, and anticipates completing its review during fiscal 1998. Based on the results of the review to date, the Company believes that the point-of-sale system, which monitors all sales, inventory and labor activity, is year 2000 compliant. However, the critical systems which are used to (i) produce financial statements, (ii) process payroll, and (iii) compare actual product usage with planned product usage are not year 2000 compliant. The Company has estimated that replacement or modification of those systems will be necessary at a cost ranging from $200,000 to $300,000. However, the Company can make no assurance that all year 2000 risks to the Company and to its critical vendor systems can be identified and successfully negated through modification or replacement of existing programs. The Company does not expect to incur significant additional costs to complete its review of computer systems to determine what measures are required to be year 2000 compliant. Pending the final results of this review, the Company cannot determine the actual cost that may be required to ensure that all the critical computer systems are year 2000 compliant.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         In August and September 1998, the Company issued 523,873 unregistered common shares to nine individuals as part of the conversion of their 73,867 Series A Convertible Preferred Shares. The preferred shares had been purchased in 1996 and 1997, and were convertible into common shares at a conversion price of $1.41 per common share (based on the liquidation value of $10.00 per preferred share). This issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION.

         On July 16, 1998, the Board of Directors appointed James P. Bishop and Christopher P. Hendy to fill vacancies on the Board of Directors.

         On July 16, 1998, the Board approved an amendment to the Company's Amended and Restated Articles of Incorporation to modify the conversion formula on the Company's Series A Convertible Preferred Stock in order to encourage conversion and thereby reduce the Company's annual dividend expense. The amendment permitted conversion, until September 14, 1998, at a price representing the average daily high and low bid prices of the Company's common shares over a 10-day trading period. A one dollar increase in the conversion price occurs each subsequent three month period (until the price reaches $7.00 per share). The Restated and Amended Articles of Incorporation were filed with the Michigan Department of Consumer & Industry Services Corporation on July 31, 1998.

         On August 7, 1998, the Company, through Wendy's of Michigan, entered into an agreement with Wendy's International, Inc. (the franchisor of the 25 Wendy's restaurants operated by the Company) to clarify certain aspects of the franchise rights granted to Wendy's of Michigan.

         On September 2, 1998, the Board of Directors suspended the Company's Employee Share Purchase Plan to eliminate the Company's annual administration fee payable to the Company's transfer agent.

         On September 2, 1998, to facilitate the conversion of the Series A Convertible Preferred Stock, the Board amended the Company's Bylaws to opt out of the Chapter 7B (being Sections 790 through 799) of the Michigan Business Corporation Act, such that Chapter 7B would not apply to any "control share acquisition" (as that term is defined by Chapter 7B) involving the Company's common shares. On September 15, 1998, the Board amended the Company's Bylaws to opt back into Chapter 7B such that Chapter 7B applies to any control share acquisition that occurs thereafter.

         On October 6, 1998, Christopher B. Hewett resigned as the Company's President and Chief Executive Officer in order to pursue other business opportunities. The Board of Directors appointed the Company's Executive Vice President, Robert E. Schermer, Jr., as the new President and Chief Executive Officer. Mr. Hewett remains a member of the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit List.

Exhibit No.                    Description of Document
-----------   ------------------------------------------------------------------


      3.1 Amended and Restated Articles of Incorporation of Meritage Hospitality Group Inc.

      3.2     Restated and Amended Bylaws of Meritage Hospitality Group Inc. (1)

     10.16 Agreement and Consent dated August 7, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr., and Christopher B. Hewett.

     10.17 Waiver, Third Amendment and Modification Agreement to Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., SC Inn Inc., GHR Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc., GHYC Inc., as obligors, and Great American Life Insurance Company, as lender.

     10.18    Sample Construction Loan Agreement with Captec Financial Group,
              Inc.

     10.19 Sample Promissory Note with Captec Financial Group, Inc. regarding real estate financing.

     10.20 Sample Mortgage with Captec Financial Group, Inc. regarding real estate financing.

     10.21 Sample Promissory Note with Captec Financial Group, Inc. regarding leasehold financing.

     10.22 Sample Mortgage with Captec Financial Group, Inc. regarding leasehold financing.

     10.23 Sample Promissory Note with Captec Financial Group, Inc. regarding business value financing.

     10.24 Sample Security Agreement with Captec Financial Group, Inc. regarding business value financing.

     10.25 Agreement dated October 1, 1998 by and between Robert E. Schermer, Sr. and the Company regarding sale of $1,375,000 promissory note.

     27       Financial Data Schedule.

All Exhibits filed herewith except as noted:

(1) Filed in the Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1998.

         (b)      Reports on Form 8-K.
                  --------------------

                  On August 10, 1998, the Company filed Amendment No. 1 to the Form 8-K originally filed on June 18, 1998 which reported that the Company's wholly-owned subsidiary sold certain real and personal property, including the Grand Harbor Resort & Yacht Club located in Spring Lake, Michigan, for $4,500,000. The Amendment included pro forma consolidated financial statements regarding the sale.

                  On September 9, 1998, the Company filed a Form 8-K which reported that the Company's wholly-owned subsidiary sold certain real and personal property, including the Thomas Edison Inn located in Port Huron, Michigan, for $12,200,000 of which the Company received $10,200,000 in cash and a $2,000,000 one-year secured promissory note bearing interest at 8.0% over the prime lending rate. The Company reduced its long-term indebtedness by approximately $9,600,000 as a result of this sale.

                  The Company also reported that, through its Wendy's of Michigan operations, it purchased the real estate comprising five of the Wendy's restaurants currently operated by the Company for $4,200,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 9, 1998                MERITAGE HOSPITALITY GROUP INC.



                                      By  /s/ Robert E. Schermer, Jr.
                                          ----------------------------------
                                          Robert E. Schermer, Jr.
                                          President and Chief Executive Officer


                                      By  /s/ Pauline M. Krywanski
                                          ----------------------------------
                                          Pauline M. Krywanski
                                          Vice President and Treasurer
                                          (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                    Description of Document
-----------   ------------------------------------------------------------------


      3.1 Amended and Restated Articles of Incorporation of Meritage Hospitality Group Inc.

      3.2     Restated and Amended Bylaws of Meritage Hospitality Group Inc. (1)

     10.16 Agreement and Consent dated August 7, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr., and Christopher B. Hewett.

     10.17 Waiver, Third Amendment and Modification Agreement to Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., SC Inn Inc., GHR Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc., GHYC Inc., as obligors, and Great American Life Insurance Company, as lender.

     10.18    Sample Construction Loan Agreement with Captec Financial Group,
              Inc.

     10.19 Sample Promissory Note with Captec Financial Group, Inc. regarding real estate financing.

     10.20 Sample Mortgage with Captec Financial Group, Inc. regarding real estate financing.

     10.21 Sample Promissory Note with Captec Financial Group, Inc. regarding leasehold financing.

     10.22 Sample Mortgage with Captec Financial Group, Inc. regarding leasehold financing.

     10.23 Sample Promissory Note with Captec Financial Group, Inc. regarding business value financing.

     10.24 Sample Security Agreement with Captec Financial Group, Inc. regarding business value financing.

     10.25 Agreement dated October 1, 1998 by and between Robert E. Schermer, Sr. and the Company regarding sale of $1,375,000 promissory note.

     27       Financial Data Schedule.

All Exhibits filed herewith except as noted:

(1) Filed in the Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1998.