Form 10-K
period 1998-11-30
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1999-02-26
CIK 808219

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

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
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)               Identification Number)

      40 PEARL STREET, N.W., SUITE 900
         GRAND RAPIDS, MICHIGAN                                49503
(Address of Principal Executive Offices)                     (Zip Code)

       Registrant's Telephone Number, Including Area Code: (616) 776-2600


Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on which Registered

   Common Shares, $0.01 par value      Chicago Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 19, 1999, there were 5,742,586 common shares of the Registrant outstanding. The aggregate market value of the common shares held by non-affiliates at that date was $5,624,210 based on the average high and low bid price on the OTC Bulletin Board on that date.

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 1999 Annual Meeting are incorporated by reference in Part III as specified.

--------------------------------------------------------------------------------

                                       MERITAGE HOSPITALITY GROUP INC.
                                     INDEX TO ANNUAL REPORT ON FORM 10-K
PART I                                                                                                 PAGE
                                                                                                       ----
         Item 1  - Business                                                                              3
         Item 2  - Properties                                                                            7
         Item 3  - Legal Proceedings                                                                     9
         Item 4  - Submission of Matters to Vote of Security-Holders                                     9

PART II

         Item 5  - Market for Registrant's Common Equity and Related Stockholder Matters                10
         Item 6  - Selected Financial Data                                                              11
         Item 7  - Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                        12
         Item 7A - Quantitative and Qualitative Disclosures About Market Risk                           25
         Item 8  - Financial Statements and Supplementary Data                                          25
         Item 9  - Changes in and Disagreements With Accountants on Accounting
                       and Financial Disclosure                                                         25

PART III

         Item 10 - Directors and Executive Officers of the Registrant                                   25
         Item 11 - Executive Compensation                                                               25
         Item 12 - Security Ownership of Certain Beneficial Owners and Management                       25
         Item 13 - Certain Relationships and Related Transactions                                       25

PART IV

         Item 14   - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   26

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

         Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, competition; changes in local and national economic conditions; changes in consumer tastes and views about the nutritional quality of quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; fluctuating insurance rates; the availability of an adequate number of employees; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Wendy's restaurants are subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health certification, and the operation of its restaurants. Because Meritage's restaurant operations are concentrated in smaller urban areas of Michigan, a marked decline in the Michigan economy could adversely affect Meritage's operations.

                                     PART I

ITEM 1.  BUSINESS

         THE COMPANY

         Meritage Hospitality Group Inc. was incorporated in 1986 and is engaged in the quick-service restaurant business through its operation of 26 "Wendy's Old Fashioned Hamburgers" restaurants in Western and Southern Michigan. Each restaurant is operated pursuant to a franchise agreement with Wendy's International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the "Wendy's" brand name. Meritage opened its 26th Wendy's restaurant on February 18, 1999, and currently has two additional Wendy's restaurants under construction.

         Meritage's growth strategy is to expand its Wendy's business through the development of new restaurants within the Company's designated market area, and through accretive acquisitions or joint ventures outside of the designated market area. This plan includes developing and acquiring 20 to 30 additional Wendy's restaurants over the next five years. At present, Meritage is the only publicly-held "Wendy's Old Fashioned Hamburgers" restaurant franchisee in the United States. In 1998, the Restaurant Finance Monitor ranked Meritage 157 in its list of top restaurant franchises in the United States.

         Meritage's principal executive office is located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503. Its telephone number is (616) 776-2600 and its facsimile number is (616) 776-2776. The Company's 26 Wendy's restaurants are owed or operated by Wendy's of Michigan, a Michigan limited partnership that is owed by MHG Food Service Inc., a wholly-owed subsidiary of Meritage. S & Q Management, LLC, a Michigan limited liability company owned by Robert E. Schermer, Jr. and Ray E. Quada, is the sole general partner of Wendy's of Michigan. For convenience, Meritage and its subsidiaries are collectively referred to as "Meritage" or "the Company" throughout this report.

         OPERATIONS

         Meritage's restaurants are located in the Michigan counties of Allegan, Calhoun, Kalamazoo, Kent, Muskegon, Ottawa and Van Buren. This includes the metropolitan areas encompassing the cities of Grand Rapids, Kalamazoo, Battle Creek, Muskegon and Holland.

         Menu

         Each Wendy's restaurant offers a diverse menu containing a variety of food items, featuring hamburgers, chicken sandwiches and pita sandwiches, all of which are prepared to order with the customer's choice of condiments. The Wendy's menu includes other items such as baked and french fried potatoes, freshly prepared salads, soft drinks, "Frosty" desserts and children's meals. Each Wendy's restaurant features soft drink products supplied by the Pepsi-Cola Company and its affiliates. Wendy's International maintains significant discretion over the menu items that are offered in the Company's restaurants.

         Restaurant Layout and Operations

         The Company's restaurants typically range from 2,700 to 3,200 square feet with a seating capacity between 90 and 130 people, and are typically open from 10:00 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. All restaurants also feature a drive-through window. Sales to drive-through customers accounted for over half of the total restaurant sales in fiscal 1998.

         A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company's restaurants. Physical inventories of all food items are taken weekly, and inventories of critical food items are taken twice a day.

         Marketing and Promotion

         Wendy's International requires that at least 4% of the Company's restaurant sales be contributed to an advertising and marketing fund, 2.5% of which is used to benefit all restaurants owned and franchised by Wendy's International. The Wendy's National Advertising Program uses these moneys to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder of the fund must be used on local advertising. The Company typically spends local advertising dollars in support of national television advertising, local television and radio advertising, print media, local promotions and community goodwill projects.

         Raw Materials

         The Company's restaurants comply with uniform recipe and ingredient specifications provided by Wendy's International. Food and beverage inventories and restaurant supplies are purchased from independent vendors that are approved by Wendy's International. Wendy's International does not sell food or supplies to the Company.

         The Company has not experienced any significant shortages of food, equipment, fixtures or other products which are necessary to restaurant operations. While no such shortages are anticipated, the Company believes that alternate suppliers are available if any shortage were to occur.

         Relationship with Wendy's International

         Meritage operates its restaurants pursuant to consent and franchise agreements (one franchise agreement for each restaurant) with Wendy's International. These agreements grant privileges such as the right to utilize Wendy's International's trademarks, service marks, designs and other proprietary rights (such as "Wendy's" and "Wendy's Old Fashioned Hamburgers") in connection with the operation of its Wendy's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, and general operating procedures. The franchise agreements currently in place expire in approximately 20 years. Subject to certain conditions, the franchise agreements can be renewed for an additional 10 years.

         The franchise agreements with Wendy's International provide, among other things, that (i) a change in the operational control of Wendy's of Michigan, (ii) the removal or resignation of S & Q Management as the sole general partner of Wendy's of Michigan, or (iii) the removal or resignation of any guarantor of the Company's franchise agreements, cannot occur without the prior consent of

Wendy's International. In addition, any proposed sale of the Wendy's business, interests or franchise rights is subject to the consent of, and a right of first refusal by, Wendy's International. These agreements also grant Wendy's International wide discretion over many aspects of the restaurant operations, and often require the consent of Wendy's International to carry out certain operational transactions. If Meritage requires the consent of Wendy's International to proceed with its business plans but such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely effect Meritage's growth strategy. If Meritage were to proceed without Wendy's International's consent, Wendy's International could terminate the franchise agreements or exercise its right to purchase the Wendy's restaurants at fair market value.

         Part of Meritage's business strategy is to expand its restaurant operations through the development and acquisition of additional Wendy's restaurants. In addition to paying monthly royalty fees, Meritage is required to pay Wendy's International technical assistance fees upon the opening of new Wendy's restaurants. Meritage is permitted to develop new Wendy's restaurants and convert competitive units located in its designated market area (the Michigan counties of Allegan, Calhoun, Kalamazoo, Kent, Muskegon, Ottawa and Van Buren) subject to the standard expandability criteria and site standards of Wendy's International. Meritage is prohibited from acquiring or developing new Wendy's restaurants outside of its designated market area unless the prohibition is waived by Wendy's International in its sole and absolute discretion. Wendy's International also prohibited Meritage from acquiring or developing any other types of quick-service restaurants within Meritage's designated market area, or outside of Meritage's designated market area if the restaurant sells hamburgers, chicken sandwiches or products similar to Wendy's International and is located within a three mile radius of another Wendy's restaurant.

         The reputation of Meritage's restaurants are largely dependent on the entire Wendy's restaurant chain, which in turn is dependent upon the management and financial condition of Wendy's International and the performance of Wendy's restaurants operated by other Wendy's franchisees. Should Wendy's International be unable to compete effectively with similar restaurant chains in the future, Meritage would be materially and adversely affected. Furthermore, many of the attributes which lead to the success of Wendy's operations are factors over which Meritage has no control, such as marketing, introduction of new products, quality assurance and other operational systems.

         Meritage cannot conduct its Wendy's operation without its affiliation with Wendy's International. Any termination of the franchise agreements would have a material adverse effect on Meritage's financial condition and results of operations.

         Personnel

         Meritage employs approximately 1,000 people of which approximately 175 are full-time employees. The Company believes that it has good relations with its employees.

         COMPETITION AND INDUSTRY CONDITIONS

         The food service industry is one of the largest sectors of the nation's economy, generating an estimated $320 billion of revenue in 1997, of which 31% was attributable to the quick-service industry. As a whole, the quick-service segment has consistently grown for more than 20 years, and indications are that this growth will continue. Historic changes in domestic lifestyles, favoring greater convenience, has significantly impacted this trend. In addition, a burgeoning household income, brought about by a strong national economy, has increased the spending on food away from home. Because of these trends, competition in the quick-service restaurant segment is, and can be expected to remain, intense.

         Most of the Wendy's restaurants operated by the Company are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald's, Burger King and Taco Bell) which compete on the basis of price, service, location, food quality, menu variety and new product development. These competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their products. However, neither Wendy's International nor the Company believe this is a profitable long-term strategy. Both Wendy's International and the Company believe that the competitive position of a Wendy's restaurant is enhanced by its use of fresh ground beef, a unique and diverse menu, promotional products, a wide choice of condiments, and the atmosphere and decor of its restaurants.

         The following table compares the Company's average Wendy's restaurant same store sales to (i) the average same store sales of Wendy's International's company-owned restaurants and (ii) to all Wendy's franchised restaurants.

           =============================================================================
                YEAR        MERITAGE OPERATED     WENDY'S OPERATED     ALL FRANCHISED
                               RESTAURANTS          RESTAURANTS *       RESTAURANTS *
           -----------------------------------------------------------------------------
                1996           $1,052,000            $1,049,000          $ 978,000
           -----------------------------------------------------------------------------
                1997           $1,074,000            $1,111,000          $1,017,000
           -----------------------------------------------------------------------------
                1998           $1,082,000            $1,174,000          $1,031,000
           =============================================================================

          *   Source: Wendy's International, Inc.

         The Company intends to achieve growth by (i) developing new Wendy's restaurants in its existing market, (ii) acquiring Wendy's restaurants in other markets, and (iii) increasing sales at Wendy's restaurants currently operated by the Company. The Company may also explore other restaurant acquisitions that would complement its Wendy's business.

         The restaurant industry is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues during those months. During fiscal 1998, food service revenue generated by quarter was as follows: first quarter - 22%; second quarter - 25%; third quarter - 27%; and fourth quarter - 26%.

         RISKS AND GOVERNMENTAL REGULATIONS

         Meritage is subject to numerous risks inherent in the food service industry. These include, among others, changes in local and national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; fluctuating insurance rates; the availability of an adequate number of hourly-paid employees; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive federal, state and local government regulations relating to, among other things, zoning and the operation of its restaurants. Congress increased the minimum wage to $5.15 per hour in 1997. Further changes regarding minimum wage or other laws governing the relationship with employees (e.g. overtime wage and health care coverage) could have an adverse effect on the Company's operations.

         The Company's restaurants are also subject to public health certification regarding the preparation and sale of food. The Company believes its operations would be adversely affected if these permits were terminated. The Company does not anticipate, however, that its permits will be terminated.

         SALE OF HOTEL PROPERTIES

         From its commencement until this past fiscal year, the Company was also engaged in the lodging business through its ownership and operation of three full service hotels in Michigan. All three hotels were recently sold so that the Company could focus exclusively on expanding its restaurant business. On November 30, 1997, the St. Clair Inn (St. Clair, Michigan) and certain associated assets were sold for $3,800,000. On June 15, 1998, the Grand Harbor Resort & Yacht Club (Spring Lake, Michigan) and certain associated assets were sold for $4,500,000. On September 1, 1998, the Thomas Edison Inn (Port Huron, Michigan) and certain associated assets were sold for $12,200,000. The proceeds from these sales were primarily used to reduced the Company's long-term indebtedness. As a result of these sales, the Company's began accounting for the operations of the former lodging business as discontinued operations effective May 31, 1998.

OTHER ASSETS
------------

         During fiscal 1998, the Company owned other assets which did not directly relate to its restaurant or its discontinued lodging business. Most of these assets have since been disposed of including: (i) approximately 5.5 acres of undeveloped land adjacent to the Thomas Edison Inn in Port Huron, (ii) a 55-slip marina condominium development which borders the Grand River in Spring Lake Michigan, (iii) life insurance policies with a face value of $5.1 million on the life of the Company's former President and Chief Executive Officer, (iv) a note receivable from the sale of the Grand Harbor Resort & Yacht Club in the outstanding principal amount of $1,375,000 (sold on a recourse basis), and (v) a note receivable from the sale of the Thomas Edison Inn in the outstanding principal amount of $1,844,617 (of which $1,100,000 was sold on a recourse basis). The Company also holds a note receivable from the sale of shares in the outstanding principal amount of $9,750,000.

ITEM 2.  PROPERTIES.

         Each Wendy's restaurant is built to specifications provided by Wendy's International as to its exterior style and interior decor. The restaurants are one-story brick buildings constructed on sites of approximately 40,000 square feet, with parking for approximately 45 vehicles. The typical new free-standing restaurant contains about 3,000 square feet and has a food preparation area, a dining room with seating capacity for 95 persons, and a double pick-up window for drive-through service.

         Regarding its 26 Wendy's restaurants, the Company (i) owns the land and buildings comprising 11 restaurants, (ii) leases the land and buildings comprising 14 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from 1 to 22 years. The structures range from being brand new to 25 years old. The land and buildings owned by the Company are subject to encumbrances described in "Financing and Encumbrances."

         The Company leases approximately 4,600 square feet of office space located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan which serves as the corporate headquarters and the registered office of the Company and its subsidiaries. The Company also leases approximately 3,000 square feet of office space located at 4613 West Main, Kalamazoo, Michigan 49006 as its operating office.

         The Company believes that its properties are adequately covered by insurance.

FINANCING AND ENCUMBRANCES
--------------------------

         During fiscal 1998, the Company completed a significant refinancing program. The Company used proceeds from the sale of certain assets (see "Sale of Hotel Properties") to pay down a substantial portion of its long-term indebtedness. These sales, combined with the financing and refinancing described below, allowed for the complete payment of all long-term indebtedness with the Company's former primary lender, which totaled $20,495,000 as of November 30, 1997. The notes payable carried interest rates ranging from 11.25% to prime plus 8%, and had a weighted average interest rate of 12.7%. The debt retirement also included the payment of a $2,000,000 (prime plus 1%) revolving term note payable with National City Bank.

         The Company entered into several loan agreements with Captec Financial Group, Inc. ("Captec") as part of a $10,000,000 financing package which included
(i) the purchase of five restaurants which the Company previously leased, and
(ii) the refinancing of six restaurants of which the Company already owned the real estate. The loans with Captec have terms ranging from fifteen to twenty years, require monthly payments of $83,174 through October 2018, and carry interest rates that range from 7.77% to 8.15%. The loans are secured by the real estate of the Company-owed restaurants and the business value of certain restaurants, and contain financial covenants which require the maintenance of certain coverage ratios. In addition to the coverage ratio requirements, the loan covenants limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

         In the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999, the Company entered into additional loan agreements with Captec to finance the real estate associated with two new Wendy's restaurants that were then under construction. The loans, which total $1,940,000, have a 20-year term at a fixed interest rate equal to 2.75% above the 10-year treasury rate on the date construction on each respective restaurant is completed. Based on treasury rates as of the date of this report, the rate would be approximately 7.75%. The loans are secured by the real estate of the new restaurants and are subject to financial covenants similar to those described in the preceding paragraph.

         The Company also holds a forward commitment from Captec to provide $3,750,000 in additional financing to fund the land purchase, building construction, and equipment packages associated with the development of three new Wendy's restaurants. The term of this indebtedness would be fifteen to twenty years on the real estate, and seven years on the equipment packages. The interest rate would be 4% over similar term treasury rates with a floor of 9% on real estate, and 5% over similar term treasury rates with a floor of 10.5% on equipment. The Company is under no obligation to utilize this commitment.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in certain routine legal proceedings which are incidental to its business. All of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company's financial condition or operations. The Company maintains various types of insurance standard to the industry which cover most legal actions brought against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------

         Meritage's common shares are quoted on the OTC Bulletin Board under the symbol "MHGI." Prior to October 18, 1995, there was no established public trading market for the Company's common shares.

         The following table sets forth the high and low bid prices for the Company's common shares for the two most recent fiscal years as quoted on the OTC Bulletin Board:


             ==================================================================
                                                           HIGH        LOW
             ------------------------------------------------------------------
             FISCAL YEAR ENDED NOVEMBER 30, 1997
             ------------------------------------------------------------------
                    First Quarter                          $6.25       $5.38
             ------------------------------------------------------------------
                    Second Quarter                         $5.25       $4.00
             ------------------------------------------------------------------
                    Third Quarter                          $4.00       $2.63
             ------------------------------------------------------------------
                    Fourth Quarter                         $3.25       $2.63
             ==================================================================


             ==================================================================
                                                           HIGH        LOW
             ------------------------------------------------------------------
             FISCAL YEAR ENDED NOVEMBER 30, 1998
             ------------------------------------------------------------------
                     First Quarter                         $3.13       $1.00
             ------------------------------------------------------------------
                     Second Quarter                        $2.00       $1.03
             ------------------------------------------------------------------
                     Third Quarter                         $1.56       $1.06
             ------------------------------------------------------------------
                     Fourth Quarter                        $1.63       $1.00
             ==================================================================

         The Company's common shares are also listed on the Chicago Stock Exchange under the symbol "MHG." However, no meaningful trades were reported by the Chicago Stock Exchange during the past fiscal year.

HOLDERS
-------

         As of February 19, 1999, there were approximately 775 record holders of the Company's common shares, which the Company believes represents approximately 1,300 beneficial holders.

DIVIDENDS
---------

         No dividends on Meritage's common shares were paid in the two most recent fiscal years. Because the Company intends to reinvest any available cash into the development of new Wendy's restaurants, it does not intend to pay any dividends in fiscal 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth the selected financial information of the Company.

(In thousands except for per share information)

                                                                          YEAR ENDED NOVEMBER 30,
                                                   -------------------------------------------------------------------------
                                                      1998         1997             1996            1995            1994
                                                                (RESTATED)*      (RESTATED)*     (RESTATED)*     (RESTATED)*
                                                   -------------------------------------------------------------------------
SUMMARY OF OPERATIONS
---------------------

Continuing Operations

   Total revenue                                    $27,044        $26,860        $ 2,099         $    --          $   --

   Operating Expenses                                27,590         27,534          2,368              --              --

   Operating income (loss)                             (546)          (674)          (269)             --              --

   Earnings (loss) from continuing operations        (1,374)        (1,935)           268              --              --

Discontinued Operations

   Loss from operations                                (479)        (1,058)        (2,193)         (2,049)            (27)

   Gain on disposal of business segment               3,711          1,479             --              --              --

Net earnings (loss)                                   1,131         (1,691)        (1,926)         (2,049)            (27)

Preferred stock dividends                               108            102             --              --              --

Net earnings (loss) on common shares                  1,023         (1,793)        (1,926)         (2,049)            (27)

Earnings (loss) per common share

   Earnings (loss) from continuing operations       $ (0.30)       $ (0.63)       $   .09         $    --          $   --

    Net earnings (loss)                             $  0.21        $ (0.56)       $ (0.62)        $ (1.13)         $(0.02)


BALANCE SHEET DATA
------------------

Property & equipment                                $13,183        $ 7,518        $ 7,652         $    --          $   --

Net assets of discontinued operations                  (594)           840            267           3,055           5,225

Total assets                                         24,964         13,814         14,891           3,055           5,225

Long-term obligations (1)                            13,513         10,447          9,715              --              --

Stockholders' equity                                  5,434             30          2,021           3,055           5,225

Cash dividends declared per common share            $ 0. 00        $  0.00        $  0.50         $  0.00          $ 0.00

(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

* Effective May 31, 1998, the Company began accounting for the operations of the lodging industry segment as discontinued operations. The consolidated financial statements beginning on page M-1 have been restated for all periods presented to reflect the results of operations and net assets of the lodging industry segment as discontinued operations. The selected financial data above has also been restated to reflect the lodging industry segment as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

                              CONTINUING OPERATIONS

         The following summarizes the results of continuing operations for the years ended November 30, 1998, 1997 and 1996.

                                                                  Statements of Operations
                                          ----------------------------------------------------------------------
                                                    $ in Thousands                      %  of Revenue
                                          ------------------------------------    ------------------------------
                                                                   (Pro forma)                      (Pro forma)
                                           1998          1997         1996        1998       1997       1996
                                          ------------------------------------    ------------------------------
                                                                   (unaudited)                      (unaudited)
Food and beverage revenue                 $27,044      $ 26,860      $26,406     100.0%     100.0%     100.0%

Costs and expenses
   Cost of food and beverages               7,752         7,720        7,848      28.7       28.7       29.6
   Operating expenses                      15,647        15,857       15,595      57.8       59.0       59.1
   General and administrative
       Restaurant operations                1,420         1,362        1,149       5.3        5.1        4.4
       Corporate level expenses             1,692         1,525        1,429       6.2        5.7        5.4
   Depreciation and amortization            1,079         1,070          919       4.0        4.0        3.5
                                          -------      --------      -------     -----      -----      -----

       Total costs and expenses            27,590        27,534       26,940     102.0      102.5      102.0
                                          -------      --------      -------     -----      -----      -----

Loss from operations                         (546)         (674)        (534)     (2.0)      (2.5)      (2.0)

Other income (expense)
   Interest expense                        (1,473)       (1,440)        (467)     (5.5)      (5.4)      (1.8)
   Interest income                            185           593          658       0.7        2.2        2.4
   Other income                               509            --           --       1.9         --         --
   Loss on disposal of assets                 (25)         (218)         (25)     (0.1)      (0.8)      (0.1)
   Minority interest                           26          (196)          21       0.1)      (0.7)       0.1
                                          -------      --------      -------      ----       ----       ----

         Total other income (expense)        (778)       (1,261)         187      (2.9)      (4.7)       0.6
                                          -------      --------      -------     -----      -----      -----

Loss from continuing operations
   before income taxes                     (1,324)       (1,935)        (374)     (4.9)      (7.2)      (1.4)

Income taxes - current                         50            --           --       0.2                    --
                                          -------      --------      -------     -----      -----      -----

Loss from continuing operations           $(1,374)     $ (1,935)     $  (374)     (5.1%)     (7.2)      (1.4%)
                                          =======      ========      =======     =====      =====      =====

              COMPARISON OF YEARS ENDED NOVEMBER 30, 1998 AND 1997
              ----------------------------------------------------

REVENUE

         Sales increased 0.7% from $26,860,546 in fiscal 1997 to $27,043,954 in fiscal 1998. Although sales increased only slightly for the year, sales on a per restaurant basis of approximately $1,082,000 (i) approached sales levels of Wendy's International's corporate owned restaurants which had average sales of approximately $1,174,000 per restaurant in 1998, and (ii) compared favorably with all Wendy's franchised restaurants which had average sales of approximately $1,031,000 per restaurant in 1998.

         Several product-related factors had a significant impact on the Company's sales. In April 1997 the Company began phasing-out its hot SuperBar offering, and in April 1998 the cold salad bars were removed from all the restaurants. The termination of these two product offerings was carried out at the direction of Wendy's International. Lost sales resulting from the closure of these two all-you-can-eat food bar concepts totaled $959,000 in fiscal 1998 compared to fiscal 1997. This reduction in sales, however, was offset by a number of actions taken by the Company including:

         o The introduction of the "Pita" sandwich product in April 1997 which constituted 5.3% of total sales in 1998.

         o The expansion of the Company's "Late Night" sales program from a seasonal effort (typically beginning in April and ending in September) to a year round sales program. Late night sales rose nearly 100%, from approximately $473,000 in 1997 to approximately $941,000 in 1998.

         o Increased emphasis on Wendy's "Upsizing" program (the addition of a larger beverage or french fried potatoes for an extra 39 cents) which began in April 1997. Upsize sales rose in 1998 to approximately $272,000 from approximately $185,000 in 1997, an increase of 47%.

         Sales in 1998 were also positively impacted by an overall increase in "combo" sales (a specific menu offering which includes a sandwich, french fried potatoes and a beverage) and relatively mild winter weather conditions during the first quarter of fiscal 1998 and November 1998. Sales during fiscal 1998 were negatively impacted by intense competition throughout the quick-service industry including price discounting. The Company and Wendy's International have continued to resist engaging in deep price discounting, choosing instead to combat low prices with "value menu" offerings and high quality, made-to-order products. Weighted average price increases for fiscal 1998 were less than 1% compared to fiscal 1997.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages increased $31,880 in fiscal 1998 compared to fiscal 1997 (from $7,720,307 to $7,752,187), while revenue increased $183,408 for the same period. As a percentage of sales, cost of food and beverages was 28.7% for both fiscal 1998 and fiscal 1997. Beef prices have remained relatively stable since late 1996 and poultry prices were relatively low during early and mid- 1998. The elimination of the hot and cold SuperBar, which operated with slightly higher than average food costs and waste, also contributed to steady food costs. Stabilized management teams in the Company's restaurants, combined with continued and consistent emphasis on food cost controls, contributed to controlling waste and keeping the Company's cost of food and beverage percentage in line with guidelines established by the Company and Wendy's International.

OPERATING EXPENSES

         Restaurant operating expenses decreased $209,395, from $15,856,833 in fiscal 1997 to $15,647,438 in fiscal 1998. As a percentage of revenue, restaurant operating expenses decreased 1.2 percentage points in fiscal 1998 compared to fiscal 1997 (from 59.0% of revenue in 1997 to 57.8% of revenue in 1998). Advertising expense declined 0.4 percentage points as a result of Wendy's International entering into a national advertising contract with Coca-Cola USA, which reduced the Company's mandatory advertising contribution to the Wendy's International national advertising program during the fourth quarter of 1998. Rent expense decreased 0.5 percentage points in fiscal 1998 compared to fiscal 1997. This decrease resulted from the elimination of rent expense during the final four months of the year associated with five of the Company's restaurants whose real estate was purchased by the Company on September 1, 1998. Slight decreases in food serving supplies, utilities, and training costs also contributed to the decline in restaurant operating expenses.

         Payroll costs remained stable in fiscal 1998 compared to fiscal 1997 despite (i) the continued pressure to increase hourly rates caused by an extremely tight labor market, and (ii) the additional store managers hired in late fiscal 1998 in preparation of new restaurant openings in early fiscal 1999. The stability in payroll expenses was primarily attributable to decreased store management turnover. On a per restaurant basis, restaurant operating expenses decreased from an average of approximately $634,000 per restaurant in fiscal 1997 to an average of approximately $626,000 per restaurant in fiscal 1998, a decrease of 1.3% compared to the 0.7% increase in same store sales.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         Restaurant general and administrative expenses increased $58,271 in fiscal 1998 compared to fiscal 1997 (from $1,362,199 to $1,420,470). As a percentage of revenue, general and administrative expenses increased from 5.1% of revenue in fiscal 1997 to 5.3% of revenue in fiscal 1998. An increase in the Michigan Single Business Tax of $80,000 (0.3 percentage points as a percentage of revenue), recruiting costs (due to a shortage of managerial candidates), and office expense were the primary reasons for this increase. These increases were largely offset by a decrease in legal and professional fees of approximately $115,000 (0.4 percentage points) in fiscal 1998 compared to fiscal 1997. Legal and professional fees were unusually high in 1997 due to the former general partner's attempts to sell, and the subsequent dissolution of, the former Wendy's of West Michigan Limited Partnership.

         Corporate Level Expenses

         Corporate general and administrative expenses increased $166,747 in fiscal 1998 compared to fiscal 1997 (from $1,524,693 to $1,691,440). The increase in corporate general and administrative expenses was due to (i) an increase in payroll costs of approximately $131,000 caused primarily by severance costs associated with the discontinuance of the lodging business segment which resulted in a reduction in executive level positions, and (ii) an increase in legal fees of approximately $102,000 caused by the prolonged litigation brought by the former general partner of the now dissolved Wendy's of West Michigan Limited Partnership. These increases were offset by reductions in accounting and other professional fees, office expense, public market expense, promotional costs, and travel and entertainment.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased only slightly, from $1,070,017 in fiscal 1997 to $1,078,539 in fiscal 1998. As a percentage of sales, depreciation was 4.0% in both fiscal 1998 and 1997.

INTEREST EXPENSE

         Interest expense increased $32,827 in fiscal 1998 compared to fiscal 1997 (from $1,440,192 in fiscal 1997 to $1,473,019 in fiscal 1998). The increase in interest expense was primarily due to interest expense incurred on additional borrowings of $4,200,000 in September 1998 to acquire the real estate of five restaurants which had previously been leased to the Company. See Item 7, "Liquidity and Capital Resources" for a discussion of the Company's debt restructuring.

INTEREST INCOME

         Interest income decreased $408,236 in fiscal 1998 compared to fiscal 1997 (from $592,850 in fiscal 1997 to $184,614 in fiscal 1998). The decrease in interest income was due to the non-recognition of any interest income in fiscal 1998 on the Company's note receivable from the sale of stock, compared to the recognition of $564,929 of interest income in fiscal 1997. During the second quarter of 1998, the Company determined that a valuation allowance was appropriate due to the longer term price trend of the stock, which serves as collateral for the note receivable. Because of the decrease in the value of the collateral securing the note receivable, a valuation allowance of $4,666,755 has been made to adjust the note receivable to its estimated realizable value if the shares of common stock securing the note were sold and the proceeds were applied to the note receivable. As detailed in the Company's Statement of Stockholders' Equity, the valuation allowance has no net effect on the Company's total stockholders' equity.

         Interest income in fiscal 1998 includes interest income from the notes receivable from the sale of the Company's hotel properties of $142,466, and interest income from cash and cash equivalents of $42,148.

OTHER INCOME

         Other income was $509,590 in fiscal 1998 compared to zero in fiscal 1997. Other income in 1998 consisted primarily of income from the forfeiture of an earnest deposit in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

LOSS ON DISPOSAL OF ASSETS

         In fiscal 1998, the Company incurred a loss on the disposal of assets of $25,000 compared to a loss on disposal of assets of $197,102 in fiscal 1997. The fiscal 1998 loss was the result of the write-off of the franchise fee regarding a Wendy's restaurant that was closed in 1997 which was determined to be non-transferable to a new store in fiscal 1998. The fiscal 1997 loss was due to the closing of the same restaurant and the decision not to extend the lease on the restaurant building.

INCOME TAXES - CURRENT

         In fiscal 1998, the Company incurred a current income tax expense and current income tax liability of $50,000. Although no regular income tax liability was incurred for fiscal 1998 because of the use of net operating loss carryforwards, for alternative minimum tax purposes, the amount of alternative tax net operating loss deduction is limited to 90% of alternative minimum taxable income. This limitation resulted in fiscal year 1998 alternative minimum tax of $50,000.


              COMPARISON OF YEARS ENDED NOVEMBER 30, 1997 AND 1996
              ----------------------------------------------------

REVENUE

         Sales increased 1.0% from $26,405,513 in fiscal 1996 to $26,860,546 in fiscal 1997. Excluding the restaurant that was opened in March 1996 and the restaurant that was closed in August 1997, sales on a per restaurant basis for the Company's twenty-four restaurants in operation during the entire twelve months of both fiscal 1997 and fiscal 1996 increased 1.1%, from an average of $1,052,485 per restaurant in fiscal 1996 to $1,064,558 per restaurant in fiscal 1997. Although sales increased only slightly for the year, sales (i) were comparable to the sales of Wendy's International's corporate owned restaurants which had average sales of approximately $1,110,000 per restaurant in 1997, and
(ii) compared favorably with all Wendy's franchised restaurants which had average sales of approximately $1,002,000 per restaurant in 1997.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages decreased $127,782 in fiscal 1997 compared to fiscal 1996, while revenue increased $455,033 for the same period. This decrease was the result of a 0.9 percentage point decrease in the Company's food and beverage cost percentage (from 29.6% of revenue in fiscal 1996 to 28.7% of revenue in fiscal 1997). The decrease in the Company's cost of food and beverage percentage was primarily the result of relatively stable food costs throughout fiscal 1997, and effective cost controls combined with the closing of the hot SuperBars which had a higher food cost than its menu replacement (i.e. Pita sandwiches).

OPERATING EXPENSES

         As a percentage of revenue, restaurant operating expenses were 59.0% in fiscal 1997, and 59.1% in fiscal 1996. Increases in payroll costs of approximately 0.7 percentage points and increased repair and maintenance costs were offset by decreases in advertising and insurance expenses. On a per restaurant basis, restaurant operating expenses increased from an average of approximately $624,000 per restaurant in fiscal 1996 to an average of approximately $634,000 per restaurant in fiscal 1997, an increase of 1.6% which is comparable to the 1.1% increase in same store sales.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         Restaurant general and administrative expenses increased $212,881 in fiscal 1997 compared to fiscal 1996 (from $1,149,318 to $1,362,199). As a percentage of revenue, general and administrative expenses increased from 4.4% of revenue in fiscal 1996 to 5.1% of revenue in fiscal 1997. An increase in the Michigan Single Business Tax of $117,218 (0.4 percentage points as a percentage of revenue) was the primary reason for this increase. The Michigan Single Business Tax for fiscal 1996 was abnormally low due to a partial refund of taxes paid in four previous years. Increases in administrative salaries, recruiting costs and a significant increase in professional fees accounted for the remaining increase.

         Corporate Level Expenses

         General and administrative expenses increased $96,493 (6.8%), from $1,428,200 in fiscal 1996 to $1,524,693 in fiscal 1997. The increase in general and administrative expenses in fiscal 1997 compared to fiscal 1996 was partially due to approximately $372,000 of personnel costs in fiscal 1997 associated with adding executive level positions and making market related salary adjustments. This increase was offset by a decrease of approximately $272,000 in non-recurring legal fees, professional fees and travel related costs which were incurred in 1996 in connection with the replacement and restructuring of the Company's management.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $151,361 (16.5%), from $918,656 in fiscal 1996 to $1,070,017 in fiscal 1997. The increase in depreciation and amortization expense was primarily due to the adjustment to fair value of the property and equipment acquired in connection with the acquisition of a majority of the former Wendy's of West Michigan Limited Partnership on October 31, 1996, and the resulting goodwill from the excess of the acquisition cost over the fair value of the net assets acquired.

INTEREST EXPENSE

         Interest expense increased from approximately $467,000 in fiscal 1996 to approximately $1,440,000 in fiscal 1997. The significant increase in interest expense was primarily due to interest expense incurred on $6,000,000 of acquisition related financing.

INTEREST INCOME

         Interest income decreased from $658,007 in fiscal 1996 to $592,850 in fiscal 1997. The decrease in interest income was due to a decrease in cash and cash equivalents during fiscal 1997. The decrease was also attributable to the reduction in note receivable interest income due to the reduction in the note receivable as a result of a $750,000 principal prepayment received in May 1996.

LOSS ON DISPOSAL OF ASSETS

         The loss on disposal of assets was primarily attributable to the closing of one of the Company's restaurants due to its continuing operating losses. As a result of this restaurant closing, and the Company's decision not to exercise the option to extend the lease of the restaurant building, the Company incurred a loss on disposal of assets of $197,102.


                     DISCONTINUED OPERATIONS - LODGING GROUP

         During the second quarter of 1998, the Company entered into agreements to sell its remaining two hotel properties (see Item 1, "Sale of Hotel Properties"). This resulted in the Company accounting for its lodging business segment as a discontinued operation as of May 31, 1998. Below is a summary of the lodging group's operating results for the years ended November 30, 1998, 1997 and 1996, as well as a summary of the sale transactions for all three of the Company's hotel properties:

                                                                   RESULTS OF OPERATIONS
                                                                   ---------------------
                                                             FOR THE YEARS ENDED NOVEMBER 30,
                                                             --------------------------------
                                                          1998             1997             1996
                                                          ----             ----             ----
   Revenues                                            $6,358,126      $14,034,053     $ 14,762,822
    Costs and expenses                                  6,206,192       13,555,900       15,469,298
                                                       ----------      -----------     ------------
    Earnings (loss) from operations                       151,934          478,153         (706,476)

    Other expense                                        (791,166)      (1,550,721)      (1,506,778)
                                                       ----------      -----------     ------------

    Loss  from discontinued operations
         before federal income taxes                   $ (639,232)     $(1,072,568)    $(2,213,254)
                                                       ==========      ===========     ===========

A summary of the three sale transactions is as follows:

                                                                   Grand Harbor
                                                                       Resort
                                            Thomas Edison Inn      & Yacht Club         St. Clair Inn
                                            -----------------      ------------         -------------
Date of sale                                September 1, 1998      June 15, 1998       November 30, 1997

Selling price (before selling costs)            $12,200,000          $4,500,000            $3,800,000
Promissory note held by Company                   2,000,000           1,375,000                    --
                                                -----------          ----------            ----------

Cash portion of selling price                   $10,200,000          $3,125,000            $3,800,000
                                                ===========          ==========            ==========
Gain on sale of assets                          $ 3,273,893          $  583,164            $1,479,095

Loss from operations from measure-
 ment date (May 31, 1998) to date
 of disposal                                        109,800              35,893                    --
                                                -----------          ----------            ----------
Gain on disposal of discontinued
 operations                                       3,164,093             547,271             1,479,095
Extraordinary charges (includes
  loan prepayment penalty and
  write-off of deferred finance costs)              548,395             178,777               177,291
                                                -----------          ----------            ----------
Impact on equity                                $ 2,615,698          $  368,494            $1,301,804
                                                ===========          ==========            ==========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash Flows - Year Ended November 30, 1998

         Cash and cash equivalents ("cash") increased $1,047,883, from $1,061,475 as of November 30, 1997 to $2,109,358 as of November 30, 1998. The
increase in cash was the result of the following:

         Net cash provided by operating activities             $ 3,296,484
         Net cash used in investing activities                  (5,847,106)
         Net cash provided by financing activities               3,598,505
                                                               -----------

         Net increase in cash                                  $ 1,047,883
                                                               ===========

         Net cash provided by operating activities of $3,296,484 was comprised of $687,355 net cash used in continuing operations, and $3,983,839 net cash provided by discontinued operations. The cash used in continuing operations was a combination of (i) the net loss from continuing operations before depreciation, amortization, extraordinary item and non-cash portion of income taxes totaling $271,396, and (ii) a $3,219,617 increase in the note receivable from sale of assets. These cash effects were offset by (i) $1,992,026 of marketing and conversion funds received from the Company's beverage supplier upon the Company entering into a long-term agreement to purchase its beverage products solely from this supplier (the advance has been accounted for as deferred revenue - see Note K of the Company's Financial Statements), and (ii) other non-cash effects on net income and net cash provided by operating activities (primarily a net increase in current assets and liabilities) totaling $811,632. The net cash provided by discontinued operations is comprised of net income from discontinued operations net of the extraordinary item of $2,549,998, combined with a decrease in net assets of $1,433,841.

         Net cash used in investing activities of $5,847,106 was the result of cash purchases of property, plant and equipment of $5,029,283, which includes a $4,200,000 purchase of the real estate associated with five Wendy's restaurants previously leased, and a payment of $758,632 in the acquisition of the general partner interest of the former Wendy's of West Michigan Limited Partnership. Increases in other assets accounted for the remaining $59,191.

         Net cash provided by financing activities of $3,598,505 was the result of proceeds of long-term debt and notes payable of $11,907,151. This was offset by principal payments of long-term debt and payments of capital lease obligations totaling $7,940,733, of which approximately $6.6 million represented payments related to debt restructure (discussed below), and approximately $1.3 million represented scheduled debt payments. The long-term debt proceeds were also offset by the payment of financing costs of $265,129, and preferred dividend payments less proceeds from the issuance of common shares totaling $102,784.

         The Company was involved in two non-cash investing and financing activities during the year. The transactions included (i) the issuance of 1,992,359 common shares in connection with the acquisition of the Wendy's operations, and (ii) the assignment of the $1,375,000 note receivable described in Note E of the Financial Statements in exchange for, among other things, the cancellation of a $776,000 note payable and the cancellation of 20,000 convertible preferred shares. The $1,375,000 note was assigned with recourse and, therefore, the Company would be required to pay, upon completion of its collection efforts, the amounts due the assignee to the extent payments are not made on the note by the original maker.

         Cash Flows - Year Ended November 30, 1997 (Restated)

         Cash decreased $1,204,022 from $2,265,497 as of November 30, 1996, to $1,061,475 as of November 30, 1997. The decrease in cash was the result of the following:

         Net cash used in operating activities               $  (851,216)
         Net cash used in investing activities                  (811,703)
         Net cash provided by financing activities               458,897
                                                             -----------

         Net decrease in cash                                $(1,204,022)
                                                             ===========

         Net cash used in operating activities of $851,216 was comprised of $522,177 from continuing operations and $329,039 from discontinued operations. The $522,177 net cash used in continuing operations was primarily due to the net loss before depreciation and amortization of $669,430, which was offset by (i) other non-cash effects on net income and net cash used in operating activities totaling $131,682, and (ii) the net change in current assets and current liabilities of $15,571. The net cash used in discontinued operations of $329,039 was the result of net income after extraordinary item of $244,236 offset by an increase in net assets of $573,275.

         Net cash used in investing activities of $811,703 was primarily the result of purchases of property, plant and equipment of $608,071, and the investment of $182,526 in acquisition of the Wendy's operations. The remaining $21,106 was the result of an increase in other assets.

         Net cash provided by financing activities of $458,897 was primarily the result of net proceeds from long-term borrowings of $750,000 and the issuance of preferred and common shares totaling $313,519. These two items were offset by the payment of long-term debt, including capital leases, of $502,908. The remaining $101,714 represented dividends paid on preferred stock.

         Financial Condition

         At November 30, 1998, the Company's current assets exceeded its current liabilities by $230,420 compared to November 30, 1997 when current liabilities exceeded current assets by $1,466,684. At these dates, the ratios of current assets to current liabilities were 1.05:1 and .53:1, respectively. The discussion above regarding cash flows for the year ended November 30, 1998 explains the increase in cash as well as the most significant reasons for the increase in working capital. The other primary reason for the improvement in working capital was the $1,619,617 net increase in the current portion of the notes receivable from the sale of assets.

         As of November 30, 1998, the Company's long-term debt consisted primarily of the following:

         o $8,658,644 mortgage notes payable requiring monthly payments of $72,372, including interest at rates ranging from 7.77% to 8.15% through September and October 2018.

         o $1,113,588 notes payable requiring monthly payments of $10,802 including interest at 8.15% through September 1, 2018.

         o $310,717 construction note payable requiring monthly payments of interest only at 7.27% through the completion of the building construction, at which time a permanent mortgage note will be secured.

         o $1,375,000 obligation arising from the $1,375,000 note receivable from the sale of the Grand Harbor Resort & Yacht Club, which note receivable was assigned with recourse to the Chairman of the Board as part of separate transaction. (See Item 1, "Other Assets" and Item 7, "Liquidity and Capital Resources" at page
              19). Due to the recourse nature of the obligation, it is accounted for as long-term debt in the Financial Statements, and is described as an "amount payable" in Note H of the Financial Statements. The note receivable is described in Note E to the Financial Statements. Because the obligation was assigned with recourse, to the extent the note receivable is not paid by the maker, the Company would be required to make payment to the assignee upon completion of its collection efforts.

         o $365,455 equipment notes payable requiring monthly payments of $19,416, including interest at rates ranging from 7.5% to 10%.

         The various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

         o Fixed Charge Coverage Ratio ("FCCR") of 1.2 : 1 for the Wendy's operation as a whole;

         o FCCR of 1.2 : 1 for the Wendy's restaurants that are subject to a real estate mortgage;

         o FCCR of 1.4 : 1 for the Wendy's restaurants that are subject to both a real estate mortgage and a business value loan; and

         o a restriction against using operating cash flow from the Wendy's business to fund corporate level expenses if such funding would cause the FCCR to be less than 1.2 : 1.

At November 30, 1998, the Company was in compliance with these covenants.

         During the past fiscal year the Company completed several significant transactions resulting in improved cash flow. These include:

         1) the sale of three hotel properties which operated at a $372,000 negative cash flow after debt service and normal capital expenditures in fiscal 1997;

         2) the retirement or restructuring of high interest rate long-term debt, resulting in:

               o the reduction in the current weighted average interest rate on long-term debt from 12.4% as of November 30, 1997 to 8.2%, and

               o the reduction in annualized interest expense by approximately $385,000;

         3) the conversion of preferred stock to common stock, thereby reducing the annual dividend payments by $66,500; and

         4) the acquisition of the remaining Wendy's operations which generated cash flow after debt service and normal capital expenditures (net of debt acquired) of approximately $908,000 in fiscal 1998.

The completion of these transactions significantly strengthened the Company's cash flow position.

         The cash flow management issues currently facing the Company can be broken down into three areas: (i) operations of the Wendy's restaurants, (ii) corporate level expenses, and (iii) investment in new restaurants.

         The key issues involved in cash flow management for the Wendy's operations include a seasonal cash flow tightening during the first quarter of the fiscal year. The Company typically experiences negative operating cash flow during this quarter due to lower sales volume and the payment of the real estate and equipment property taxes in February. Fiscal 1999 presents a particularly difficult challenge as the Company is funding certain pre-opening costs associated with the opening of two new restaurants in February and March 1999. The Company also anticipates needing short-term working capital to fund pre-opening costs for three other restaurants during the year. The Company estimates capital expenditures for the next twelve months at its existing Wendy's restaurants to be approximately $500,000 for building improvements and furniture, fixtures and equipment purchases.

          The Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's restaurants that may be utilized to fund corporate level expenses. The Company anticipates that the corporate level expenses will be funded primarily with cash flow from the Wendy's operation in accordance with the loan covenants, as well as from cash proceeds generated from non-operating activities. These activities include the sale of life insurance policies, investment interest income, and the collection of certain notes receivable. Corporate level expense in fiscal 1999 is expected to be significantly lower than in fiscal 1998. The Company began implementing a number of significant general and administrative cost cutting measures to achieve these cost reductions. However, there can no assurance that the Company will be able to fully achieve its planned cost reductions, either as to dollar amount or timing of the cost cutting measures.

         The Company estimates that an investment of approximately $3,025,000 will be made into the real estate of three new Wendy's restaurants, and that operating leases will be secured on the real estate for two other new restaurants during the upcoming fiscal year. The Company has received a forward commitment and other proposals to fund the real estate at interest rates currently ranging from 7% - 9%. The Company anticipates financing 90 - 100% of the cost of the real estate through the use of external financing. Additionally, the Company estimates that an investment of $1,375,000 will be required for equipment packages and franchise fees associated with opening five new Wendy's restaurants during the upcoming fiscal year. It is anticipated that $500,000 of this equipment investment will be funded through the use of external financing. The Company has received multiple equipment leasing proposals at terms of five to seven years with interest rates of approximately 8%.

         Currently, the Company has committed to financing two new Wendy's restaurants with mortgage notes that total $1,940,000, of which $1,250,215 has been borrowed as of February 1999. The 20-year mortgages will carry a fixed interest rate equal to 2.75% over the then current 10-year treasury rate on the date of completion of construction on the restaurants (expected to occur in February and March 1999). Based on current treasury rates, the rate would be approximately 7.75%.

         In light of these operational and investment cash flow management challenges, the Company plans to meet its current obligations over the next twelve months by:

         o    Utilizing cash reserves in excess of $1,000,000.

         o Using $900,000 of projected operating cash generated from existing Wendy's restaurants.

         o Selling life insurance policies for net proceeds of approximately $200,000.

         o    Exploring the acquisition of a working capital line of credit.

         o Collecting on the Company's notes receivable which are expected to produce net proceeds of approximately $740,000.

         o Exploring the financing of certain of the planned capital expenditures and improvement as opposed to paying cash, specifically with respect to planned renovations at the Wendy's restaurants.

         o Exploring the financing of equipment packages for certain of the new restaurants as opposed to making a cash investment.

         o    Reducing or deferring the capital expenditures described above.

         There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected. Also, notes receivable described in Note E of the Financial Statements totaling $3,219,617 have been assigned with recourse. To the extent those notes are not paid by their makers, the Company would be obligated to make the payments to the assignees upon completion of its collection efforts. Collection efforts would include attempts to foreclose on collateral that is described in Note E. Although the Company believes that the collateral is sufficient to cover the remaining obligations on those notes, there is no assurance that the Company would be able to effect such a realization when payments on the notes would ultimately be due to the assignees, and no assurances that the amounts recovered would be sufficient to cover amounts due those assignees. In such circumstances, the Company would be required to secure necessary funds through borrowings or other means.

INFLATION AND CHANGING PRICES
-----------------------------

         The food service industry has been affected by the increase in the minimum wage and the shortage of management and hourly employees. Rising wage rates had a negative impact on the Company's operating results in fiscal 1998. Increases in labor costs, along with periodic increases in food and other operating expenses, are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers.

COMPUTER SYSTEMS - YEAR 2000 IMPACT
-----------------------------------

         The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990's are susceptible to a well publicized problem associated with an inability to process date related information beginning with the year 2000. Almost all of the Company's computer hardware was acquired within the past three years. The Company is completing its review of its computer hardware and software with the assistance of the software designers to ensure that all significant software applications are year 2000 compliant. Based on the results of the review to date, the Company believes that the point-of-sale system, which monitors all sales, inventory and labor activity, is year 2000 compliant. The critical systems which are used to produce financial statements (general ledger module) and process purchases and cash disbursements (accounts payable module) have also been tested and are year 2000 compliant. However, the Company's software used to process payroll and compare actual product usage with planned product usage are not yet year 2000 compliant. The Company software vendor has assured the Company that the payroll software will be year 2000 compliant by the end of the first calendar quarter of 1999. The Company plans to replace its product usage software with software that is year 2000 compliant.

         The Company has estimated that necessary replacement or modification of its hardware and software could cost from $75,000 to $150,000. However, the Company can make no assurance that all year 2000 risks to the Company and to its critical vendor systems can be identified and successfully negated through modification or replacement of existing programs. The Company does not expect to incur significant additional costs to complete the review of its computer systems to determine what measures are required to be year 2000 compliant. Pending the final results of this review, the Company cannot determine the exact cost that may be required to ensure that all the critical computer systems are year 2000 compliant.

         Despite assurances from its various software vendors, the Company could find that its critical computer systems are not year 2000 compliant or that it experiences computer equipment failures. In such event, the Company's contingency plan includes the following:

         1) Point-of-Sale System - The Company would immediately begin to manually (i) process its sales, (ii) monitor its inventory, and
              (iii) record its labor expense. This manual system would remain in effect until such time as the year 2000 issues are corrected or a substitute computerized system is installed. It is possible, however, that if the year 2000 issues can not be corrected, or a substitute system cannot be installed within a short period of time, the Company's operations could be adversely affected.

         2) Financial Statements, Cash Disbursements and Payroll Systems - The Company would initiate one or more of the following contingency plans until the year 2000 issue can be corrected: (i) manual processing, (ii) utilization of an alternative software program on a "stop-gap" basis until the system can be corrected, or (iii) contract with a third party vendor to process payments, payroll and financial statements.


NEW PRONOUNCEMENTS
------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued FSAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS No. 130 will have any effect on its financial statements.

MANAGEMENT'S OUTLOOK
--------------------

         The Company began implementation of an aggressive new store development plan for fiscal 1999. Two restaurants that are currently under construction are scheduled to open in February and March 1999. The Company plans to open or have under construction an additional three to five restaurants by the end of fiscal 1999. This rapid new store development will challenge the Company to maintain its profit margins as new restaurants require higher than normal training and development of personnel. Food usage may also be higher than normal during the early stages of a new restaurant opening as store management teams tend to over-estimate product needs to ensure customer satisfaction. The Company has increased the number of restaurant supervisory personnel in anticipation of the planned new store openings in fiscal 1999. Included in the new restaurant development plans is the expectation that one or two of the new restaurants will be a combination restaurant/gas and convenience store unit. This concept, known as co-branding, is becoming common in the quick-service restaurant industry. Wendy's International estimates that approximately 20% of their system-wide new restaurants in 1999 will be combination restaurant/gas and convenience store units. The Company is presently involved in negotiations with a number of gas and convenience store operators concerning its own co-branding project.

         The Company is projecting same-store sales increases for fiscal 1999 of 3% over fiscal 1998. Sales for the fourth quarter of fiscal 1998 through the week ended February 14, 1999 are up approximately 6% over the same period of the prior year. In an effort to improve customer service and sales volumes, Wendy's International is embarking on a program throughout the Wendy's system called "Service Excellence." This program is designed to speed pick-up window service and to enhance the customer's dining experience. The Company will engage in this program which, depending on the identified requirements of the program, may require capital expenditures ranging from $1,000 to $15,000 per restaurant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

         Items 10, 11, 12 and 13 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) and (2) Financial Statements and Schedules.
                        -----------------------------------

         All financial statements and schedules required to be filed by Item 8 of this Form and included in this report are set forth at the end of this report beginning on page F-1. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

         (a)(3) Exhibit List.
                -------------

         The following documents are exhibits to this Annual Report:

Exhibit No.                         Description of Document
-----------       --------------------------------------------------------------

   3.1            Amended and Restated Articles of Incorporation  (1).

   3.2            Restated and Amended Bylaws (10).

   4.1            Certificate of Designation of Series A Convertible Preferred
                  Shares (3).

   4.2 Subscription Agreement relating to issuance of Series A Convertible Preferred Shares (3).

   10.1 First Amended & Restated Secured Promissory Note and Stock Pledge Agreement by and between the Company and CBH Capital Corp. (4).

   10.2 Second Amended & Restated Secured Promissory Note and Stock Pledge Agreement by and between the Company and CBH Capital Corp. (2).

   10.3 Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life Insurance Company, as lender (3).

   10.4 Promissory Note dated November 26, 1996 by St. Clair Inn, Inc., Grand Harbor Resort Inc., and Thomas Edison Inn, Incorporated, as makers, and Great American Life Insurance Company, as payee (paid in full on 10/4/98) (3).

   10.5 Promissory Note dated November 26, 1996 by Meritage Hospitality Group Inc., MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as makers, and Great American Life Insurance Company, as payee (paid in full on 10/6/98) (3).

   10.6 Amendment No. 1 to Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life Insurance Company, as lender
                  (5).

    10.7 Promissory Note dated May 23, 1997 by Grand Harbor Yacht Club Inc., as maker, and Great American Life Insurance Company, as payee (paid in full on 10/4/98) (5).

    10.8 Waiver, Second Amendment and Modification Agreement dated September 30, 1997 to the Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., St. Clair Inn, Inc., Grand Harbor Resort Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc. and Grand Harbor Yacht Club Inc., as obligors, and Great American Life Insurance Company, as lender (6).

    10.9 Waiver, Third Amendment and Modification Agreement to Loan Agreement dated November 26, 1996 among Meritage Hospitality Group Inc., SC Inn Inc., GHR Inc., Thomas Edison Inn, Incorporated, MHG Food Service Inc., GHYC Inc., as obligors, and Great American Life Insurance Company, as lender (1).

    10.10 Business Loan Agreement dated February 22, 1995 between Wendy's of West Michigan Limited Partnership and First of America Bank-Michigan, N.A. (paid in full on 9/1/98) (7).

    10.11 Promissory Note dated February 22, 1995 by Wendy's of West Michigan Limited Partnership, as maker, and First of America Bank-Michigan, N.A., as payee (paid in full on 9/1/98) (7).

    10.12 Sample Construction Loan Agreement with Captec Financial Group, Inc. (1).

    10.13         Sample Promissory Note with Captec Financial Group, Inc.
                  regarding real estate financing (1).

    10.14 Sample Mortgage with Captec Financial Group, Inc. regarding real estate financing (1).

    10.15         Sample Promissory Note with Captec Financial Group, Inc.
                  regarding leasehold financing (1).

    10.16 Sample Mortgage with Captec Financial Group, Inc. regarding leasehold financing (1).

    10.17         Sample Promissory Note with Captec Financial Group, Inc.
                  regarding business value financing (1).

    10.18         Sample Security Agreement with Captec Financial Group, Inc.
                  regarding business value financing (1).

    10.19 Promissory Note dated June 16, 1998 among Meritage Hospitality Group Inc., as lender, and S.C. Land Acquisitions, L.L.C., as borrower (8).

    10.20 Promissory Note dated September 1, 1998 among Meritage Hospitality Group Inc., as lender, and Reynolds/Ehinger Enterprises, LLC, as borrower (9).

    10.21 Consent Agreement dated May 16, 1997 between Wendy's International, Inc., Wendy's of Michigan, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise Agreement, Guaranties, and Release of Claims attached as exhibits (5).

    10.22 Agreement and Consent dated August 7, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr., and Christopher B. Hewett. (1).

    10.23 Agreement and Consent dated December 16, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., S & Q Management, LLC, Robert E. Schermer, Jr., Christopher B. Hewett, and Ray E. Quada. (10).

    10.24         Agreement dated October 1, 1998 by and between Robert E.
                  Schermer, Sr. and the Company regarding sale of $1,375,000 promissory note (1).

    10.25 Sample Loan Participation and Agency Agreement regarding sale of participation interests in the Promissory Note dated September 1, 1998 among Meritage Hospitality Group Inc., as lender, and Reynolds/Ehinger Enterprises, LLC, as borrower.
                  (10).

    10.26 Sample indemnification agreement for officers and directors of the Company (11).

    10.27 Settlement Agreement dated February 8, 1998 among Meritage Hospitality Group Inc., CBH Capital Corp. and Christopher B. Hewett with Option Agreement, Voting Agreement and Irrevocable Proxy attached as exhibits (2).

                        MANAGEMENT COMPENSATORY CONTRACTS

    10.28         Amended 1996 Management Equity Incentive Plan (12).

    10.29         Amended 1996 Directors' Share Option Plan (5).

    10.30         1999 Directors' Share Option Plan (10).

    10.31         Directors' Compensation Plan (13).

    10.32         Employee Share Purchase Plan (13).

                       ----------------------------------

    21            Subsidiaries of the Registrant (10).

    23            Consent of Grant Thornton LLP (10).

    27.1          Financial Data Schedule - Fiscal Year 1998 (10).

   27.2           Financial Data Schedule - Fiscal Year 1997 (Restated) (10).

   27.3           Financial Data Schedule - Fiscal Year 1996 (Restated) (10).

Exhibits previously filed and incorporated by reference from:

(1) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 1998.
(2) Amendment No. 12 to Schedule 13-D filed by Christopher B. Hewett and CBH Capital Corp. on February 17, 1999.
(3) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1996.
(4) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended May 31, 1996.
(5) The Quarterly Report on Form 10-Q for the Company's fiscal year ended May 31, 1997.
(6) Amendment No. 2 to the Registration Statement No. 333-33461 on Form S-4 filed with the Securities and Exchange Commission by the Company on November 12, 1997.
(7) The Annual Report on Form 10-K for Wendy's of West Michigan Limited Partnership for the fiscal year ended December 31, 1994.
(8)      The Report on Form 8-K for the Company filed on June 18, 1998.
(9)      The Report on Form 8-K for the Company filed on September 9, 1998.
(10)     Filed herewith.
(11) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1997.
(12) The Quarterly Report on Form 10-Q for the Company's fiscal year ended May 31, 1998.
(13) Registration Statement No. 333-06657 on Form S-8 filed with the Securities and Exchange Commission by the Company on June 24, 1996.

         (b) Reports on Form 8-K.
             --------------------

         On November 12, 1998, the Company filed Amendment No. 1 to the Form 8-K originally filed on September 9, 1998 which reported that the Company's wholly-owned subsidiary sold certain real and personal property, including the Thomas Edison Inn located in Port Huron, Michigan, for $12,200,000. The Amendment included pro forma consolidated financial statements regarding the sale.

         After its acquisition of the Wendy's business, the Company used two accounting firms to perform the annual audit of financial statements. Grant Thornton LLP had been the retained to perform the annual audit of the financial statements for the Company and its wholly-owned subsidiaries since 1993. BDO Seidman, LLP had been previously retained to perform the annual audit of the financial statements for Wendy's business which the Company fully acquired in January 1998. On November 12, 1998, the Company filed a report on Form 8-K which reported that the Company determined it was most efficient to use one accounting firm to perform the annual audit. Accordingly, on November 4, 1998, BDO Seidman, LLP was dismissed (effective August 31, 1998), and the Company formally retained Grant Thornton LLP to perform all aspects of the annual audit of the financial statements for the Company and its subsidiaries.

         On November 20, 1998, the Company filed Amendment No. 1 to the Form 8-K originally filed on November 12, 1998 which reported that on November 4, 1998, BDO Seidman, LLP was dismissed (effective August 31, 1998), and the Company formally retained Grant Thornton LLP to perform all aspects of the annual audit of the financial statements for the Company and its subsidiaries. The amendment was filed to clarify that during the fiscal years ended November 30, 1996 and 1997, and through November 4, 1998, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events. BDO Seidman, LLP's reports on the financial statements of the Wendy's business for fiscal years ended November 30, 1996 and 1997 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MERITAGE HOSPITALITY GROUP INC.

Dated: February 16, 1999               By /s/ Robert E. Schermer, Jr.
                                         ----------------------------
                                         Robert E. Schermer, Jr.
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
/s/ Robert E. Schermer, Sr.                 Chairman of the Board of Directors            February 16, 1999
------------------------------------
Robert E. Schermer, Sr.


/s/ Robert E. Schermer, Jr.                 President, Chief Executive Officer and        February 16, 1999
------------------------------------        Director (Principal Executive Officer)
Robert E. Schermer, Jr.


/s/ Pauline M. Krywanski                    Vice President, Treasurer and Chief           February 16, 1999
------------------------------------        Financial Officer (Principal Financial
Pauline M. Krywanski                        & Accounting Officer)


/s/ James P. Bishop                         Director                                      February 16, 1999
------------------------------------
James P. Bishop


/s/ Christopher P. Hendy                    Director                                      February 16, 1999
------------------------------------
Christopher P. Hendy


/s/ Joseph L. Maggini                       Director                                      February 16, 1999
------------------------------------
Joseph L. Maggini


/s/ Jerry L. Ruyan                          Director                                      February 16, 1999
------------------------------------
Jerry L. Ruyan

                          INDEX TO FINANCIAL STATEMENTS




MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES                            Page
                                                                            ----
Report of Independent Certified Public Accountants ..........................M-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets..................................................M-2
Consolidated Statements of Operations........................................M-4
Consolidated Statements of Stockholders' Equity..............................M-6
Consolidated Statements of Cash Flows........................................M-8
Notes to Consolidated Financial Statements .................................M-11

SCHEDULES

Schedule I Condensed Financial Information of Registrant....................M-28
Schedule II Valuation and Qualifying Accounts ..............................M-31


WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP                                Page
                                                                            ----
Independent Auditors' Report ................................................W-1

FINANCIAL STATEMENTS

Balance Sheets...............................................................W-2
Statements of Income.........................................................W-4
Statements of Changes in Partners' Equity....................................W-6
Statements of Cash Flows.....................................................W-7
Notes to Financial Statements ...............................................W-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Wendy's of West Michigan Limited Partnership, a majority owned subsidiary, which statements reflect total assets and revenues constituting 29 percent and 65 percent, respectively, of the related consolidated totals for November 30, 1997. Those statements were audited by other auditors, whose report thereon has been furnished to us and our opinion, insofar as it relates to the amounts included for Wendy's of West Michigan Limited Partnership, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries as of November 30, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.

We also audited Schedule I of Meritage Hospitality Group Inc. and Subsidiaries as of and for the year ended November 30, 1997 and Schedule II for the years ended November 30, 1998, 1997 and 1996. In our opinion these schedules present fairly, in all material respects, the information required to be set forth therein.

Southfield, Michigan
December 19, 1998

                      MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS

                                        NOVEMBER 30,

===========================================================================================

                                                                                   1997
                                     ASSETS                      1998            (RESTATED)
                                                              -----------       -----------
CURRENT ASSETS
    Cash and cash equivalents                                 $ 2,109,358       $ 1,061,475
    Receivables                                                    70,974           258,282
    Notes receivable, current portion                           2,719,617                --
    Inventories                                                   165,156           156,746
    Prepaid expenses and other current assets                      90,796           156,028
                                                              -----------       -----------
                 Total Current Assets                           5,155,901         1,632,531



PROPERTY, PLANT AND EQUIPMENT, NET                             13,182,940         7,518,007



NET ASSETS OF DISCONTINUED OPERATIONS                                  --           839,986



OTHER ASSETS
    Note receivable, net of current portion                       500,000                --
    Goodwill, net of amortization of $153,758 and
       $2,278,454, respectively                                 5,155,965         3,586,177
    Franchise costs, net of amortization of $17,806 and
       $406,552, respectively                                     632,194           143,448
    Financing costs, net of amortization of $3,314 and
       $34,208, respectively                                      261,815            50,239
    Deferred charges and other assets                              75,431            43,949
                                                              -----------       -----------
                 Total Other Assets                             6,625,405         3,823,813
                                                              -----------       -----------
                 Total Assets                                 $24,964,246       $13,814,337
                                                              ===========       ===========

                          MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                            NOVEMBER 30,

=================================================================================================

                                                                                         1997
    LIABILITIES AND STOCKHOLDERS' EQUITY                              1998            (RESTATED)
                                                                  ------------       ------------
CURRENT LIABILITIES
    Current portion of long-term debt                             $ 1,199,458        $ 1,098,495
    Current portion of obligations under capital lease                294,577            264,372
    Short-term borrowings                                           1,100,000                 --
    Trade accounts payable                                            727,199            813,855
    Amount due related party                                          245,260             85,263
    Income taxes payable                                               50,000                 --
    Accrued liabilities                                             1,308,987            837,230
                                                                  -----------        -----------
                 Total Current Liabilities                          4,925,481          3,099,215

LONG-TERM DEBT                                                     10,623,946          7,394,118

OBLIGATIONS UNDER CAPITAL LEASES                                    1,395,049          1,689,628

DEFERRED REVENUE                                                    1,992,026                 --

NET LIABILITIES OF DISCONTINUED OPERATIONS                            593,855                 --

COMMITMENTS AND CONTINGENCIES (NOTES J, K, Q AND R)                        --                 --

MINORITY INTEREST                                                          --          1,601,415

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000
       shares; 200,000 shares designated as Series A
       convertible cumulative preferred stock; issued and
       outstanding, 44,520 shares in 1998 (liquidation
       value - $445,200) and 138,387 shares in 1997                       445              1,384
    Common stock - $0.01 par value; authorized
       30,000,000 shares; issued and outstanding
       5,742,586 and 3,218,778 shares, respectively                    57,426             32,188
    Additional paid in capital                                     13,299,467         12,982,295
    Note receivable from sale of shares, net of
         valuation allowance of $4,666,755 in 1998                 (1,660,962)        (5,700,645)
    Accumulated deficit                                            (6,262,487)        (7,285,261)
                                                                  -----------        -----------
                 Total Stockholders' Equity                         5,433,889             29,961
                                                                  -----------        -----------
                 Total Liabilities and Stockholders' Equity       $24,964,246        $13,814,337
                                                                  ===========        ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                              YEARS ENDED NOVEMBER 30,

==================================================================================================================

                                                                                       1997                1996
                                                                    1998            (RESTATED)          (RESTATED)
                                                                 -----------        -----------        -----------
Food and beverage revenue                                        $27,043,954        $26,860,546        $ 2,098,908

Cost and expenses
    Cost of food and beverages                                     7,752,187          7,720,307            639,437
    Operating expenses                                            15,647,438         15,856,833          1,316,348
    General and administrative expenses                            3,111,910          2,886,892            299,929
    Depreciation and amortization                                  1,078,539          1,070,017            111,739
                                                                 -----------        -----------        -----------
              Total costs and expenses                            27,590,074         27,534,049          2,367,453
                                                                 -----------        -----------        -----------
Loss from operations                                                (546,120)          (673,503)          (268,545)

Other income (expense)
    Interest expense                                              (1,473,019)        (1,440,192)          (142,857)
    Interest income                                                  184,614            592,850            658,007
    Other income                                                     509,590                 --                 --
    Loss on disposal of assets                                       (25,000)          (218,602)                --
    Minority interest                                                 25,677           (195,639)            21,079
                                                                 -----------        -----------        -----------
              Total other income (expense)                          (778,138)        (1,261,583)           536,229
                                                                 -----------        -----------        -----------
              Earnings (loss) from continuing
                operations before income taxes                    (1,324,258)        (1,935,086)           267,684

Income taxes - current                                                50,000                 --                 --
                                                                 -----------        -----------        -----------
              Earnings (loss) from continuing operations          (1,374,258)        (1,935,086)           267,684

Discontinued operations
     Loss from operations (including
      income tax benefit of $160,000, $15,000
      and $20,000, respectively)                                    (479,232)        (1,057,568)        (2,193,254)
     Gain on disposal of discontinued operations                   3,711,364          1,479,095                 --
                                                                 -----------        -----------        -----------
              Earnings (loss) from discontinued operations         3,232,132            421,527         (2,193,254)
                                                                 -----------        -----------        -----------
              Earnings (loss) before extraordinary item            1,857,874         (1,513,559)        (1,925,570)

Extraordinary item - loss on early extinguishment
    of debt (no applicable federal income tax)                       727,172            177,291                 --
                                                                 -----------        -----------        -----------
              Net earnings (loss)                                  1,130,702         (1,690,850)        (1,925,570)

Preferred stock dividends                                            107,928            101,714                 --
                                                                 -----------        -----------        -----------
Net earnings (loss) on common shares                             $ 1,022,774        $(1,792,564)       $(1,925,570)
                                                                 ===========        ===========        ===========

                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                             YEARS ENDED NOVEMBER 30,

===============================================================================================================

                                                                                  1997                  1996
                                                                1998            (RESTATED)           (RESTATED)
                                                              ----------        -----------          ----------
Earnings (loss) per common share - basic and diluted
    Continuing operations                                     $     (.30)       $     (.63)          $      .09
    Discontinued operations                                          .66               .13                 (.71)
    Extraordinary item                                              (.15)             (.06)                  --
                                                              ----------        ----------           ----------
    Net earnings (loss)                                       $      .21        $     (.56)          $     (.62)
                                                              ==========        ==========           ==========
Weighted average shares outstanding                            4,932,738         3,214,836            3,081,885
                                                              ==========        ==========           ==========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                          MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

==================================================================================================================================

                                           SERIES A                                     NOTE
                                          CONVERTIBLE                ADDITIONAL      RECEIVABLE
                                           PREFERRED     COMMON       PAID-IN          SALE OF         ACCUMULATED
                                             STOCK       STOCK        CAPITAL           SHARES           DEFICIT           TOTAL
                                             ------     -------     -----------      -----------      -----------      -----------
Balance at December 1, 1996                  $   --     $30,200     $10,684,750      $(5,602,532)     $(2,057,052)     $ 3,055,366
Issuance of 108,387 shares of preferred
    stock                                     1,084          --       1,082,786               --               --        1,083,870
Issuance of 184,333 shares of common
    stock                                        --       1,845       1,139,281               --               --        1,141,126
Recognition of interest income on note
    receivable from sale of shares               --          --              --         (573,274)              --         (573,274)
Dividends paid ($.50 per common share)           --          --              --               --       (1,510,075)      (1,510,075)
Payment and present value adjustment
    on note receivable from sale of shares       --          --        (290,090)       1,040,090               --          750,000
Net loss                                         --          --              --               --       (1,925,570)      (1,925,570)
                                             ------     -------     -----------      -----------      -----------      -----------
Balance at November 30, 1996                  1,084      32,045      12,616,727       (5,135,716)      (5,492,697)       2,021,443
Issuance of 14,295 shares of common
    stock                                        --         143          65,868               --               --           66,011
Issuance of 30,000 shares of preferred
    stock                                       300          --         299,700               --               --          300,000
Dividends paid  - preferred stock                --          --              --               --         (101,714)        (101,714)
Recognition of interest income on note
    receivable from sale of shares               --          --              --         (564,929)              --         (564,929)
Net loss                                         --          --              --               --       (1,690,850)      (1,690,850)
                                             ------     -------     -----------      -----------      -----------      -----------
Balance at November 30, 1997                  1,384      32,188      12,982,295       (5,700,645)      (7,285,261)          29,961

                                          MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                            YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

==================================================================================================================================

                                          SERIES A                                         NOTE
                                         CONVERTIBLE                   ADDITIONAL       RECEIVABLE
                                          PREFERRED       COMMON        PAID-IN           SALE OF        ACCUMULATED
                                            STOCK         STOCK         CAPITAL           SHARES           DEFICIT          TOTAL
                                           --------      ---------    -----------      -----------     -----------     -----------
Balance at December 1, 1997                $  1,384      $  32,188    $12,982,295      $(5,700,645)    $(7,285,261)    $    29,961
Issuance of 1,999,935 shares of common
    stock                                        --         19,999      4,561,155               --              --       4,581,154
Conversion of 73,867 shares of
     convertible preferred shares into
     523,873 common shares                     (739)         5,239         (4,500)              --              --              --
Cancellation of 20,000 shares of
    convertible preferred stock                (200)            --       (199,800)              --              --        (200,000)
Dividends paid  - preferred stock                --             --             --               --        (107,928)       (107,928)
Recognition of interest income on note
    receivable from sale of shares                                        627,072         (627,072)             --              --
Establishment of valuation allowance
     on note receivable from sale
     of shares                                   --             --     (4,666,755)       4,666,755              --              --
Net earnings                                     --             --             --               --       1,130,702       1,130,702
                                           --------      ---------    -----------      -----------     -----------     -----------
Balance at November 30, 1998               $    445      $  57,426    $13,299,467      $(1,660,962)    $(6,262,487)    $ 5,433,889
                                           ========      =========    ===========      ===========     ===========     ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED NOVEMBER 30,

======================================================================================================================

                                                                                            1997              1996
                                                                        1998             (RESTATED)         (RESTATED)
                                                                     -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                              $ 1,130,702        $(1,690,850)       $(1,925,570)
    Adjustments to reconcile net loss to net cash provided
       by operating activities
          Extraordinary item-loss on early extinguishment
              of debt from continuing operations                          45,038                 --                 --
          Depreciation and amortization                                1,078,539          1,070,017            111,739
          Compensation paid by issuance of preferred and
              common stock                                                 6,288             52,492            310,099
          Minority interest in (loss) earnings of consolidated
              subsidiaries                                               (25,677)           195,639            (21,079)
          Loss on disposal of assets                                      25,000            218,602                 --
          Interest income on note receivable from sale of
              shares                                                          --           (564,929)          (573,274)
          Interest expense refinanced as long-term debt                       --            240,310                 --
          Increase in note receivable from sale of assets             (3,219,617)                --                 --
          (Increase) decrease in cash value of life insurance             (8,884)           185,207            (10,391)
          Increase in deferred revenue                                 1,992,026                 --                 --
          Decrease (increase) in current assets
              Receivables                                                187,308            (42,403)           (16,946)
              Inventories                                                 (8,410)            23,504              6,283
              Prepaid expenses and other current assets                   65,232            (14,159)            (6,539)
          (Decrease) increase in current liabilities
              Trade accounts payable                                     (86,656)           (27,057)            61,032
              Amount due related party                                   159,997             85,263                 --
              Income taxes payable                                        50,000                 --
              Accrued liabilities                                        471,757             (9,577)         2,830,480
          Decrease (increase) in net assets (liabilities)
              of discontinued operations                               1,433,841           (573,275)        (1,392,563)
                                                                     -----------        -----------        -----------
                 Net cash provided by (used in) operating
                    activities                                         3,296,484           (851,216)          (626,729)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                         (5,029,283)          (608,071)          (252,183)
    Payment for franchise agreement                                      (25,000)                --                 --
    Acquisition of business, net of cash acquired                       (758,632)          (182,526)        (3,184,460)
    Increase in other assets                                             (34,191)           (21,106)           (99,088)
                                                                     -----------        -----------        -----------
                 Net cash used in investing activities                (5,847,106)          (811,703)        (3,535,731)

                                  MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                              YEARS ENDED NOVEMBER 30,

===================================================================================================================

                                                                                       1997               1996
                                                                     1998           (RESTATED)         (RESTATED)
                                                                 -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                 $10,408,217        $   750,000        $ 8,337,306
    Payment of financing costs                                      (265,129)                --                 --
    Proceeds from note payable                                     1,498,934                 --                 --
    Principal payments of long-term debt                          (7,676,361)          (270,467)        (3,001,357)
    Payments on obligations under capital lease                     (264,372)          (232,441)           (29,808)
    Collection on note receivable from sale of shares                     --                 --            750,000
    Proceeds from issuance of preferred and common
       shares                                                          5,144            313,519            545,000
    Dividends paid                                                  (107,928)          (101,714)        (1,510,075)
                                                                 -----------        -----------        -----------
                 Net cash provided by financing activities         3,598,505            458,897          5,091,066
                                                                 -----------        -----------        -----------
                 Net increase (decrease) in cash                   1,047,883         (1,204,022)           928,606

Cash and cash equivalents - beginning of year                      1,061,475          2,265,497          1,336,891
                                                                 -----------        -----------        -----------
Cash and cash equivalents - end of year                          $ 2,109,358        $ 1,061,475        $ 2,265,497
                                                                 ===========        ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                       $ 1,341,384        $ 1,370,969        $   448,283
    Cash paid for income taxes                                            --                 --                 --

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of remaining 46% of Wendy's of
   West Michigan Limited Partnership, including
   assets acquired and liabilities assumed
     Fair value of tangible and intangible assets
      acquired                                                   $ 3,751,619
     Reduction of minority interest                                1,575,738
     Amount of cash payment                                         (758,632)
                                                                 ------------
     1,992,359 common shares issued                              $ 4,568,725
                                                                 ============
Assignment of note receivable
   Amount of note receivable assigned                            $ 1,375,000
   Cancellation of note payable                                     (776,066)
   Cancellation of 20,000 convertible preferred shares              (200,000)
                                                                 ------------
   Proceeds from note payable                                    $   398,934
                                                                 ============

                                     MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                 YEARS ENDED NOVEMBER 30,

==========================================================================================================================

                                                                                             1997                1996
                                                                        1998              (RESTATED)          (RESTATED)
                                                                     -----------           ---------          ----------
Conversion of 73,867 shares of convertible preferred
   stock into 523,873 shares of common stock                         $        --
                                                                     ===========
Acquisition of equipment
   Cost of equipment                                                                       $244,637
   Equipment loan                                                                           244,637
                                                                                           --------
   Cash down payment for equipment                                                         $     --
                                                                                           ========

Increase in long term debt due to three month moratorium
   on interest and principal payments                                                      $240,310
                                                                                           ========
Acquisition of majority equity interest in Wendy's of
   West Michigan Limited Partnership, including assets
   acquired and liabilities assumed
      Fair value of assets, net of cash acquired                                                              $10,532,850
      Liabilities assumed                                                                                       7,348,390
                                                                                                              -----------
                                                                                                              $ 3,184,460
                                                                                                              ===========
      In connection with this acquisition, the Company
      issued 171,900 shares of common stock and
      29,520 shares of preferred stock with a value of
      $1,369,575                                                                                              $        --
                                                                                                              ===========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company currently conducts its business in the quick-service restaurant industry operating twenty-five Wendy's Old Fashioned Hamburger restaurants under franchise agreements with Wendy's International, Inc. All operations of the Company are located in Michigan. The Company formerly conducted business in its discontinued lodging industry segment which consisted of three full service hotels. The hotels were sold during 1997 and 1998 (see Notes C and E).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

    Continuing operations:
         MHG Food Service Inc.
     Discontinued operations:
         SC Inn Inc., TE Inn Inc., GHR Inc., and GHYC Inc.

All significant intercompany balances and transactions have been eliminated in consolidation.

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories consist of restaurant food items, beverages and paper supplies.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 30 years. Amortization of leasehold improvements is provided over the terms of the various leases.

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

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE FEES

Franchise fees for the Company's restaurant units are amortized using the straight-line method over the terms of the individual franchise agreements including options to renew.

FINANCING COSTS

Financing costs are amortized using the straight-line method over the terms of the various loan agreements.

GOODWILL AND LONG-LIVED ASSETS

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over thirty years (the term of the franchise agreements including options to renew). The Company performs a review for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value and if the cash flows are less than the carrying value, an impairment loss is recognized. There is no impact on the financial statements due to this review.

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

FRANCHISE COSTS AND OTHER ADVERTISING COSTS

Royalties and advertising costs are based primarily on a percentage of monthly sales. These costs and other advertising costs are charged to operations as incurred. Advertising expense from continuing operations totaled $1,553,193, $1,638,409 and $124,867 for the years ended November 30, 1998, 1997 and 1996, respectively.

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share," issued by the Financial Accounting Standards Board (FASB) effective for fiscal years ending after December 15, 1997. This new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. All prior period earnings per share data has been restated accordingly.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended November 30, 1998, 1997 and 1996:

                                                    1998             1997             1996
                                                 -----------      -----------      -----------
Numerators
    Earnings (loss) from continuing
       operations                                $(1,374,258)     $(1,935,086)     $   267,684
    Less preferred stock dividends                   107,928          101,714               --
                                                 -----------      -----------      -----------
    Earnings (loss) on common shares -
       basic and diluted                         $(1,482,186)     $(2,036,800)     $   267,684
                                                 ===========      ===========      ===========

Denominators
    Weighted average common shares
             outstanding - basic and diluted       4,932,738        3,214,836        3,081,885
                                                 ===========      ===========      ===========

Convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion would be antidilutive. Exercisable stock options were not included in the computation of diluted earnings per share because the option prices were greater than average quarterly market prices.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments which include cash and cash equivalents, receivables, notes receivable, accounts payable and short-term and long-term debt, approximate their fair values.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

NEW PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued FSAS No. 130, "Reporting of Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS No. 130 will have any effect on its financial statements.

NOTE B - ACQUISITION

In fiscal 1996, the Company purchased 54% of the partnership interest in the now dissolved Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership"). Certain of the units in the Wendy's Partnership were purchased from stockholders/directors at prices no more favorable than that paid to non-related unitholders. The Company then transferred this interest to its wholly-owned subsidiary, MHG Food Service Inc. The remaining 46% of the Wendy's Partnership was acquired by the Company in January 1998. The acquisition has been accounted for as a purchase and the total acquisition cost of $10,384,753, ($4,446,453 cash, 2,164,259 shares of common stock and 29,520 shares of preferred stock with a total value of $5,938,300), has been allocated to assets acquired and liabilities assumed based upon estimates of their fair values. A total of $5,309,723, representing the excess of the acquisition cost over the fair value of net assets acquired has been allocated to goodwill.

The Company's consolidated results of operations include the Wendy's Partnership activity from November 1, 1996 (effective date of acquisition). The unaudited pro forma information below presents combined results of operations as if 100% of the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined Company had the acquisition occurred at the beginning of the periods presented.

                                                   YEARS ENDED NOVEMBER 30,  (UNAUDITED)
                                             -------------------------------------------------
                                                                    1997              1996
                                                 1988            (RESTATED)        (RESTATED)
                                             -----------        -----------        -----------
Revenues                                     $27,044,000        $26,860,000        $26,406,000
Net loss from continuing operations          $(1,350,000)       $(1,739,000)       $  (368,000)
Loss per share                               $      (.30)       $      (.57)       $      (.12)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE C - DISCONTINUED OPERATIONS - SALE OF HOTEL ASSETS

The Company sold substantially all the assets of its three full service hotels, which were previously included in the lodging segment. As such, the Company began reporting the lodging segment as discontinued operations effective May 31, 1998. The consolidated financial statements have been restated for all prior periods presented to reflect the results of operations and net assets of the lodging segment as discontinued operations.

A summary of the three sale transactions is as follows:

                                                                   Grand Harbor
                                                                      Resort
                                           Thomas Edison Inn       & Yacht Club         St. Clair Inn
                                           -----------------       ------------         -------------
Date of sale                               September 1, 1998       June 15, 1998        November 30, 1997

Selling price (before selling costs)       $12,200,000             $4,500,000           $3,800,000
Promissory note held by Company              2,000,000              1,375,000                   --
                                           -----------             ----------           ----------

Cash portion of selling price              $10,200,000             $3,125,000           $3,800,000
                                           ===========             ==========           ==========

Gain on sale of assets                     $ 3,273,893             $  583,164           $1,479,095
Loss from operations from
  measurement date (May 31, 1998)
  to date of disposal                          109,800                 35,893                   --
                                           -----------             ----------           ----------
Gain on disposal of
   discontinued operations                 $ 3,164,093             $  547,271           $1,479,095
                                           ===========             ==========           ==========

As of November 30, 1998 and 1997, assets and liabilities of the discontinued lodging group business segment included in the balance sheet are summarized below:

                                                                               NOVEMBER 30,
                                                                   ---------------------------------
                                                                                            1997
                                                                      1998               (RESTATED)
                                                                   ----------           ------------
         Assets
              Current assets                                       $   13,264           $  4,221,735
              Property, plant and equipment, net                           --             11,461,306
              Other assets                                             16,511              2,815,877
         Liabilities
              Current liabilities                                    (623,630)            (4,938,619)
              Long-term debt                                               --            (11,980,313)
              Other liabilities                                            --               (740,000)
                                                                   ----------           ------------

         Net assets (liabilities) of
                  discontinued operations                          $ (593,855)          $    839,986
                                                                   ==========           ============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE C - DISCONTINUED OPERATIONS - SALE OF HOTEL ASSETS (CONTINUED)

The results of operations of the discontinued operations for the years ended November 30, 1998, 1997 and 1996 is summarized below:

For years ended November 30,                              1998           1997           1996
                                                       ----------    -----------    -----------
   Revenues                                            $6,358,126    $14,034,053    $14,762,822
   Earnings (loss) from operations                     $  151,934    $   478,153    $  (706,476)
   Earnings (loss) from discontinued operations        $3,232,132    $   421,527    $(2,193,254)

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at November 30:

                                                                           1997
                                                        1998             (RESTATED)
                                                     -----------        -----------
Land and improvements                                $ 2,861,000        $   749,000
Buildings and improvements                             5,515,359          3,832,351
Furnishings and equipment                              3,547,990          5,346,438
Leasehold improvements                                 1,009,191          2,153,600
Leased property/capital leases                           983,292          2,825,338
Construction in progress                                  75,390                 --
                                                     -----------        -----------
                                                      13,992,222         14,906,727
Less accumulated depreciation and amortization          (809,282)        (7,388,720)
                                                     -----------        -----------
                                                     $13,182,940        $ 7,518,007
                                                     ===========        ===========

Depreciation and amortization expense was approximately $853,000, $768,000 and $79,000 for the years ended November 30, 1998, 1997 and 1996, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE E - NOTES RECEIVABLE

The Company received a note receivable as partial consideration in the sale of both the Grand Harbor Resort & Yacht Club and the Thomas Edison Inn. Notes receivable consisted of the following at November 30:

                                                                    1998              1997
                                                                 ----------        ----------
Mortgage note receivable (from sale of Grand Harbor
Resort & Yacht Club), collateralized by marina real
estate, requiring monthly payments of interest only at
10.8% through June 16, 1999, when any remaining
balance is due, unless the balance is $500,000 or less,
which allows the terms of the note to be extended
through December 16, 1999, when any remaining
balance is due.                                                  $1,375,000        $       --

Mortgage note receivable (from sale of Thomas
Edison Inn), collateralized by land and the pledge of
stock of an affiliate of the borrower, requiring
monthly payments of interest only at prime plus 8%
through August 31, 1999, when any remaining
balance is due.                                                   1,844,617
                                                                 ----------        ----------
                                                                  3,219,617                --
Less current portion                                              2,719,617                --
                                                                 ----------        ----------
                                                                 $  500,000        $       --
                                                                 ==========        ==========

NOTE F - AMOUNTS DUE RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company sold $1,100,000 of undivided interests in the $2,000,000 mortgage note received from the sale of the Thomas Edison Inn (see Notes C and E). The participation agreements represent 59.6% of the outstanding note balance, of which a 27.1% participation ($500,000) was sold to a member of the Company's Board of Directors. The participation agreements require monthly payments of interest only at prime plus 8% through August 31, 1999 when any remaining balance is due. The Company indemnified each of the participants in the event of nonpayment by the maker.

Effective October 6, 1998, the Company entered into an agreement with the Company's Chairman of the Board whereby the company assigned the $1,375,000 (10.8%) one year mortgage note receivable from the sale of the Grand Harbor Resort & Yacht Club (see Note C and E) to the Chairman in exchange for (i) payment in full of the prime plus 8% business loan note payable to the Chairman ($776,000), (ii) cancellation of $200,000 of preferred stock owned by the Chairman, and (iii) a cash payment of $399,000. The payment terms, interest rate, and related security are the same as the assigned note receivable (see Note E). The Company indemnified the Chairman in the event of nonpayment by the maker.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE F - AMOUNTS DUE RELATED PARTIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

The Wendy's Partnership incurred a management fee to the General Partner in the amount of $160,000 in 1998 and 1997 and $13,333 in 1996 (effective date of the Wendy's Partnership acquisition was November 1, 1996.)

NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following at November 30:

                                                                      1997
                                                         1998       (RESTATED)
                                                      ----------    --------

         Payroll and related payroll taxes            $  787,394    $434,891
         Property taxes                                  238,953     221,180
         Professional fees                                69,125      61,450
         Interest and other expenses                     213,515     119,709
                                                      ----------    --------
                                                      $1,308,987    $837,230
                                                      ==========    ========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE H - LONG-TERM DEBT

Long-term debt consists of the following obligations at November 30:

                                                                        1997
                                                 1998                (RESTATED)
                                               ----------            ----------
Mortgage notes payable, due in
monthly installments of $40,146
including interest at 7.77% through
October 1, 2018. (1)                           $4,861,387                  --

Mortgage notes payable, due in
monthly installments of $32,226
including interest at 8.15% through
September 1, 2018. (1)                          3,797,257                  --

Notes payable, due in monthly
installments of $10,802 including
interest at 8.15% through September
1, 2013. (1)                                    1,113,588                  --

Construction note payable, due in
monthly installments of interest
only at 7.27%, through completion
of the building construction. (1)                 310,717                  --

Amount payable to the Chairman of the
Board and shareholder, due in
monthly installments of interest
only at 10.8% through December 16,
1999 when any remaining principal
will be due. (1)                                1,375,000                  --

Other notes payable, requiring
monthly payments aggregating
$19,416 and $13,454, respectively,
subject to interest at rates
ranging from 7.5% to 10.0%. (2)                   365,455             215,192

Mortgage note payable, as amended,
due in monthly installments of
interest at prime plus 8%. The note
was paid in full in October 1998.                      --           5,469,543

Term note payable, due in monthly
installments of $43,313, including
interest at 1% over prime. The note
was paid in full in September 1998.                    --           2,037,111

Note payable to Chairman of the
Board and shareholder, unsecured,
interest due monthly at prime plus
8%. The note was retired as part of
the assignment of the $1,375,000
note receivable from the sale of
the Grand Harbor Resort & Yacht
Club.                                                  --             770,767
                                               ----------          ----------
                                               11,823,404           8,492,613
Less current portion                            1,199,458           1,098,495
                                              -----------          ----------
                                              $10,623,946          $7,394,118
                                              ===========          ==========

(1)  The debt is collateralized by certain real estate.

(2)  The note is collateralized by certain equipment.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE H - LONG-TERM DEBT (CONTINUED)

Minimum principal payments on long-term debt to maturity as of November 30, 1998 are as follows:

                  1999                              $ 1,199,458
                  2000                                  824,692
                  2001                                  326,818
                  2002                                  353,544
                  2003                                  382,458
                  Thereafter                          8,736,434
                                                    -----------
                                                    $11,823,404
                                                    ===========

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At November 30, 1998 the Company was in compliance.

NOTE I - INCOME TAXES

Deferred tax assets and liabilities at November 30, consist of the following:

                                                                    1997
                                                    1998          (RESTATED)
                                                 ---------        ---------
      Deferred tax assets:
          Net operating loss carryforwards       $ 288,000        $ 857,000
          AMT credit carryforward                  155,000          105,000
          Allowance for doubtful accounts          213,000               --
          Depreciation                              16,000               --
          Goodwill                                  11,000               --
          Accrued Compensation                      15,000               --
          Contribution carryforward                     --            8,000
                                                 ---------        ---------
                                                   698,000          970,000
      Deferred tax liabilities
          Depreciation                             (26,000)              --
          Amortization                             (54,000)              --
          Capital leases                           (10,000)              --
                                                 ---------        ---------
                                                   (90,000)              --

      Less valuation allowance                    (608,000)        (970,000)
                                                 ---------        ---------
      Net deferred tax liability                 $      --        $      --
                                                 =========        =========

The net operating loss carryforwards expire in 2011 - 2012.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE I - INCOME TAXES (CONTINUED)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows:

                                                           YEARS ENDED NOVEMBER 30,
                                                   ---------------------------------------
                                                                     1997           1996
                                                     1998         (RESTATED)     (RESTATED)
                                                   ---------      ---------      ---------
Tax expense (benefit) at statutory rates
    applied to income before federal
     income tax                                    $(450,000)     $(657,600)     $  91,000
Effect of nondeductible items                         44,400         82,400        (51,000)
IRS adjustment to net operating loss                      --        250,000             --
Other                                                 21,600         (8,500)        (4,000)
Valuation allowance                                  434,000        333,700        (36,000)
                                                   ---------      ---------      ---------
                                                   $  50,000      $      --      $      --
                                                   =========      =========      =========

NOTE J - LEASE COMMITMENTS

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options of up to twelve years) ranging from one to twenty-two years. Included in the leases were five with a real estate partnership related through common general partnership ownership through May 19, 1997 when the former general partner was removed.

Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals is as follows:

                                            YEARS ENDED NOVEMBER 30,
                                     -------------------------------------
                                        1998           1997          1996
     Leases with related parties
          Minimum rentals            $       --     $  143,127     $25,256
          Percentage rentals                 --         79,948      14,155
     Other Leases
          Minimum rentals               631,178        583,365      46,347
          Percentage rentals            523,033        459,463       7,887
                                     ----------     ----------     -------
                                     $1,154,211     $1,265,903     $93,645
                                     ==========     ==========     =======

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE J - LEASE COMMITMENTS (CONTINUED)

        Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                                     CAPITAL         OPERATING
               YEARS ENDED NOVEMBER 30,                              LEASES            LEASES
               ------------------------                            ----------        ----------
                         1999                                      $  465,323        $  403,321
                         2000                                         465,323           372,422
                         2001                                         449,365           254,440
                         2002                                         369,575           225,273
                         2003                                         369,575           214,440
                      Thereafter                                       30,798           182,370
                                                                   ----------        ----------
         Total minimum lease obligations                            2,149,959        $1,652,266
                                                                                     ==========
         Less  amount  representing  interest  imputed  at
             approximately 11%                                        460,333
                                                                   ----------
         Present value of minimum lease obligations                $1,689,626
                                                                   ==========

The present value of minimum rental obligations is reflected in the balance sheets as current and long-term obligations under capital leases.

Accumulated amortization of leased property under capital leases was $138,500, and $1,814,346, at November 30, 1998 and 1997, respectively.

In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

NOTE K - DEFERRED REVENUE

In April 1998, the Company entered into a long-term agreement with its beverage supplier. The agreement requires the Company to purchase 1,800,000 gallons of fountain beverage syrup from the supplier. In exchange, the Company received $2,090,000 in marketing and conversion funds which, in accordance with the terms of the agreement, will be recognized as revenue as the gallons of fountain beverage syrup are purchased.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE L - SERIES A CONVERTIBLE CUMULATIVE PREFERRED STOCK

In 1996, the Company designated a series of non-voting preferred stock consisting of 200,000 shares of $0.01 par value. The shares have an annual dividend rate of $0.90 per share and the payment of the dividends are cumulative. The shares were also convertible into common shares at the conversion price of $7.00 per share through July 31, 1998, when a new conversion pricing formula was adopted. For the period of August 1, 1998 through September 14, 1998, the shares were convertible into common shares at the conversion price of $1.41 per share. The conversion price increased by $1.00 on September 15, 1998 and will continue to increase by $1.00 on the 15th of each December, March, June and September thereafter until the conversion price reaches $7.00 per share, at which time no further increases will occur. The shares have a liquidation value of $10.00 per share.

Under certain conditions relating to the market value of the Company's common stock, the Company has the option to cause the preferred stock to be converted into common stock.

In August and September 1998, the Company issued 523,873 unregistered common shares in connection with the conversion 73,867 convertible preferred shares. The preferred shares had been purchased in 1996 and 1997, and were convertible into common shares at a conversion price of $1.41 per common share in accordance with the conversion program described above (based on the liquidation value of $10.00 per preferred share). Preferred dividends paid will be reduced by $66,480 annually due to this conversion.

NOTE M - NOTE RECEIVABLE FROM SALE OF SHARES

On September 19, 1995, a stock purchase and sale agreement (Agreement) was executed by the Company, its then principal stockholder, and CBH Capital Corp. ("CBHCC") (formerly Meritage Capital Corp.). Under the agreement, the Company sold 1,500,000 shares of previously authorized newly issued common stock to CBHCC at a total price of $10,500,000. Upon execution of the agreement, CBHCC gave the Company a non-interest bearing promissory note in the amount of $10,500,000. The Note provides that CBHCC does not have to make any payments to the Company for five years from the date of the Note (September 19, 1995). Beginning on the fifth anniversary of the Note, CBHCC is required to make six annual payments of $1,625,000.

The Note is collateralized by the shares issued to CBHCC under the Agreement. The Note was discounted at 11% and is recorded as a reduction of stockholders' equity. Due to the change in market value of the shares collateralizing the loan, a valuation allowance of $4,666,755 was recorded as of November 30, 1998.

During the year ended November 30, 1996 the Company received an unscheduled principal payment of $750,000. As a result, the present value of the note was recalculated and reduced by approximately $290,000.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE N - EMPLOYEE BENEFIT PLANS

The Company maintained a defined contribution 401(k) plan that covered substantially all employees of the discontinued lodging industry segment. The plan was terminated November 30, 1997 and all plan assets will be distributed to plan participants subsequent and subject to compliance with various governmental regulations.

The Company maintains a 401(k) profit sharing plan that covers substantially all of its employees in the quick-service restaurant business. Contributions to the plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. Contributions to the plan by the Company totaled $27,720, $27,765 and $2,000 in 1998, 1997 and 1996, respectively.

NOTE O - OTHER INCOME

Other income of $509,590 in 1998 consisted primarily of income from the forfeiture of an earnest deposit in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

NOTE P - STOCK OPTION PLANS

The 1996 Management Equity Incentive Plan, as amended, authorized 725,000 shares of common stock to be granted for options that may be issued under the plan. The Board of Directors has the discretion to designate an option to be an incentive share option or a non-qualified share option. The plan provides that the option price is not less than the fair market value of the common stock at the date of grant. Unless the option agreement provides otherwise, options granted under the plan become exercisable on a cumulative basis at the rate of 20 percent during each of the second through sixth years after the date of grant. Options granted under the plan may have a term of from one to ten years.

The 1996 Directors' Share Option Plan, as amended, provides for the non-discretionary grant of options to non-employee directors of the Company to purchase a combined maximum of 120,000 shares. The plan provides that the option price is the fair market value of the common stock on the date of grant. The plan provides that each non-employee director, on the date such person becomes a non-employee director, will be granted options to purchase 5,000 shares of stock. Provided that such person is still serving as a non-employee director, they will automatically be granted options to purchase 1,000 additional shares each year thereafter on the date of the Annual Shareholders' Meeting. Options granted under the plan have a term of ten years.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE P - STOCK OPTION PLANS (CONTINUED)

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                                             1996 MANAGEMENT                          1996 DIRECTORS'
                                          EQUITY INCENTIVE PLAN                      STOCK OPTION PLAN
                                     ---------------------------------       --------------------------------
                                                        AVERAGE OPTION                         AVERAGE OPTION
                                     SHARES UNDER            PRICE           SHARES UNDER           PRICE
                                       OPTIONS             PER SHARE            OPTIONS           PER SHARE
                                     ------------       --------------       -------------     --------------
Outstanding at
     December 1, 1995                        --                                     --
Granted during 1996                     190,000                                 50,000
                                        -------                                 ------
Outstanding at
     November 30, 1996                  190,000               $7.00             50,000               $7.00
                                                              =====                                  =====
Granted during 1997                     143,500                                  6,000
Forfeited during 1997                   (35,000)                                    --
                                        -------                                 ------
Outstanding at
     November 30, 1997                  298,500               $7.00             56,000               $4.00
                                                              =====                                  =====
Granted during 1998                     147,500                                 18,000
Forfeited during 1998                  (178,500)                                    --
                                        -------                                 ------
Outstanding at
     November 30, 1998                  267,500               $3.50             74,000               $1.40
                                        =======               =====             ======               =====

Exercisable at:
     November 30, 1996                       --                                 50,000
                                        =======                                 ======

     November 30, 1997                   28,500                                 56,000
                                        =======                                 ======

     November 30, 1998                   48,500                                 74,000
                                        =======                                 ======

Available for grant at:
     November 30, 1996                  110,000                                 10,000
                                        =======                                 ======

     November 30, 1997                  171,500                                 64,000
                                        =======                                 ======

     November 30, 1998                  457,500                                 46,000
                                        =======                                 ======

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

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE P - STOCK OPTION PLANS (CONTINUED)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants in 1998: dividend yield of 0%, expected volatility ranging from 81.6% - 83.6% in 1998 and 10.5% - 63.4% in 1997, risk-free interest rates ranging from 4.8% - 5.8% in 1998 and 6.2% - 7.0% in 1997 and expected life of ten years.

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

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                 YEARS ENDED NOVEMBER 30,
                                                ---------------------------
                                                   1998            1997
                                                ----------      -----------
             Net earnings (loss)
               As reported                      $1,130,702      $(1,690,850)
               Pro forma                        $  955,272      $(2,196,909)

             Earnings (loss) per share
               As reported                      $      .21      $     (0.56)
               Pro forma                        $      .17      $     (0.72)

NOTE Q - COMMITMENTS AND CONTINGENCIES

The Company has entered into mortgage note agreements in the amount of $1,940,000 to finance the land and building for two new Wendy's restaurants. The mortgage notes carry a 20 year term with an interest rate equal to 2.75% over the then current 10 year treasury rate. The interest rate will be fixed as of the date that construction is completed, which is expected in February and March 1999. As of November 30, 1998, the Company had borrowed $310,717 on these loans. The available construction draws will be sufficient to fund the remaining construction costs.

The Company has also received a forward commitment in the amount of $3,750,000 to finance the land, building and equipment for three additional restaurants. This commitment is for 20 year mortgages and 7 year equipment loans at an interest rate equal to 4% and 5% over the then current same term treasury rate subject to a minimum interest rate of 9% and 10.5% for real estate and equipment financing, respectively. The Company has no obligation to utilize this financing.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1998, 1997 AND 1996

================================================================================

NOTE Q - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Uncertainty due to Year 2000 Issue - The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

NOTE R - LEGAL PROCEEDINGS

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         MERITAGE HOSPITALITY GROUP INC.
                             CONDENSED BALANCE SHEET
                                NOVEMBER 30, 1997

ASSETS
   Current assets:
     Cash and cash equivalents                                      $   118,716
     Receivable from sale of subsidiary's assets                      3,187,782
     Other current assets                                                29,025
                                                                    -----------
            Total current assets                                      3,335,523

      Property, plant and equipment, net                                301,952

      Investments in and advances to subsidiaries                    17,455,533

      Deferred income taxes                                             550,000

      Other assets                                                      402,281
                                                                    -----------

            Total assets                                            $22,045,289
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities:
     Current portion of long-term debt                              $ 4,438,776
     Other current liabilities                                          377,532
                                                                    -----------
         Total current liabilities                                    4,816,308

      Deferred income taxes                                             740,000

      Long-term debt                                                 16,459,020
                                                                    -----------

            Total liabilities                                        22,015,328

STOCKHOLDERS' EQUITY
      Capital stock                                                   7,315,222
      Accumulated deficit                                            (7,285,261)
                                                                    -----------
            Total stockholders' equity                                   29,961
                                                                    -----------

            Total liabilities and stockholders' equity              $22,045,289
                                                                    ===========

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
                                                                   ===========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      Additions
                                          ----------------------------------
                        Balance at              (1)              (2)
                        beginning           Charged to     Charged to other     Deductions-       Balance at
   Description          of period         Cost & Expenses  accounts-describe     describe       end of period
-------------------------------------------------------------------------------------------------------------
VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

Year ended November 30:

       1998              $970,000              -0-            $(362,000)*           -0-            $608,000

       1997               729,000              -0-              241,000*            -0-             970,000

       1996                39,300              -0-              689,700*            -0-             729,000


*  Increase (decrease) to adjust allowance to the amount of net deferred taxes.

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




January 9, 1998, except for Notes 6 and 7
     which are as of January 30, 1998

                                                                       WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                                                     BALANCE SHEETS

===================================================================================================================

November 30,                                                                           1997                  1996
-------------------------------------------------------------------------------------------------------------------
ASSETS (Note 3)

CURRENT ASSETS
     Cash                                                                       $   601,562           $   394,066
     Receivables, including amounts due from related parties                        258,282               215,879
     Inventories                                                                    156,746               180,250
     Prepaid expenses                                                               149,003               125,445
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              1,165,593               915,640
-------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Land                                                                           749,000               749,000
     Leasehold improvements                                                       2,144,520             2,192,253
     Buildings and improvements                                                   2,398,127             2,398,127
     Furnishings and equipment                                                    4,893,418             4,296,289
     Vehicles                                                                        79,734                79,734
     Leased property under capital leases (Note 4)                                2,825,338             2,825,338
-------------------------------------------------------------------------------------------------------------------

                                                                                 13,090,137            12,540,741
     Less accumulated depreciation and amortization                               7,236,594             6,643,697
-------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                        5,853,543             5,897,044
-------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
     Goodwill, net of amortization of $2,179,320 and $1,981,200
                                                                                  1,782,967             1,981,087
     Franchise fees, net of amortization of $406,552 and $395,488
                                                                                    153,448               154,512
     Other                                                                           70,130               127,404
-------------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                                2,006,545             2,263,003
-------------------------------------------------------------------------------------------------------------------


                                                                                $ 9,025,681           $ 9,075,687
===================================================================================================================

                                                                       WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                                                     BALANCE SHEETS

===================================================================================================================

November 30,                                                                            1997                 1996
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                           $    591,773         $    770,770
     Accruals:
         Salaries and wages                                                          368,611              349,320
         Taxes                                                                       258,854              267,698
         Percentage rent                                                              88,086              107,257
     Other current liabilities, including amounts due to related parties
                                                                                      51,492               38,546
     Current maturities of long-term debt (Note 3)                                   126,294                   --
     Current maturities of obligations under capital leases (Note 4)
                                                                                     264,372              232,442
-------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          1,749,482            1,766,033

DEFERRED COMPENSATION (Note 2)                                                            --               61,444

OBLIGATIONS UNDER CAPITAL LEASES, less current maturities (Note 4)
                                                                                   1,689,628            1,953,999

LONG-TERM DEBT, less current maturities (Note 3)                                   2,059,411            2,192,351
-------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                  5,498,521            5,973,827
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5, 6 and 7)

PARTNERS' EQUITY (Note 1)
     Limited Partners                                                              3,551,822            3,130,775
     General Partner                                                                 (24,662)             (28,915)
-------------------------------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                                             3,527,160            3,101,860
-------------------------------------------------------------------------------------------------------------------

                                                                                $  9,025,681         $  9,075,687
===================================================================================================================
                                                                     See accompanying notes to financial statements.

                                                                                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                                                          STATEMENTS OF INCOME

==============================================================================================================================

                                                                                                Eleven
                                                                      YEAR ENDED          months ended            Year ended
                                                                    NOVEMBER 30,          November 30,          December 31,
                                                                            1997                  1996                  1995
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                            $26,860,546           $24,438,338           $25,364,596

COST OF SALES                                                          7,672,613             7,222,691             7,390,886
------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                          19,187,933            17,215,647            17,973,710

EXPENSES (INCOME)
     Restaurant operating costs, including amounts to
         related parties:
         Labor                                                         7,547,115             6,747,046             6,962,082
         Occupancy                                                     2,785,973             2,555,026             2,526,139
         Advertising                                                   1,638,409             1,535,930             1,519,903
         Food service supplies                                         1,075,263             1,008,536             1,087,791
         Royalties                                                     1,074,427               977,508             1,014,569
         Other                                                         2,058,380             1,838,291             1,988,597
------------------------------------------------------------------------------------------------------------------------------

    Total restaurant operating costs                                  16,179,567            14,662,337            15,099,081

     General and administrative expenses, including
         amounts to related parties                                    1,362,199             1,046,177             1,250,468
     Depreciation and amortization                                       858,563               768,653               852,803
     Interest expense                                                    431,684               403,435               511,939
     Loss on disposal of assets (Note 1)                                 218,601                25,453                 1,097
     Other income                                                       (287,981)             (249,260)             (236,309)
     Insurance proceeds in excess of net book value of
         fire damaged assets                                                  --                    --               (32,377)
------------------------------------------------------------------------------------------------------------------------------

Net expenses                                                          18,762,633            16,656,795            17,446,702
------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                                         425,300               558,852               527,008

EXTRAORDINARY ITEM - loss on
         extinguishment of debt                                               --                    --               (20,536)
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                           $   425,300           $   558,852           $   506,472
==============================================================================================================================

                                                                                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                                                          STATEMENTS OF INCOME

==============================================================================================================================

                                                                                                Eleven
                                                                      YEAR ENDED          months ended            Year ended
                                                                    NOVEMBER 30,          November 30,          December 31,
                                                                            1997                  1996                  1995
------------------------------------------------------------------------------------------------------------------------------
Net income attributed to:
     Limited Partners                                                $   421,047           $   553,263           $   501,407
     General Partner                                                       4,253                 5,589                 5,065
------------------------------------------------------------------------------------------------------------------------------

                                                                     $   425,300           $   558,852           $   506,472
------------------------------------------------------------------------------------------------------------------------------

Income before extraordinary item per unit of limited
     partnership interest (1,256.8 units outstanding)                $    335.02           $    440.22           $    415.14
------------------------------------------------------------------------------------------------------------------------------

Extraordinary item - loss on extinguishment of debt
     per unit of limited partnership interest (1,256.8
     units outstanding)                                              $        --           $        --           $    (16.18)
------------------------------------------------------------------------------------------------------------------------------

Net income per unit of limited partnership interest
     (1,256.8 units outstanding)                                     $    335.02           $    440.22           $    398.96
------------------------------------------------------------------------------------------------------------------------------

                                                                  WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                     STATEMENTS OF CHANGES IN PARTNERS' EQUITY

==============================================================================================================

                                                                        Limited      General
                                                                       Partners      Partner           Total
--------------------------------------------------------------------------------------------------------------
BALANCE, January 1, 1995                                             $2,955,865     $(30,682)     $2,925,183

Net income for the year                                                 501,407        5,065         506,472

Distributions to partners                                              (565,560)      (5,713)       (571,273)
--------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995                                            2,891,712      (31,330)      2,860,382

Net income for the period                                               553,263        5,589         558,852

Distributions to partners                                              (314,200)      (3,174)       (317,374)
--------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 1996                                            3,130,775      (28,915)      3,101,860

Net income for the year                                                 421,047        4,253         425,300
--------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 1997                                           $3,551,822     $(24,662)     $3,527,160
==============================================================================================================
                                                                See accompanying notes to financial statements.

                                                                     WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                                         STATEMENTS OF CASH FLOWS

=================================================================================================================

                                                                                         Eleven
                                                                  YEAR ENDED       months ended     Year ended
                                                                NOVEMBER 30,       November 30,    December 31,
                                                                        1997               1996           1995
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income                                                    $  425,300        $  558,852      $   506,472
    Adjustments to reconcile net income to net cash
        from operating activities:
        Loan costs written off due to refinancing                         --                --           20,536
        Loan costs incurred due to refinancing                            --                --          (31,477)
        Depreciation and amortization                                858,563           768,653          852,803
        Loss on disposal of property and equipment                   218,601            25,453            1,097
        Undepreciated cost of equipment destroyed
           by fire                                                        --                --            1,194
        Decrease (increase) in cash value of
           life insurance                                             61,444           (61,444)              --
        Increase (decrease) in deferred compensation                 (61,444)           61,444               --
        Changes in operating assets and liabilities:
           Receivables                                               (42,403)         (161,992)          13,681
           Inventories                                                23,504           (34,443)          16,968
           Prepaid expenses                                          (23,558)           13,757           25,429
           Accounts payable                                         (178,997)          (14,585)          (8,681)
           Accrued salaries and wages                                 19,291            44,276           21,391
           Accrued taxes                                              (8,844)          (26,007)         (35,821)
           Accrued percentage rent                                   (19,171)           27,441           (6,580)
           Other current liabilities                                  12,946              (417)         (11,234)
-----------------------------------------------------------------------------------------------------------------

Net cash from operating activities                                 1,285,232         1,200,988        1,365,778
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Proceeds from disposal of property and equipment                      --             5,449          122,500
    Additions to property and equipment                             (572,906)         (427,872)        (471,092)
    Payment of franchise fees                                        (10,000)               --          (50,000)
    Purchase of other assets                                         (11,106)           (8,784)              --
-----------------------------------------------------------------------------------------------------------------

Net cash for investing activities                                   (594,012)         (431,207)        (398,592)
-----------------------------------------------------------------------------------------------------------------

                                                                     WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                                         STATEMENTS OF CASH FLOWS

=================================================================================================================

                                                                                         Eleven
                                                                  YEAR ENDED       months ended     Year ended
                                                                NOVEMBER 30,       November 30,    December 31,
                                                                        1997               1996           1995
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from long-term debt                                  $       --        $       --      $ 2,022,499
    Repayment of short-term notes payable                                 --                --         (102,724)
    Repayment of long-term debt                                     (251,282)         (307,989)      (2,537,612)
    Payments made on obligations under
        capital leases                                              (232,442)         (161,550)        (142,920)
    Distributions to partners                                             --          (317,374)        (571,273)
-----------------------------------------------------------------------------------------------------------------

Net cash for financing activities                                   (483,724)         (786,913)      (1,332,030)
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                      207,496           (17,132)        (364,844)

CASH, beginning of period                                            394,066           411,198          776,042
-----------------------------------------------------------------------------------------------------------------

CASH, end of period                                               $  601,562        $  394,066      $   411,198
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION
    Cash paid for interest expense                                $  437,014        $  408,680      $   499,673
=================================================================================================================

NONCASH INVESTING AND FINANCING TRANSACTIONS
    Long-term debt incurred for purchase of
        equipment                                                 $ 244,637         $      --       $       --
    Capital lease obligation incurred for use
        of equipment                                                     --           379,591               --
    Retirement of note payable - bank with new
        revolving term note payable - bank                               --                --        1,331,221
=================================================================================================================
                                                                  See accompanying notes to financial statements.

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


3.      LONG-TERM DEBT            Long-term debt at November 30, 1997 and 1996
                                  consisted of the following:

                                  November 30,                                         1997          1996
                                  -------------------------------------------------------------------------
                                  Revolving term note payable - bank             $2,037,111    $2,192,351
                                  Equipment note payable                            148,594            --
                                  -------------------------------------------------------------------------

                                                                                  2,185,705     2,192,351
                                  Less current maturities                           126,294            --
                                  -------------------------------------------------------------------------

                                  Long-term debt, less current maturities
                                                                                 $2,059,411    $2,192,351
                                  -------------------------------------------------------------------------

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

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                                   The equipment note payable is unsecured and requires monthly payments of $11,290, including interest at 10% through January 1999.

                                   The following is a schedule by year of annual maturities under the loan agreements:

                                   Year ending November 30,
                                   ---------------------------------------------
                                   1998                              $  126,294
                                   1999                                  22,300
                                   2000                                 232,940
                                   2001                                 375,677
                                   2002                                 415,587
                                   Later years                        1,012,907
                                   ---------------------------------------------
                                                                     $2,185,705
                                  ----------------------------------------------

4.      DESCRIPTION OF             The Partnership leases land and buildings
        LEASING                    used in operations under operating
        ARRANGEMENTS               agreements, with remaining lease terms
        (INCLUDING THOSE           (including renewal options of up to thirteen
        WITH AFFILIATED            years) ranging from one to twenty-three
        PARTNERSHIP)               years. Included in the leases are five leases
                                   with parties related through common ownership with the former general partner. (See Note
                                   6.)

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


                                   Total lease expense (including taxes,
                                   insurance and maintenance when included in
                                   rent) related to all operating leases and all percentage rentals is as follows:

                                   Period ended                             1997        1996         1995
                                   -----------------------------------------------------------------------
                                   Leases with related parties:
                                      Minimum rentals                 $  143,127  $  266,358   $  230,848
                                      Percentage rentals                  79,948     168,370      150,867
                                   Other leases:
                                      Minimum rentals                    583,365     403,613      414,539
                                      Percentage rentals                 459,463     275,993      309,228
                                   -----------------------------------------------------------------------

                                                                      $1,265,903  $1,114,334   $1,105,482
                                   =======================================================================

                                   Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancelable operating leases in effect are as follows:

                                                                                    Capital     Operating
                                  Year ending November 30,                           leases        leases
                                  ------------------------------------------------------------------------
                                  1998                                           $  465,323    $  590,008
                                  1999                                              465,323       445,516
                                  2000                                              465,323       430,693
                                  2001                                              449,365       409,622
                                  2002                                              369,575       332,490
                                  Later years                                       400,373       308,263
                                  ------------------------------------------------------------------------

                                  Total minimum lease obligations                 2,615,282    $2,516,592
                                                                                               ==========
                                  Less amount representing interest imputed
                                      at approximately 11%                          661,282
                                  ----------------------------------------------------------

                                  Present value of minimum lease obligations     $1,954,000
                                  ==========================================================

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================


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