Form 10-Q
period 1999-02-28
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1999-03-31
CIK 808219

--------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 For the quarterly period ended February 28, 1999.

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

                                    YES [X]   NO [ ]



As of March 25, 1999 there were 5,748,421 outstanding Common Shares, $.01 par value.


--------------------------------------------------------------------------------

                              SAFE HARBOR STATEMENT

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

       Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, competition; changes in local and national economic conditions; changes in consumer tastes and views about the nutritional quality of quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; fluctuating insurance rates; the availability of an adequate number of employees; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Wendy's restaurants are subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health certification and food safety, and the operation of its restaurants. Because Meritage's restaurant operations are concentrated in smaller urban areas of Michigan, a marked decline in the Michigan economy could adversely affect Meritage's operations.



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

       The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998. The Company has restated its prior year consolidated statements of operations and cash flows to present the operating results of the lodging group business segment as a discontinued operation. The assets and liabilities of these operations at February 28, 1999 and November 30, 1998 are reflected on the balance sheet as a net liability (see Note B of the Company's financial statements). The results of operations for the three month period ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year.


                                                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                                           CONSOLIDATED BALANCE SHEETS
                                                     FEBRUARY 28, 1999 AND NOVEMBER 30, 1998

------------------------------------------------------------------------------------------------------------------------

                                                        ASSETS

                                                                       FEBRUARY 28,
                                                                          1999                 NOVEMBER 30,
                                                                        (UNAUDITED)               1998
                                                                        -----------               ----
 CURRENT ASSETS
    Cash and cash equivalents                                         $   1,081,619        $   2,109,358
    Receivables                                                              71,571               70,974
    Notes receivable, current portion                                     3,219,617            2,719,617
    Inventories                                                             163,659              165,156
    Prepaid expenses and other current assets                                72,922               90,796
                                                                      -------------        -------------

                  Total current assets                                    4,609,388            5,155,901

 PROPERTY, PLANT AND EQUIPMENT, NET                                      14,783,968           13,182,940

 OTHER ASSETS
    Note receivable, net of current portion                                    -                 500,000
    Goodwill, net of amortization of $199,140 and
      $153,758, respectively                                              5,110,583            5,155,965
    Franchise costs, net of amortization of $19,835 and
      $17,806, respectively                                                 655,165              632,194
    Financing costs, net of amortization of $6,628 and
      and $3,314, respectively                                              325,672              261,815
    Deferred charges and other assets                                        59,354               75,431
                                                                      -------------        -------------

                  Total other assets                                      6,150,774            6,625,405
                                                                      -------------        -------------

                  Total assets                                        $  25,544,130        $  24,964,246
                                                                      =============        =============






SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.



                                                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                                                     FEBRUARY 28, 1999 AND NOVEMBER 30, 1998

--------------------------------------------------------------------------------------------------------------------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      FEBRUARY 28,
                                                                           1999             NOVEMBER 30,
                                                                       (UNAUDITED)              1998
                                                                       -----------              ----
CURRENT LIABILITIES
   Current portion of long-term debt                                 $   1,683,202        $   1,199,458
   Current portion of obligations under capital leases                     302,654              294,577
   Short-term borrowings                                                 1,100,000            1,100,000
   Trade accounts payable                                                1,028,049              727,199
   Amount due related party                                                   -                 245,260
   Income taxes payable                                                      5,000               50,000
   Accrued liabilities                                                     939,403            1,308,987
                                                                     -------------        -------------

                 Total current liabilities                               5,058,308            4,925,481

LONG-TERM DEBT                                                          11,533,664           10,623,946

OBLIGATIONS UNDER CAPITAL LEASES                                         1,314,768            1,395,049

DEFERRED REVENUE                                                         1,925,185            1,992,026

NET LIABILITIES OF DISCONTINUED OPERATIONS                                 277,032              593,855

COMMITMENTS AND CONTINGENCIES                                                 -                     -

STOCKHOLDERS' EQUITY
   Preferred stock - $0.01 par value; authorized 5,000,000 shares;
     200,000 shares designated as Series A convertible cumulative preferred stock; issued and outstanding,
     44,520 shares (liquidation value - $445,200)                              445                  445
   Common stock - $0.01 par value; authorized 30,000,000
     shares; issued and outstanding, 5,742,586 shares                       57,426               57,426
   Additional paid in capital                                           13,299,467           13,299,467
   Note receivable from sale of shares, net of
     valuation allowance of $4,837,072 and
     $4,666,755, respectively                                           (1,660,962)          (1,660,962)
   Accumulated deficit                                                  (6,261,203)          (6,262,487)
                                                                     --------------       -------------

                 Total stockholders' equity                              5,435,173            5,433,889
                                                                     -------------        -------------

                 Total liabilities and stockholders' equity          $  25,544,130        $  24,964,246
                                                                     =============        =============








SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.





                                                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                          FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1999 AND 1998
                                                                  (UNAUDITED)


-------------------------------------------------------------------------------------------------------------------------

                                                                                                      1998
                                                                              1999                 (RESTATED)
                                                                          -----------             -------------

FOOD AND BEVERAGE REVENUE                                                 $ 6,493,030              $ 6,023,117

COSTS AND EXPENSES
    Cost of food and beverages                                              1,891,113                1,727,125
    Operating expenses                                                      3,809,769                3,727,743
    General and administrative expenses                                       510,107                  918,401
    Depreciation and amortization                                             297,996                  309,813
                                                                          -----------              -----------

                  Total costs and expenses                                  6,508,985                6,683,082
                                                                          -----------              -----------

LOSS FROM OPERATIONS                                                          (15,955)                (659,965)

OTHER INCOME (EXPENSE)
    Interest expense                                                         (330,347)                (370,053)
    Interest income                                                           130,168                  156,350
    Gain on sale of assets                                                    156,635                     --
    Minority interest                                                            --                     25,677
                                                                          -----------              -----------
                                                                              (43,544)                (188,026)

                                                                          -----------              -----------
                  Loss from continuing operations                             (59,499)                (847,991)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS - NOTE B                            70,800                 (351,813)
                                                                          -----------              -----------

                  NET EARNINGS (LOSS)                                          11,301               (1,199,804)

DIVIDENDS ON PREFERRED STOCK                                                   10,017                   31,137
                                                                          -----------              -----------

NET EARNINGS (LOSS) ON COMMON SHARES                                      $     1,284              $(1,230,941)
                                                                          ===========              ===========


NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                                 $     (0.01)             $     (0.23)
    Discontinued operations                                                      0.01                    (0.09)
                                                                          -----------              -----------

    Net earnings (loss)                                                   $      0.00              $     (0.32)
                                                                          ===========              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                     5,742,586                3,810,574
                                                                          ===========              ===========







SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.



                                                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED NOVEMBER 30, 1998 AND THE THREE MONTH PERIOD ENDED FEBRUARY 28, 1999
                                                                  (UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------------

                                            SERIES A                                      NOTE
                                         CONVERTIBLE                    ADDITIONAL     RECEIVABLE
                                          PREFERRED         COMMON        PAID-IN         SALE OF       ACCUMULATED
                                             STOCK          STOCK         CAPITAL         SHARES          DEFICIT           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1997            $      1,384    $     32,188   $ 12,982,295    $ (5,700,645)   $ (7,285,261)   $     29,961

Issuance of 1,999,935 shares of
  common stock                                 --            19,999      4,561,155            --              --         4,581,154

Conversion of 73,867 shares of
  convertible preferred shares into
  523,873 common shares                        (739)          5,239         (4,500)           --              --              --

Cancellation of 20,000 shares of
  convertible preferred stock                  (200)           --         (199,800)           --              --          (200,000)

Dividends paid - preferred stock               --              --             --              --          (107,928)       (107,928)

Recognition of interest income
  on note receivable from sale
  of shares                                    --              --          627,072        (627,072)           --              --

Establishment of valuation allowance
  on note receivable from sale
  of shares                                    --              --       (4,666,755)      4,666,755            --              --

Net earnings                                   --              --             --              --         1,130,702       1,130,702
                                       --------------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1998                    445          57,426     13,299,467      (1,660,962)     (6,262,487)      5,433,889


Dividends paid - preferred stock               --              --             --              --           (10,017)        (10,017)

Recognition of interest income
  on note receivable from sale
  of shares                                    --              --          170,317        (170,317)           --              --

Increase in valuation
  allowance on note receivable
  from sale of shares                          --              --         (170,317)        170,317            --              --

Net earnings                                   --              --             --              --            11,301          11,301
                                       ---------------------------------------------------------------------------------------------


BALANCE AT FEBRUARY 28, 1999           $        445    $     57,426   $ 13,299,467    $ (1,660,962)   $ (6,261,203)   $  5,435,173
                                       ===========================================================================================



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.



                                                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1999 AND 1998
                                                                  (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------
                                                                                                               1998
                                                                                        1999                (RESTATED)
                                                                                    -----------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                             $    11,301          $(1,199,804)
    Adjustments to reconcile net earnings (loss) to net
        cash used in operating activities
         Depreciation and amortization                                                  297,996              293,175
         Compensation and fees paid by issuance of common stock                            --                  1,691
         Minority interest in net loss of consolidated subsidiaries                        --                (25,677)
         Interest income on note receivable from sale of shares                            --               (153,439)
         Interest expense refinanced as long-term debt                                     --                  5,299
         Decrease (increase) in cash value of life insurance                              9,656               (8,884)
         Decrease in deferred revenue                                                   (66,841)                --
         Decrease in current assets                                                      18,774               77,737
         Decrease in net (liabilities) assets of discontinued operations               (316,822)             128,054
         (Decrease) increase in current liabilities                                     (358,994)             709,224
                                                                                    -----------          -----------

                Net cash used in operating activities                                  (404,930)            (172,624)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                        (1,841,879)             (90,675)
    Payment for franchise agreement                                                     (25,000)                --
    Increase in other assets                                                               --                (77,376)
                                                                                    -----------          -----------

                Net cash used in investing activities                                (1,866,879)            (168,051)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                      1,489,499              475,000
    Payment of financing costs                                                          (67,171)                --
    Principal payments of long-term debt                                                (96,037)            (224,094)
    Payments on obligations under capital leases                                        (72,204)             (63,437)
    Proceeds from issuance of stock                                                        --                  2,325
    Preferred dividends paid                                                            (10,017)             (31,137)
                                                                                    -----------          -----------

                Net cash provided by financing activities                             1,244,070              158,657
                                                                                    -----------          -----------

                Net decrease in cash                                                 (1,027,739)            (182,018)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       2,109,358            1,061,475
                                                                                    -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $ 1,081,619          $   879,457
                                                                                    ===========          ===========



SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.



                                                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                          FOR THE THREE MONTH PERIODS ENDED FEBRUARY 28, 1999 AND 1998


----------------------------------------------------------------------------------------------------------------------------------
NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION
                                                                                                      1998
                                                                               1999                (RESTATED)
                                                                             ----------           -----------

Cash paid for interest expense                                              $  330,346               $  293,200
                                                                            ==========                =========

Schedule of non-cash investing and financing transactions

    Acquisition of remaining 46% of Wendy's of West Michigan Limited
    Partnership, including assets acquired and liabilities assumed
         Fair value of tangible and intangible assets acquired                                       $2,744,387
         Reduction of minority interest                                                               1,575,738
                                                                                                      ---------

         1,772,359 common shares issued                                                              $4,320,125
                                                                                                     ==========


NOTE B - DISCONTINUED OPERATIONS

         Effective May 31, 1998, the Company began accounting for its lodging business segment as discontinued operations. As of February 28, 1999 and November 30, 1998, assets and liabilities of the discontinued lodging business segment included in the balance sheet are summarized below:

                                                                           FEBRUARY 28,               NOVEMBER 30
                                                                               1999                       1998
                                                                           -----------                ------------
Assets
     Current assets                                                        $   6,645                   $  13,264
     Other assets                                                             16,511                      16,511
Liabilities
     Current liabilities                                                    (300,188)                   (623,630)
                                                                           ---------                   ---------

Net liabilities of discontinued operations                                 $(277,032)                  $(593,855)
                                                                           =========                   =========

       A summary of the results of operations of the discontinued operations for the three month periods ended February 28, 1999 and 1998 is as follows:

For the three months ended  February 28,                                       1999                       1998
                                                                           -------------              ------------
    Revenues                                                               $      --                  $ 2,040,298
    Costs and expenses                                                            --                    2,044,467
                                                                            -----------                -----------
    Earnings from operations                                                      --                       (4,169)
    Other income (expense), net                                                   --                     (347,644)
                                                                           -----------                -----------
    Loss from operations of discontinued operations                               --                     (351,813)
    Gain on disposal of discontinued operations                                (70,800)                      --
                                                                           -----------                -----------
    Net income (loss) from discontinued operations                         $    70,800                $  (351,813)
                                                                           ===========                ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
                              CONTINUING OPERATIONS

       The Company's continuing operations consists of 27 "Wendy's Old Fashioned Hamburgers" restaurants (under franchise agreements with Wendy's International) throughout Western and Southern Michigan. Due to the discontinuance of the lodging business segment, results of continuing operations for the three month periods ended February 28, 1999 and 1998 (as restated), also include expenses related to the Company's corporate office and are summarized in the following table:


                                                                                 Statements of Operations
                                                          --------------------------------------------------------------

                                                                        Three month periods ended February 28,
                                                          ---------------------------------------------------------------

                                                                   $ (000's)                           % of Revenue
                                                          --------------------------          ---------------------------
                                                             1999             1998               1999               1998
                                                          ---------        ---------          --------          ---------

Food and beverage revenue                                 $ 6,493            $ 6,023              100.0%            100.0%
Costs and expenses
    Cost of food and beverages                              1,891              1,727               29.1              28.7
    Operating expenses                                      3,810              3,728               58.7              61.9
    General and administrative
       Restaurant operations                                  277                347                4.3               5.8
       Corporate level expenses                               233                571                3.5               9.5
    Depreciation and amortization                             298                310                4.6               5.1
                                                          -------            -------            -------           -------
        Total costs and expenses                            6,509              6,683              100.2             111.0
                                                          -------            -------            -------           -------

Loss from operations                                          (16)              (660)              (0.2)            (11.0)

Other income (expense)
    Interest expense                                         (330)              (370)              (5.1)             (6.1)
    Interest income                                           130                156                2.0               2.6
    Gain on sale on assets                                    157                 --                2.4                --
    Minority interest                                          --                 26                 --               0.4
                                                          -------            -------            -------           -------
      Total other income (expense)                            (43)              (188)              (0.7)             (3.1)
                                                          -------            -------            -------           -------

Loss from continuing operations                           $   (59)           $  (848)              (0.9%)           (14.1%)
                                                          =======            =======            =======           =======


REVENUE

     Food and beverage revenue increased $470,000 or 7.8% for the three months ended February 28, 1999 compared to the same period of 1998. Food and beverage revenues in 1999 include $41,000 of revenue from a new restaurant which opened February 18, 1999. Food and beverage revenue on a per restaurant basis for restaurants in operation during both the three months ended February 28, 1999 and 1998 are set forth in the following table:



                                                                Average Net Sales Per Restaurant Unit
                                                                -------------------------------------

                                                 1999                1998             Increase           % Increase
                                             -----------         -----------       --------------        ------------

Three months ended February 28               $  258,066          $  240,925         $    17,141             7.1%


       The 7.1% increase in same store sales for the three months ended February 28, 1999 compared to the same period of 1998 was primarily due to the success of two promotions (i) "late night" business - restaurants are now staying open later on a year around basis which has resulted in sales growth of $113,000 during the late night period for the three months ended February 28, 1999, and
(ii) an increase of $447,000 in "combo" sales and "upsizing" (the addition of a larger beverage or larger french fry to the standard combo meal for an additional 39 cents). Same store sales were also enhanced by the relatively mild winter weather conditions experienced in the first quarter of 1999. These sales increases were offset by a $62,000 decrease in sales during the first quarter of 1999 compared to the same period of 1998 due to the termination of cold bar sales in all of the Company's restaurants on April 1, 1998, carried out at the direction of Wendy's International, Inc. Sales during the first three months of 1999 continued to be negatively impacted by intense competition throughout the quick-service industry including price discounting. The Company and Wendy's International have continued to resist engaging in deep price discounting, choosing instead to combat low prices of its competitors with the "value menu" offerings and high quality, made-to-order products. There were no increases in the average price of menu items during the three month period ended February 28, 1999 compared to the same period of 1998.

COST OF FOOD AND BEVERAGES

       Cost of food and beverages as a percentage of food and beverage revenue was 29.1% for the three months ended February 28, 1999 compared to 28.7% for the three months ended February 28, 1998. The increase in food cost percentage was primarily attributable to an increase in the cost of chicken products of approximately 12% in the first quarter of 1999 compared to the same period of 1998 (from an average of $2.02 per pound in the first quarter of 1998 to an average of $2.26 per pound in the first quarter of 1999). Continued and consistent emphasis on food cost controls contributed to containment of other food and beverage costs.

OPERATING EXPENSES

       Operating expenses decreased 3.2 percentage points for the three months ended February 28, 1999 compared to the same period of 1998 (from 61.9% of revenue in 1998 to 58.7% of revenue in 1999). The decrease was due to the combination of (i) decreased rent expense, (ii) reduced advertising costs, and
(iii) increased payroll costs.

- Rent expense for the quarter decreased $97,000 when compared to the same period of 1998. This reduction in rent expense resulted from the September 1998 purchase of five restaurants which were previously leased. The Company realized a corresponding increase in interest and depreciation expense due to this purchase.

- Advertising costs decreased $90,000, from $381,000 in the first quarter of 1998 to $291,000 for the same period of 1999. Approximately $49,000 of the decrease in advertising costs resulted from an agreement between Wendy's International and Coca-Cola USA whereby the national advertising fee paid to Wendy's International was reduced by .75% of sales for the quarter. The Company also received a $30,000 credit from its local advertising co-op resulting from excess funding in 1998. Additionally, the Company realized a $38,000 increase in advertising reimbursements under its current contract with Pepsi-Cola Company compared to reimbursements under its previous contract with Coca-Cola. Due to the increased sales volume, these decreases were slightly offset by an increase in advertising costs which are primarily based on a percentage of sales.

- Payroll and related costs increased from $2,002,000 (33.2% of revenue) for the first quarter of 1998 to $2,211,000 (34.0% of revenue) for the same period of 1999. The increase was primarily due to a 4.7% increase in the average hourly pay rate, from an average of $5.95 per hour for the first quarter of 1998 compared to $6.23 per hour for the first quarter of 1999. This increase was compounded by an 18% increase in health insurance costs (approximately $30,000). Labor costs were also negatively impacted by higher than normal labor costs due to start-up salary and training costs related to the Company's two new stores opened in February and March of 1999.

GENERAL AND ADMINISTRATIVE

       Restaurant Operations

       General and administrative expenses decreased $70,000 for the three months ended February 28, 1999 compared to the same period of 1998 (from $347,000 to $277,000). As a percentage of revenue, general and administrative expenses decreased from 5.8% of revenue for the three months ended February 28, 1998 to 4.3% of revenue for the same period of 1999. Approximately $32,000 of this decrease was due to the elimination of the general partner administrative fee effective December 16, 1998. Additionally, professional fees were reduced by approximately $23,000, and travel and entertainment costs decreased approximately $13,000.

       Corporate Level Expenses

       Corporate level expenses decreased $338,000, from $571,000 in the first quarter of 1998 to $233,000 for the same period of 1999. This 59% decrease was primarily due to (i) a $113,000 decrease in salaries and bonuses associated with the discontinuance of the lodging business segment and a reduction in executive level and other positions, (ii) a $188,000 decrease in legal expenses which were unusually high in the first quarter of 1998 due to the litigation brought by the former general partner of the now dissolved Wendy's of West Michigan Limited Partnership, and (iii) a $47,000 decrease in life insurance expense as certain of the policies were sold during the first quarter of 1999.

INTEREST EXPENSE

       Interest expense for the first quarter of 1999 and 1998 was $330,000 and $370,000, respectively. Long-term debt was restructured during the fourth quarter of 1998 which resulted in a weighted average interest rate of approximately 9.0% for the first quarter of 1999 compared to approximately 13.75% for the first quarter of 1998. This significant reduction in average interest rates more than offset the Company's increase in long-term debt and was the primary reason for the decline in interest expense.

INTEREST INCOME

     Interest income decreased $26,000 for the first quarter of 1999 compared to the same period of 1998, from $156,000 to $130,000. During the first quarter of 1998, the Company recognized $153,000 of non-cash interest income on the Company's note receivable from the sale of stock. In the second quarter of 1998, the Company discontinued its recognition of this interest income and reversed the amount of year-to-date interest income recognized. This adjustment to interest income was made as a result of the Company's determination that a valuation allowance was appropriate due to the longer term price trend of the stock, which serves as collateral for the note receivable. Because of the decrease in the value of the collateral securing the note receivable, a valuation allowance of $4,837,072 has been made to adjust the note receivable to its estimated realizable value if the shares of common stock securing the note were sold and the proceeds were applied to the note receivable. As detailed in the Company's Statement of Stockholders' Equity, the valuation allowance has no net effect on the Company's total stockholders' equity. The cash interest income of $130,000 recognized in the first quarter of 1999 is the result of interest earned on the notes receivable obtained in the sale of the Thomas Edison Inn and the Grand Harbor Resort & Yacht Club, as well as from cash reserves.

GAIN ON SALE OF ASSETS

       The Company recognized a gain on the sale of assets of $157,000 for the three months ended February 28, 1999 compared to no such gains in 1998. The gain on sale of assets was the result of the sale of life insurance policies during the first quarter of 1999.

                     DISCONTINUED OPERATIONS - LODGING GROUP

         During the second quarter of 1998, the Company entered into agreements to sell its two hotel properties resulting in the discontinuance of the Company's lodging business segment as of May 31, 1998. For details of the impact on the Company's operating results see Note B of the Company's Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash and cash equivalents ("cash") decreased $1,027,739 from $2,109,358 as of November 30, 1998 to $1,081,619 as of February 28, 1999. The decrease in cash was the result of the following:

    Net cash used in operating activities                         $  (404,930)
    Net cash used in investing activities                          (1,866,879)
    Net cash provided by financing activities                       1,244,070
                                                                   ----------

    Net decrease in cash                                          $(1,027,739)
                                                                  ===========

     Net cash used by operating activities decreased $232,000 for the three months ended February 28, 1999 compared to the same period of 1998 despite an increase in net income of $1,211,000. The decrease was due to a significant reduction in current liabilities (other than current portions of long-term debt and capital lease obligations) and a significant reduction in liabilities of discontinued operations from November 30, 1998 to February 28, 1999, compared to a significant increase in current liabilities for the corresponding period of last year.

       Net cash used in investing activities increased $1,699,000 for the three months ended February 28, 1999 compared to the same period of 1998. The increase in cash used by investing activities was the result of the purchase of property and equipment totaling $1,773,000 in connection with the development of two new restaurants which opened in February and March of 1999, and the acquisition of land for a third restaurant which is currently under construction.

     Net cash provided by financing activities increased $1,085,000 for the three months ended February 28, 1999 compared to the same period of 1998. The increase in cash provided by financing activities was primarily the result of a $1,015,000 increase in proceeds from long-term debt which were used to acquire the assets described above related to new store development.

FINANCIAL CONDITION

       As of February 28, 1999, the Company's current liabilities exceeded its current assets by $448,920, compared to November 30, 1998 when current assets exceeded current liabilities by $230,420. At these dates, the ratios of current assets to current liabilities were 0.91:1 and 1.05:1, respectively. The above discussion of cash flows for the three months ended February 28, 1999 explains the decrease in cash as well as the most significant reasons for the decrease in working capital.

       As of February 28, 1999, the terms and balances of the Company's long-term debt consisted primarily of the following:

         - $8,613,000 mortgage notes payable requiring monthly payments of $72,372, including interest at rates ranging from 7.77% to 8.15% through September and October 2018.

         - $1,103,437 notes payable requiring monthly payments of $10,802 including interest at 8.15% through September 1, 2018.

         - $1,250,187 construction notes payable requiring monthly payments of interest only at rates ranging from 7.27% to 7.50% through the completion of the building construction, at which time a permanent mortgage note will be secured.

         - $550,000 note payable due May 29, 1999 including accrued interest at the bank's prime rate (currently 7.75%). This note payable will be replaced with permanent long-term financing.

         - $1,375,000 obligation arising from the $1,375,000 note receivable from the sale of the Grand Harbor Resort & Yacht Club, which note receivable was assigned with recourse to the Chairman of the Board as part of a separate transaction. Due to the recourse nature of the obligation, it is accounted for as a current portion of long-term debt in the Financial Statements. The related note receivable is accounted for as a current asset. Because the obligation was assigned with recourse, to the extent the note receivable is not paid by the maker, the Company would be required to make payment to the assignee upon completion of its collection efforts.

         - $325,242 equipment notes payable requiring monthly payments of $8,126, including interest at rates ranging from 7.5% to 8.8%.

       The various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

         - Fixed Charge Coverage Ratio ('FCCR') of 1.2 : 1 for the Wendy's operation as a whole;

         - FCCR of 1.2 : 1 for the Wendy's restaurants that are subject to a real estate mortgage;

         - FCCR of 1.4 : 1 for the Wendy's restaurants that are subject to both a real estate mortgage and a business value loan; and

         - a restriction against using operating cash flow from the Wendy's business to fund corporate level expenses if such funding would cause the FCCR to be less than 1.2 : 1.

         At February 28, 1999, the Company was in compliance with these covenants.

       The cash flow management issues currently facing the Company can be broken down into three areas: (i) operations of the Wendy's restaurants, (ii) corporate level expenses, and (iii) investment in new restaurants.

       Fiscal 1999 presents a new challenge as the Company is funding certain pre-opening costs associated with the anticipated opening of four new restaurants during the latter three quarters of this fiscal year. One of these restaurants opened on March 18, 1999. The Company estimates capital expenditures for the next twelve months at its existing Wendy's restaurants to be approximately $500,000 for building improvements and furniture, fixtures and equipment purchases.

       The Company has invested approximately $2.5 million for the two new Wendy's restaurants that opened in February and March 1999. It is estimated that an additional investment of approximately $1,250,000 will be made for the real estate of a third Wendy's restaurant expected to open in the third quarter of fiscal 1999, and that operating leases will be entered into on the real estate for two other new restaurants during the current fiscal year. The Company has received forward commitments to fund the real estate at interest rates ranging from 7.5% - 9.15% based on current interest rates. The Company anticipates financing 90% of the cost of the real estate through the use of external financing. Additionally, the Company estimates that an investment of $825,000 will be required for equipment packages and franchise fees associated with the anticipated opening the remaining three new Wendy's restaurants during the current fiscal year. It is anticipated that approximately $600,000 of this equipment investment will be funded through the use of external financing. The Company has received multiple equipment financing proposals at terms of five to seven years with interest rates ranging from 7.3% - 8.0%.

       Related to the two new restaurants that opened in February and March 1999, the Company has secured mortgage financing totaling $1,940,000, of which $1,476,000 has been borrowed to date. When the final loan distributions are made and the loan documents are finalized, the construction financing will be converted to permanent 20-year mortgages which will carry a fixed interest rate of 2.75% over the then current 10-year treasury rate. Based on current treasury rates, the rate would be approximately 7.9%. The remaining available construction draws of $464,000 are expected to fund the remaining construction costs.

       The Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's restaurants that may be utilized to fund corporate level expenses. The Company anticipates that the corporate level expenses will be funded primarily with cash flow from the Wendy's operations in accordance with the loan covenants, as well as from cash proceeds generated from non-operating activities. These activities include the sale of life insurance policies, investment interest income, and the collection of certain notes receivable. Corporate level expenses in fiscal 1999 are expected to be significantly lower than in fiscal 1998. The Company has implemented a number of significant general and administrative cost cutting measures to achieve these cost reductions. However, there can no assurance that the Company will be able to fully achieve its planned cost reductions, either as to dollar amount or timing of the cost cutting measures.

       In light of these operational and investment cash flow management challenges, the Company plans to meet its current obligations over the next twelve months by:

     -    Utilizing cash reserves in excess of $1,000,000.

     - Using $900,000 of annual projected operating cash generated from existing Wendy's restaurants.

     - Generating additional operating cash flow from restaurants opened in fiscal 1999.

     -    Exploring the acquisition of a working capital line of credit.

     - Collecting on the Company's notes receivable which are expected to produce net proceeds of approximately $740,000.

     - Exploring the financing of certain of the planned capital expenditures and improvements as opposed to paying cash, specifically with respect to the planned renovations at existing Wendy's restaurants.

     - Exploring the financing of equipment packages for certain of the new restaurants as opposed to making a cash investment.

     -    Reducing or deferring the capital expenditures described above.

     There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected. Also, notes receivable totaling $3,219,617 have been assigned with recourse. To the extent those notes are not paid by their makers, the Company would be obligated to make the payments to the assignees upon completion of its collection efforts. Collection efforts would include all attempts to foreclose on collateral. Although the Company believes that the collateral is sufficient to cover the remaining obligations on those notes, there is no assurance that the Company would be able to effect such a realization when payments on the notes would ultimately be due to the assignees, and no assurances that the amounts recovered would be sufficient to cover amounts due those assignees. In such circumstances, the Company would be required to secure necessary funds through borrowings or other means.

COMPUTER SYSTEMS - YEAR 2000 IMPACT

       The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990's are susceptible to a well publicized problem associated with an inability to process date related information beginning with the year 2000. Almost all of the Company's computer hardware was acquired within the past three years. The Company is completing its review of its computer hardware and software with the assistance of the software designers to ensure that all significant software applications are year 2000 compliant. Based on the results of the review to date, the Company believes that the point-of-sale system, which monitors all sales, inventory and labor activity, is year 2000 compliant. The critical systems which are used to produce financial statements (general ledger module), process purchases and cash disbursements (accounts payable module), and process payroll have also been tested and are year 2000 compliant. However, the Company's software used to compare actual product usage with planned product usage is not year 2000 compliant. The Company plans to replace its product usage software with software that is year 2000 compliant.

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

     2) Financial Statements, Cash Disbursements and Payroll Systems - The Company would initiate one or more of the following contingency plans until the year 2000 issue can be corrected (i) manual processing, (ii) utilization of an alternative software program on a "stop-gap" basis until the system can be corrected, or (iii) contract with a third party vendor to process payments, payroll and financial statements.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibit List.
               -------------

Exhibit No.                      Description of Document
-----------    ----------------------------------------------------------------

     10.1 Indemnification Agreement dated February 16, 1999 among Meritage Hospitality Group Inc., MHG Food Service Inc., WM Limited Partnership - 1998, S & Q Management, LLC, Robert E. Schermer, Jr. and Ray E. Quada.


     27.1      Financial Data Schedule - First Quarter 1999.

     27.2      Financial Data Schedule - First Quarter 1998 (restated).

All Exhibits filed herewith.

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


Dated:  March 25, 1999           MERITAGE HOSPITALITY GROUP INC.



                                 By /s/ Robert E. Schermer, Jr.
                                   ------------------------------------------

                                        Robert E. Schermer, Jr.
                                        President and Chief Executive Officer


                                 By /s/ Pauline M. Krywanski
                                    -----------------------------------------
                                       Pauline M. Krywanski
                                          Vice President and Treasurer
                                          (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                       Description of Document
-----------    ----------------------------------------------------------------

    10.1 Indemnification Agreement dated February 16, 1999 among Meritage Hospitality Group Inc., MHG Food Service Inc., WM Limited Partnership - 1998, S & Q Management, LLC, Robert E. Schermer, Jr. and Ray E. Quada.


    27.1       Financial Data Schedule - First Quarter 1999.

    27.2       Financial Data Schedule - First Quarter 1998 (restated).

All Exhibits filed herewith.