Form 10-Q
period 1999-05-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1999-07-14
CIK 808219

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
   For the quarterly period ended May 31, 1999.

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

                                YES [X]   NO [ ]



As of July 12, 1999 there were 5,750,706 outstanding Common Shares, $.01 par value.


================================================================================

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



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998. The Company has restated its prior year consolidated statement of cash flows to present the lodging group business segment as a discontinued operation. The results of operations for the three and six month periods ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year.



                                   MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                          MAY 31, 1999 AND NOVEMBER 30, 1998

==============================================================================================================
                                                        ASSETS

                                                                           MAY 31,
                                                                            1999                 NOVEMBER 30,
                                                                         (UNAUDITED)                 1998
                                                                         -----------             -----------

CURRENT ASSETS
    Cash and cash equivalents                                            $ 1,312,785             $ 2,109,358
    Receivables                                                               57,445                  70,974
    Notes receivable, current portion                                      3,166,507               2,719,617
    Inventories                                                              167,910                 165,156
    Prepaid expenses and other current assets                                149,266                  90,796
                                                                         -----------             -----------

                  Total current assets                                     4,853,913               5,155,901

PROPERTY, PLANT AND EQUIPMENT, NET                                        15,595,505              13,182,940

OTHER ASSETS
    Note receivable, net of current portion                                     --                   500,000
    Goodwill, net of amortization of $244,523 and
      $153,758, respectively                                               5,065,201               5,155,965
    Franchise costs, net of amortization of $28,766 and
      and $17,806, respectively                                              646,234                 632,194
    Financing costs, net of amortization of $10,263 and
      and $3,314, respectively                                               322,972                 261,815
    Deferred charges and other assets                                         39,631                  75,431
                                                                         -----------             -----------

                  Total other assets                                       6,074,038               6,625,405
                                                                         -----------             -----------

                  Total assets                                           $26,523,456             $24,964,246
                                                                         ===========             ===========











SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.


                                   MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS - CONTINUED
                                          MAY 31, 1999 AND NOVEMBER 30, 1998

======================================================================================================================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    MAY 31,
                                                                                      1999                NOVEMBER 30,
                                                                                  (UNAUDITED)                1998
                                                                                 ------------           ------------

CURRENT LIABILITIES
    Current portion of long-term debt                                            $  1,647,001           $  1,199,458
    Current portion of obligations under capital leases                               310,952                294,577
    Short-term borrowings                                                           1,100,000              1,100,000
    Trade accounts payable                                                          1,056,504                727,199
    Amount due related party                                                             --                  245,260
    Income taxes payable                                                                5,000                 50,000
    Accrued liabilities                                                             1,286,969              1,308,987
                                                                                 ------------           ------------

                  Total current liabilities                                         5,406,426              4,925,481

LONG-TERM DEBT                                                                     12,138,486             10,623,946

OBLIGATIONS UNDER CAPITAL LEASES                                                    1,235,369              1,395,049

DEFERRED REVENUE                                                                    1,886,748              1,992,026

NET LIABILITIES OF DISCONTINUED OPERATIONS                                            197,065                593,855

COMMITMENTS AND CONTINGENCIES                                                            --                     --

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value; authorized 5,000,000 shares;
      200,000 shares designated as Series A convertible cumulative preferred stock; issued and outstanding
      44,520 shares (liquidation value - $445,200)                                        445                    445
    Common stock - $0.01 par value; authorized 30,000,000
      shares; issued and outstanding 5,748,419 and
      5,742,586 shares, respectively                                                   57,484                 57,426
    Additional paid in capital                                                     13,309,909             13,299,467
    Note receivable from the sale of shares, net of
      valuation allowance of $5,007,390 and
      $4,666,755, respectively                                                     (1,660,962)            (1,660,962)
    Accumulated deficit                                                            (6,047,514)            (6,262,487)
                                                                                 ------------           ------------

                  Total stockholders' equity                                        5,659,362              5,433,889
                                                                                 ------------           ------------

                  Total liabilities and stockholders' equity                     $ 26,523,456           $ 24,964,246
                                                                                 ============           ============




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.



                                   MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE SIX MONTH PERIODS ENDED MAY 31,
                                                     (UNAUDITED)

===================================================================================================================

                                                                             1999                   1998
                                                                        ------------            ------------

FOOD AND BEVERAGE REVENUE                                               $ 14,020,536            $ 12,713,910

COSTS AND EXPENSES
    Cost of food and beverages                                             4,070,017               3,668,318
    Operating expenses                                                     8,165,362               7,629,492
    General and administrative expenses                                      875,570               1,569,966
    Depreciation and amortization                                            622,849                 619,629
                                                                        ------------            ------------
                  Total costs and expenses                                13,733,798              13,487,405
                                                                        ------------            ------------

OPERATING EARNINGS (LOSS)                                                    286,738                (773,495)

OTHER INCOME (EXPENSE)
    Interest expense                                                        (669,348)               (740,757)
    Interest income                                                          249,590                 315,444
    Other income                                                                --                   518,312
    Gain on disposal of assets                                               297,227                    --
    Minority interest                                                           --                    25,677
                                                                        ------------            ------------
                  Total other income (expense)                              (122,531)                118,676
                                                                        ------------            ------------

                  Earnings (loss) from continuing operations                 164,207                (654,819)

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS - NOTE C                         70,800                (479,232)
                                                                        ------------            ------------

                  Net earnings (loss)                                        235,007              (1,134,051)

DIVIDENDS ON PREFERRED STOCK                                                  20,034                  62,274
                                                                        ------------            ------------

NET EARNINGS (LOSS) ON COMMON SHARES                                    $    214,973            $ (1,196,325)
                                                                        ============            ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                               $       0.03            $      (0.16)
    Discontinued operations                                                     0.01                   (0.11)
                                                                        ------------            ------------

                  Net earnings (loss)                                   $       0.04            $      (0.27)
                                                                        ============            ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                5,745,021               4,414,859
                                                                        ============            ============

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                              5,943,546               4,414,859
                                                                        ============            ============





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.






                                   MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE MONTH PERIODS ENDED MAY 31,
                                                     (UNAUDITED)

===========================================================================================================

                                                                         1999                     1998
                                                                     -----------              -----------

FOOD AND BEVERAGE REVENUE                                            $ 7,527,506              $ 6,690,794

COSTS AND EXPENSES
    Cost of food and beverages                                         2,178,904                1,953,142
    Operating expenses                                                 4,355,593                3,882,603
    General and administrative expenses                                  365,463                  621,735
    Depreciation and amortization                                        324,853                  309,265
                                                                     -----------              -----------
                  Total costs and expenses                             7,224,813                6,766,745
                                                                     -----------              -----------

EARNINGS (LOSS) FROM OPERATIONS                                          302,693                  (75,951)

OTHER INCOME (EXPENSE)
    Interest expense                                                    (339,001)                (371,253)
    Interest income                                                      119,422                  158,989
    Other income                                                            --                    518,239
    Gain on disposal of assets                                           140,592                     --
                                                                     -----------              -----------
                  Total other income (expense)                           (78,987)                 305,975
                                                                     -----------              -----------

                  Earnings from continuing operations                    223,706                  230,024

LOSS FROM DISCONTINUED OPERATIONS - NOTE C                                  --                   (164,270)
                                                                     -----------              -----------


                  Net earnings                                           223,706                   65,754

DIVIDENDS ON PREFERRED STOCK                                              10,017                   31,137
                                                                     -----------              -----------

NET EARNINGS ON COMMON SHARES                                        $   213,689              $    34,617
                                                                     ===========              ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                            $      0.04              $      0.04
    Discontinued operations                                                 --                      (0.03)
                                                                     -----------              -----------

                  Net earnings                                       $      0.04              $      0.01
                                                                     ===========              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            5,747,404                5,006,008
                                                                     ===========              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                          5,900,365                5,006,008
                                                                     ===========              ===========






SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.




                                   MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED NOVEMBER 30, 1998 AND THE SIX MONTH PERIOD ENDED MAY 31, 1999
                                                     (UNAUDITED)

================================================================================================================================

                                         SERIES A                                        NOTE
                                       CONVERTIBLE                    ADDITIONAL      RECEIVABLE
                                        PREFERRED         COMMON        PAID-IN        SALE OF        ACCUMULATED
                                          STOCK           STOCK        CAPITAL          SHARES          DEFICIT           TOTAL
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1997          $      1,384    $     32,188   $ 12,982,295    $ (5,700,645)   $ (7,285,261)   $     29,961

Issuance of 1,999,935 shares of
  common stock                               --            19,999      4,561,155            --              --         4,581,154

Conversion of 73,867 shares of
  convertible preferred shares into
  523,873 common shares                      (739)          5,239         (4,500)           --              --              --

Cancellation of 20,000 shares of
  convertible preferred stock                (200)           --         (199,800)           --              --          (200,000)

Dividends paid - preferred stock             --              --             --              --          (107,928)       (107,928)

Recognition of interest income
  on note receivable from sale
  of shares                                  --              --          627,072        (627,072)           --              --

Establishment of valuation
  allowance on note receivable
  from sale of shares                        --              --       (4,666,755)      4,666,755            --              --

Net earnings                                 --              --             --              --         1,130,702       1,130,702
                                     -------------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1998                  445          57,426     13,299,467      (1,660,962)     (6,262,487)      5,433,889

Issuance of 5,835 shares of
  common stock                               --                58         10,442            --              --            10,500

Dividends paid - preferred stock             --              --             --              --           (20,034)        (20,034)

Recognition of interest income
  on note receivable from sale
  of shares                                  --              --          340,635        (340,635)           --              --

Increase in valuation allowance
  on note receivable from sale
  of shares                                  --              --         (340,635)        340,635            --              --

Net earnings                                 --              --             --              --           235,007         235,007
                                     -------------------------------------------------------------------------------------------

BALANCE AT MAY 31, 1999              $        445    $     57,484   $ 13,309,909    $ (1,660,962)   $ (6,047,514)   $  5,659,362
                                     ===========================================================================================

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.



                                   MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE SIX MONTH PERIODS ENDED MAY 31,
                                                     (UNAUDITED)


                                                                                                         1998
                                                                                    1999              (RESTATED)
                                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                         $   235,007          $(1,134,051)
    Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities
         Depreciation and amortization                                              622,849              619,629
         Compensation and fees paid by issuance of common stock                      10,500                2,809
         Insurance proceeds in excess of net book value of
            fire damaged assets                                                     102,733                 --
         Minority interest in net loss of consolidated subsidiaries                    --                (25,677)
         Interest income on note receivable from sale of shares                        --               (306,878)
         Interest expense refinanced as long-term debt                                 --                  5,299
         Decrease (increase) in cash value of life insurance                         22,943               (8,884)
         (Decrease) increase in deferred revenue                                   (105,278)           2,090,000
         (Increase) decrease in current assets                                      (47,695)             113,934
         Decrease in net (liabilities) assets of discontinued operations           (396,790)             380,860
         Increase in current liabilities                                             17,028              774,925
                                                                                -----------          -----------

                Net cash provided by operating activities                           461,297            2,511,966

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                                    (3,016,618)            (165,854)
    Payment for franchise agreement                                                 (25,000)                --
    Collection on note receivable                                                    53,110                 --
    Payment for acquisition of business                                                --               (755,200)
    Increase in other assets                                                           --                (61,570)
                                                                                -----------          -----------

                Net cash used in investing activities                            (2,988,508)            (982,624)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term debt                                                  2,185,713                 --
    Payment of financing costs                                                      (68,106)             (11,250)
    Principal payments of long-term debt                                           (223,630)            (760,274)
    Payments on obligations under capital leases                                   (143,305)            (128,613)
    Proceeds from issuance of stock                                                    --                  3,335
    Preferred dividends paid                                                        (20,034)             (62,274)
                                                                                -----------          -----------

                Net cash provided by (used in) financing activities               1,730,638             (959,076)
                                                                                -----------          -----------

                Net (decrease) increase in cash                                    (796,573)             570,266

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   2,109,358            1,061,475
                                                                                -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $ 1,312,785          $ 1,631,741
                                                                                ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1999 AND 1998


================================================================================

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          1999                1998
                                                                                            (Restated)
                                                                     --------------       -------------

Cash paid for interest expense                                       $      670,731       $     681,355
                                                                     ==============       =============

SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS

    $550,000 short term note payable retired and replaced
         by construction loan                                        $        -
                                                                     =============

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
                                                                                          =============


NOTE B - EARNINGS (LOSS) PER SHARE

         Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

         The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended May 31, 1999 and 1998:

                                                      THREE MONTHS ENDED MAY 31,         SIX MONTHS ENDED MAY 31,
                                                      --------------------------        --------------------------
                                                          1999           1998              1999              1998
                                                      ----------      ----------        ----------       ----------

Numerators
    Earnings (loss) from continuing
      operations                                      $ 223,706        $ 230,024        $ 164,207        $(654,819)
    Less preferred stock dividends                       10,017           31,137           20,034           62,274
                                                      ---------        ---------        ---------        ---------

   Earnings (loss) on common shares - basic             213,689          198,887          144,173         (717,093)

   Effect of dilutive securities
      Convertible preferred stock                        10,017           31,137           20,034           62,274
      Stock options                                        --               --               --               --
                                                      ---------        ---------        ---------        ---------

   Earnings (loss) on common shares - diluted         $ 223,706        $ 230,024        $ 164,207        $(654,819)
                                                      =========        =========        =========        =========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
             FOR THE SIX MONTH PERIODS ENDED MAY 31, 1999 AND 1998

================================================================================

NOTE B - EARNINGS (LOSS) PER SHARE (CONTINUED)


                                                        THREE MONTHS ENDED MAY 31,                SIX MONTHS ENDED MAY 31,
                                                    --------------------------------         ------------------------------
                                                          1999               1998                1999               1998
                                                    -------------     --------------         -------------      -----------
Denominators
    Weighted average common shares
       outstanding - basic                             5,747,404           5,006,008           5,745,021          4,414,859

    Effect of dilutive securities
       Convertible preferred stock                       130,557                --               184,730               --
       Stock options                                      22,404                --                13,795               --
                                                       ---------           ---------           ---------          ---------
    Weighted average common shares
       outstanding - diluted                           5,900,365           5,006,008           5,943,546          4,414,859
                                                       =========           =========           =========          =========

         For the three and six months ended May 31, 1998, (i) convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive, and (ii) exercisable stock options were not included in the computation of diluted earnings per share because the option prices were greater than average quarterly market prices.


NOTE C - DISCONTINUED OPERATIONS

         Effective May 31, 1998, the Company began accounting for its lodging business segment as discontinued operations. As of May 31, 1999 and November 30, 1998, assets and liabilities of the discontinued lodging segment included in the balance sheet are summarized below:

                                                                   MAY 31,               NOVEMBER 30,
                                                                     1999                     1998
                                                               --------------            ------------
         Assets
              Current assets                                       $    --                  $  13,264
              Other assets                                              --                     16,511
         Liabilities
              Current liabilities                                   (197,065)                (623,630)
                                                                   ---------                ---------
              Net liabilities of discontinued operations           $(197,065)               $(593,855)
                                                                   =========                =========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED FINANCIAL STATEMENTS - CONTINUED
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 1999 AND 1998


================================================================================

NOTE C - DISCONTINUED OPERATIONS (CONTINUED)

         A summary of the results of operations of the discontinued operations for the three and six month periods ended May 31, 1999 and 1998 is as follows:

For the six month periods ended
  May 31, 1999 and 1998                                                         1999                    1998
                                                                            -----------              -----------
         Revenues                                                           $      --                $ 4,224,973
         Costs and expenses                                                        --                  4,016,185
                                                                            -----------              -----------
         Earnings from operations                                                  --                    208,788
         Other expense                                                             --                   (688,020)
                                                                            -----------              -----------
         Loss from operations of discontinued operations                           --                   (479,232)
         Gain on disposal of discontinued operations                            (70,800)                    --
                                                                            -----------              -----------

         Net income (loss) from discontinued operations                     $    70,800              $  (479,232)
                                                                            ===========              ===========

For the three month periods ended
  May 31, 1999 and 1998                                                          1999                     1998
                                                                            -----------              -----------
         Revenues                                                           $      --                $ 2,184,674
         Costs and expenses                                                        --                  2,008,674
                                                                            -----------              -----------
         Earnings from operations                                                  --                    176,000
         Other expense                                                             --                   (340,270)
                                                                            -----------              -----------
         Loss from operations of discontinued operations                    $      --                $  (164,270)
                                                                            ===========              ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
                              CONTINUING OPERATIONS

         The Company's continuing operations consists of its operation of 27 "Wendy's Old Fashioned Hamburgers" restaurants (under franchise agreements with Wendy's International) throughout Western and Southern Michigan. Due to the discontinued lodging group operations, results of continuing operations for the three and six month periods ended May 31, 1999 and May 31, 1998 also include expenses related to the Company's corporate office and are summarized in the following tables:

                                                                             Statement of Operations
                                         ------------------------------------------------------------------------------------------
                                                Three month periods ended May 31,              Six month periods ended May 31,
                                         ----------------------------------------------  ------------------------------------------
                                                $ (000's)              % of Revenue             $ (000's)            % of Revenue
                                         --------------------    ----------------------  --------------------     -----------------

                                           1999         1998        1999         1998       1999        1998       1999       1998
                                         --------------------    ----------------------  --------------------    ------------------
Food and beverage revenue                $  7,528    $  6,691      100.0%        100.0%  $ 14,020    $ 12,714      100.0%    100.0%

Costs and expenses
     Cost of food and beverages             2,179       1,953       28.9          29.2      4,069       3,668       29.0      28.9
     Operating expenses                     4,356       3,883       57.9          58.0      8,173       7,629       58.3      60.0
     General and administrative
        Restaurant operations                 274         297        3.7           4.4        570         644        4.1       5.1
        Corporate level expenses               91         325        1.2           4.9        297         926        2.1       7.3
     Depreciation and amortization            325         309        4.3           4.6        623         620        4.4       4.9
                                         --------------------    ----------------------  --------------------    -----------------

        Total costs and expenses            7,225       6,767       96.0         101.1     13,732      13,487       97.9     106.1
                                         --------------------    ----------------------  --------------------    -----------------

Earnings (loss) from operations               303         (76)       4.0          (1.1)       288        (773)       2.1      (6.1)

Other income (expense)
     Interest expense                        (339)       (371)      (4.5)         (5.6)      (670)       (741)      (4.8)     (5.8)
     Interest income                          119         159        1.6           2.4        249         315        1.8       2.5
     Other income                              --         518         --           7.7         --         518         --       4.0
     Gain on disposal of assets               141          --        1.9            --        297          --        2.1        --
     Minority interest                         --          --         --            --         --          26         --       0.2
                                         --------------------    ----------------------  --------------------    -----------------

        Total other income (expense)          (79)        306       (1.0)          4.5       (124)        118        (.9)      0.9
                                         --------------------    ----------------------  --------------------    -----------------

Earnings (loss) from
     continuing operations               $    224    $    230        3.0%          3.4%  $    164    $   (655)       1.2%     (5.2%)
                                         ====================    ======================  ====================    =================



REVENUE

         Food and beverage revenue increased $837,000 or 12.5% for the three months ended May 31, 1999 compared to the same period of 1998. For the six months ended May 31, 1999 food and beverage revenue increased $1,306,000 or 10.2% compared to the same period of 1998. Revenue for the three and six months ended May 31, 1999 includes sales from two new restaurants opened on February 18, 1999 and March 18, 1999, respectively. In April 1999, one of the Company's existing restaurants was damaged by fire and is currently closed for renovation. Food and beverage revenue on a per restaurant basis for restaurants in operation during both the first and second quarters of 1999 and 1998 are set forth in the following table:



                                                             Average Net Sales Per Restaurant Unit
                                                             -------------------------------------

                                             1999                1998             Increase           % Increase
                                          ---------           ---------          -----------         -----------


Three months ended May 31                 $287,207            $267,199            $ 20,008              7.5%
Three months ended February 28             257,908             240,465              17,443              7.3%
                                          --------            --------            --------

Six months ended May 31                   $545,115            $507,664            $ 37,451              7.4%
                                          ========            ========            ========


         The 7.5% ($480,000) increase in same store sales for the second quarter of 1999 was primarily attributable to (i) increased customer traffic during late night hours (sales between the hours of 10:00 p.m. and midnight) resulting in a $95,000 increase in late-night sales, and (ii) a $585,000 increase in "combo" sales and "upsizing" (the addition of a larger beverage and larger french fry to the standard combo meal for an additional 39 cents). Same store sales for the six months ended May 31, 1999 increased 7.4% ($899,000). The increase is primarily attributable to the continued success of the two promotions described above: late-night business (increased $208,000 over the prior year), and "combo" sales (increased $1,032,000 over the prior year). There were no increases in the average price of menu items for the three and six months ended May 31, 1999. The Company has experienced an increase in both average sales per transaction and in increased customer traffic.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages as a percentage of food and beverage revenue was 28.9% for the three months ended May 31, 1999 compared to 29.2% for the three months ended May 31, 1998. The .3 percentage point decrease in cost of food and beverages for the second quarter of 1999 is due to both product mix and cost changes. Cost of food and beverages for the six months ended May 31, 1999 was 29.0% compared to 28.9% for the same period of 1998. Cost of food and beverage percentages of 28.9% and 29.0%, respectively, for the three and six months ended May 31, 1999 are in line with the Company's and Wendy's International's guidelines.

OPERATING EXPENSES

         Operating expenses as a percentage of revenue remained fairly constant for the three months ended May 31, 1999 compared to the same period of 1998 (58.0% of revenue in 1998 and 57.9% in 1999). For the six months ended May 31, 1999, operating expenses were reduced 1.7 percentage points (from 60.0% of revenue in 1998 to 58.3% in 1999). The net decrease in operating expenses as a percentage of revenue was primarily the result of reductions in rent expense and advertising expense in excess of increased payroll costs. A detail discussion follows:


         - Rent Expense

         Rent expense decreased $100,000 and $187,000 for the three and six months ended May 31, 1999, respectively, compared to the same periods of 1998. As a percentage of sales, rent expense decreased from 4.6% of sales for both the three and six months ended May 31, 1998 to 2.8% of sales for the same periods in 1999. The reduction in rent expense resulted from the September 1998 purchase of five restaurants which were previously leased. The Company has realized a corresponding increase in interest and depreciation expense due to this purchase.

         - Advertising Expense

         As a percentage of revenue, advertising expense decreased .8 percentage points ($11,000) and 1.3 percentage points ($101,000) for the three and six month periods ended May 31, 1999, respectively, compared to the same periods in 1998. The reduced expense for the second quarter was the result of an increase in advertising rebates from PepsiCo compared to rebates received during 1998 from Coca-Cola. Advertising expense for the second quarter of 1999 included $32,000 of advertising costs incurred by the two new restaurants opened during 1999. The decrease for the six month period also reflected a savings from a program sponsored by Wendy's International which reduced the national advertising contribution paid by the franchisees for the six month period ended February 28, 1999.

         -  Increased Payroll Costs

         Payroll costs for the three months ended May 31, 1999 increased from 31.0% of revenue in 1998 to 33.2% of revenue in 1999. The Company has continued to be affected by a tight labor market and its effect on the availability and cost of labor. Average restaurant crew labor cost on a same store basis increased 14.4% for the three months ended May 31, 1999, compared to the same period of 1998, due to the following factors:

                 (i) an increase in the average hourly rate of 5.8% (from $6.02 to $6.37);
                 (ii)  an increase of 95% in overtime premium paid
                       (from $31,000 to $61,000); and
                 (iii) increased average same store sales of 7.5%.

         Compounding these cost increases, employee health insurance costs increased for the second quarter of 1999 from 1.8% of revenue to 2.5% of revenue, due to an increase in premiums. Beginning April 1, 1999, a portion of the total premium increase was shared by employees. Additionally, the Company expensed $19,000 (.3% of revenue) of pre-opening labor costs during the second quarter of 1999 related to new store openings.

         The same factors described above impacted payroll costs for the six months ended May 31, 1999 compared to the same period of 1998. Payroll costs increased from 31.9% of revenue in 1998 to 33.3% of revenue in 1999. Average restaurant crew labor cost on a same store basis increased 12.3% for the six months ended May 31, 1999 compared to the same period of 1998 due to the following factors:

                  (i) an increase in the average hourly rate of 7.4% (from $5.93 to $6.37);
                  (ii) an increase of 54% in overtime premium paid
                       (from $92,000 to $143,000); and
                 (iii) increased average same store sales of 7.4%.

         Compounding these cost increases, employee health insurance costs increased from 1.9% of revenue to 2.2% of revenue, due to an increase in premiums. Beginning April 1, 1999 a portion of the total premium increase was shared by the employees. And finally, the expensing of the pre-opening labor costs incurred by new stores resulted in a .3 percentage point increase in the overall payroll cost.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         General and administrative expenses for the restaurant operations decreased $23,000 for the three months ended May 31, 1999 compared to the same period of 1998 (from $297,000 to $274,000), from 4.4% of revenue to 3.7% of revenue. For the six months ended May 31, 1999 general and administrative expenses decreased $74,000 (from $644,000 to $570,000), from 5.1% of revenue to 4.1% of revenue. The decrease for the second quarter was primarily due to the elimination of the general partner fee ($40,000) associated with the former general partner of the Wendy's limited partnership. The decrease for the six months ended May 31, 1999 was primarily due to (i) a $72,000 reduction in the general partner fee, (ii) a $14,000 decrease in outside recruiting costs, and
(iii) a $15,000 decrease in accounting and legal fees. These decreases were partially offset by an increase in transportation costs due to (i) additional costs related to two new supervisor positions, and (ii) increased leased vehicle costs as the various lease agreements were renewed.

         Corporate Level Expenses

         General and administrative expenses for corporate level expenses decreased $234,000 (from $325,000 to $91,000), from 4.9% of revenue to 1.2% of revenue for the three months ended May 31, 1999 compared to the same period of 1998. The decrease was primarily due to (i) a $93,000 reduction in salaries, bonuses, and related costs resulting from the elimination of several positions,
(ii) a $208,000 reduction in legal expenses resulting primarily from the receipt of insurance proceeds offsetting costs incurred from previous litigation, and
(iii) a $34,000 decrease in life insurance premiums resulting from the sale of policies earlier this year. These decreases were offset by non-recurring reductions in expenses during the second quarter of 1998 which totaled $53,000, primarily resulting from a workers' compensation insurance adjustment.

         For the six months ended May 31, 1999 general and administrative expenses decreased approximately $629,000 (from $926,000 to $297,000), from 7.3% of revenue to 2.1% of revenue. The decrease was primarily due to reductions in the same expense categories as described above including (i) a $211,000 decrease in salaries, bonuses and related costs, (ii) a $396,000 reduction in legal expenses resulting from $192,000 in insurance proceeds in 1999 and unusually high costs in 1998 due to litigation brought by the former general partner of the now dissolved Wendy's of West Michigan Limited Partnership, and (iii) an $81,000 reduction in life insurance premiums.

INTEREST EXPENSE

         Interest expense for the second quarter of 1999 and 1998 was $339,000 and $371,000, respectively. Interest expense for the six months ended May 31, 1999 and 1998 was $670,000 and $741,000, respectively. Long-term debt was restructured during the fourth quarter of 1998 which resulted in a weighted average interest rate of approximately 9.1% for the three and six months ended May 31, 1999 compared to approximately 13.75% for the same periods of 1998. All of the Company's long-term debt is now at fixed interest rates compared to long-term debt prior to the debt restructuring when the Company had both fixed and variable rate long-term debt. This significant reduction in interest rates more than offsets the increase in long-term debt. See "Liquidity and Capital Resources" for details about the Company's long-term debt.

INTEREST INCOME

         Interest income decreased $40,000 for the second quarter (from $159,000 in 1998 to $119,000 in 1999), and $66,000 for the six months ended May 31, 1999 (from $315,000 in 1998 to $249,000 in 1999). During the three and six month periods ended May 31, 1998 the Company recognized $153,000 and $307,000, respectively, of non-cash interest on the Company's note receivable from the sale of stock. In June 1998, the Company discontinued its recognition of this interest income and reversed the year-to-date interest income previously recognized. The cash interest income recorded in fiscal year 1999 was primarily the result of interest earned on the notes receivable obtained in the sale of the Thomas Edison Inn and the Grand Harbor Resort & Yacht Club.

OTHER INCOME

         Other income of $518,000 for the three and six months ended May 31, 1998 was primarily due to the forfeiture of an earnest deposit in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

GAIN ON DISPOSAL OF ASSETS

         A gain of $141,000 and $297,000 was recognized for the three and six months ended May 31, 1999, respectively. These gains were due to the sale of life insurance policies during the first two quarters ($200,000), and from the excess of insurance proceeds over the net book value of fire damaged equipment ($97,000). The Company expects that insurance will cover substantially all of the costs to restore and equip the fire damaged restaurant.


                     DISCONTINUED OPERATIONS - LODGING GROUP

         During the second quarter of 1998 the Company entered into agreements to sell its two hotel properties resulting in the discontinuance of the Company's lodging group as of May 31, 1998. For details of the impact on the Company's operating results see Note C of the Company's Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOWS

         Cash and cash equivalents ("cash") decreased $796,573, from $2,109,358 as of November 30, 1998, to $1,312,785 as of May 31, 1999. The decrease in cash was the result of the following:

         Net cash provided by operating activities                            $          461,297
         Net cash used in investing activities                                        (2,988,508)
         Net cash provided by financing activities                                     1,730,638
                                                                              ------------------

         Net decrease in cash                                                 $         (796,573)
                                                                              ==================

         Net cash provided by operating activities decreased $2,051,000 for the six months ended May 31, 1999 compared to the same period of 1998 despite an increase in net earnings of $1,369,000. The decrease was due in large part to the receipt of $2,090,000 in marketing and conversion funds (deferred revenue) from the Company's beverage supplier in May 1998. The decrease was also the result of a significant increase in net current liabilities (excluding the current portions of long-term debt and capital lease obligations) in 1998 compared to a reduction in net liabilities of discontinued operations from November 30, 1998 to May 31, 1999.

         Net cash used in investing activities increased $2,006,000 for the six months ended May 31, 1999 compared to the same period of 1998. The increase was primarily the result of a $2,933,000 investment in two new restaurants and the land for a third new restaurant in 1999. This investment in new restaurants compares to an investment of $755,000 in 1998 for the acquisition of the remaining interest in the former Wendy's of West Michigan Limited Partnership.

         Net cash provided by financing activities increased $2,690,000 for the six months ended May 31, 1999 compared to the same period of 1998. The increase is primarily the result of the acquisition of $2,186,000 of long-term debt used to finance the investment in two new restaurants and the land for a third new restaurant in 1999. Also, due to the restructuring of the Company's long-term debt in the fourth quarter of 1998, principal payments on long-term debt were $537,000 less for the six months ended May 31, 1999 compared to the same period of 1998.

FINANCIAL CONDITION

         As of May 31, 1999 the Company's current liabilities exceeded its current assets by $553,000, compared to November 30, 1998 when current assets exceeded current liabilities by $230,000. At these dates, the ratios of current assets to current liabilities were 0.90:1 and 1.05:1, respectively. The discussion above of cash flows for the six months ended May 31, 1999 explains the decrease in cash as well as the most significant reasons for the decrease in working capital.

         As of May 31, 1999, the Company's long-term debt consisted primarily of the following:


          1) $9,517,000 mortgage notes payable requiring monthly payments of $80,568, including interest at rates ranging from 7.77% to 8.42% with maturity 20 years from date of loan ranging from September 2018 through June 2019.

          2) $1,094,000 notes payable requiring monthly payments of $10,802, including interest at 8.15% through September 2018.

          3) $1,546,000 construction notes payable requiring monthly payments of interest only at rates ranging from 7.44% to 7.50% through the completion of the building construction, at which time a permanent mortgage note will be secured.

          4) $307,000 equipment notes payable requiring monthly payments of $8,126, including interest at rates ranging from 7.5% to 8.8%.

          5) $1,322,000 obligation arising from the assignment of the note receivable from the sale of the Grand Harbor Resort & Yacht Club, which assignment was with recourse. Due to the recourse nature of the obligation, it is included in the current portion of long-term debt in the Financial Statements. The related note receivable is accounted for as a current asset. Because the obligation was assigned with recourse, to the extent the note receivable is not paid by the maker, the company would be required to make payment to the assignee upon completion of its collection efforts. On July 1, 1999 the Company received a scheduled payment on the note receivable from the sale of the Grand Harbor Resort & Yacht Club reducing the outstanding balance of both the obligation and note receivable to $475,000.

         The various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

          - Fixed Charge Coverage Ratio ("FCCR") of 1.2 : 1 for the Wendy's operation as a whole;

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

         At May 31, 1999, the Company was in compliance with these covenants.

         The cash management issues currently facing the Company can be described in three areas: (i) on-going operations and capital improvements at the existing Wendy's restaurants, (ii) investment in new Wendy's restaurants, and (iii) continued control of corporate level expenses.

         The single most significant issue facing management at existing restaurants is the combination of decreased availability of employees and the continued increasing cost of labor. Wendy's International has established a "Service Excellence" program which incorporates the use of new tools (e.g. timing mechanisms to improve drive-through service times) to allow for lower labor costs per customer. The required capital expenditures for the Service Excellence program are estimated at an average cost of approximately $10,000 per restaurant over the next twelve months. In addition to those capital expenditure requirements, the Company estimates that the existing restaurants will require approximately $250,000 of capital improvements over the next twelve months.

         The Company has invested approximately $3,000,000 into new restaurants during the six months ended May 31, 1999. This investment consists of land, building and equipment for two new restaurants and land for a third new restaurant which opened on June 24, 1999. The third restaurant requires an additional investment of $1,000,000 in the third quarter. The financing for this third new restaurant is being provided by Fleet Business Credit Corporation under a program approved by Wendy's International. It is also estimated that the Company will open two more restaurants during the remainder of the fiscal year (for a total of five new restaurants in 1999). The Company has received a forward commitment to finance $3,750,000 in new store investments for three additional restaurants over the next twelve months. The Company plans to provide financing for the new restaurants through a combination of (i) proceeds from borrowings under the forward fixed rate financing commitment, (ii) leasing of real estate and equipment, and (iii) equipment financing. It is anticipated that these financing options will provide for approximately 90% of the cost for newly opened units over the next twelve months. The Company has begun discussions with a number of lenders to provide the equipment financing at rates from 5.6% (floating) to 8.5% (fixed).

         For the three new restaurants already opened this fiscal year, the Company has secured financing totaling $3,201,000, of which $2,965,000 has been borrowed. Permanent 20 year mortgages have been obtained for $1,940,000 at fixed rates ranging from 8.42% to 8.53%. A permanent mortgage of $1,261,000 will be obtained for the restaurant which opened June 24, 1999 at such time as all the final costs are known. This mortgage is for the first of four restaurants which are committed to be financed at a fixed rate equal to 2.2% over the then-current 20 year treasuries (approximately 8.0% at current rates).

         The Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's operation that may be utilized to fund corporate level expenses. The Company anticipates that this requirement will be met in the current year given the reductions in corporate level expenses and the receipt of non-operating cash during this fiscal year. Approximately $392,000 of such non-operating proceeds were received during the first six months of the year, and it is expected that $744,000 of net proceeds from notes receivable will be received during the remainder of this fiscal year.

         In light of these operational and investment cash management issues, the Company plans to meet its current obligations over the next twelve months by:

          -    Utilizing cash reserves in excess of $1,000,000.

          - Using $900,000 of annual projected operating cash generated from existing Wendy's restaurants.

          - Generating additional operating cash flow from newly opened restaurants.

          - Exploring the acquisition of a working capital and an equipment line of credit.

          - Collecting on the notes receivable, which are expected to generate net proceeds of approximately $744,000.

          - Exploring the financing of certain capital expenditures at existing Wendy's restaurants.

          - Participating in vendor financing programs for capital expenditures required under the Service Excellence program.

          - Exploring the use of equipment financing for certain of the new restaurants.

          -    Reducing or deferring capital expenditures described above.

         There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected. Also, $1,575,000 of the notes receivable have been assigned with recourse. To the extent those notes are not paid by their makers, the Company would be obligated to make the payments to the assignees upon completion of its collection efforts. Although the Company believes that the collateral is sufficient to cover the remaining obligations on those notes, there is no assurance that the Company would be able to effect such a realization when payments on the notes would ultimately be due to the assignees, and no assurances that the amounts recovered would be sufficient to cover amounts due those assignees. In such circumstances, the Company would be required to secure necessary funds through borrowings or other means.

INFLATION AND CHANGING PRICES

         The Company has been affected by increased payroll costs due to a tight labor market and its effect on the availability and cost of management and hourly employees. Increases in labor costs, along with periodic increases in food and other operating expenses, are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers.

COMPUTER SYSTEMS - YEAR 2000 IMPACT

         The Company and its vendors have become increasingly reliant on computer systems to process transactions and to provide relevant business information. The majority of computer systems designed prior to the mid-1990's are susceptible to a well publicized problem associated with an inability to process date related information beginning with the year 2000. Almost all of the Company's computer hardware was acquired within the past three years. The Company is completing its review of its computer hardware and software with the assistance of the software designers to ensure that all significant software applications are year 2000 compliant. Based on the results of the review to date, the Company believes that the point-of-sale system (which monitors all sales, inventory and labor activity) is year 2000 compliant. The critical systems which are used to (i) produce financial statements, (ii) process payroll, and (iii) process purchases and cash disbursements have also been tested and are year 2000 compliant. However, the Company's software used to compare actual product usage with planned product usage is not year 2000 compliant. The Company plans to replace its product usage software with year 2000 compliant software.

         The Company has estimated that replacement and enhancement of systems will be necessary at a cost ranging from $75,000 to $150,000. However, the Company can make no assurance that all year 2000 risks to the Company and to its critical vendor systems can be identified and successfully negated through modification or replacement of existing programs. The Company does not expect to incur significant additional costs to complete its review of computer systems to determine what measures are required to be year 2000 compliant. Pending the final results of this review, the Company cannot determine the actual cost that may be required to ensure that all the critical computer systems are year 2000 compliant.

         Despite assurances from its various software vendors, the Company could find that its critical computer systems are not year 2000 compliant or that it experiences computer equipment failures. In such event, the Company's contingency plan includes the following:


          1) Point-of-Sale System - The Company would immediately begin to manually process its sales, monitor its inventory, and record its labor expense. This manual system would remain in effect until such time as the year 2000 issues are corrected or a substitute computerized system is installed. It is possible, however, that if the year 2000 issues cannot be corrected, or a substitute system cannot be installed within a short period of time, there could be adverse financial and operational effects on the Company.


          2) Financial Statements, Cash Disbursements and Payroll Systems - The Company would initiate one or more of the following contingency plans until the year 2000 issue can be corrected: (i) manual processing, (ii) utilization of an alternative software program on a "stop-gap" basis until the system can be corrected, or (iii) contract with a third party vendor to process payments, payroll and financial statements. If the year 2000 issues cannot be corrected on a timely basis, there could be adverse financial and operational effects on the Company.

         Although the Company has not been informed of material year 2000 issues by third parties with which it has a material relationship, there is no assurance that these entities will be year 2000 compliant on a timely basis. Unanticipated failures or significant delays in furnishing products or services by third parties or general public infrastructure service providers could have adverse financial and operational effects on the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1999 Annual Meeting of Shareholders was held at the Peninsular Club, 120 Ottawa N.W., Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 18, 1999, in accordance with the Company's Bylaws. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on March 26, 1999. 4,812,619 Common Shares were present in person or by proxy at the meeting, representing 83.7% of the total shares outstanding.

     The shareholders elected the following six members to the Company's Board of Directors to serve until the 2000 Annual Meeting: James P. Bishop (4,751,103 shares), Christopher P. Hendy (4,750,853 shares), Joseph L. Maggini (4,751,103 shares), Jerry L. Ruyan (4,750,853 shares), Robert E. Schermer, Sr. (4,750,693 shares) and Robert E. Schermer, Jr. (4,751,103 shares). Each director received at least 98.7% of the total shares voted.

     The shareholders also ratified the appointment of Grant Thornton LLP as the Company's independent public accountants for the fiscal year ending November 30, 1999 pursuant to the following vote: In Favor: 4,771,803; Opposed: 26,578;
Abstentions: 14,238.

ITEM 5.  OTHER INFORMATION.

     On May 18, 1999, the Board of Directors appointed the following officers of the Company: Robert E. Schermer, Jr. - President and Chief Executive Officer; Ray E. Quada - Senior Vice President and Chief Operating Officer, Pauline M. Krywanski - Vice President, Treasurer and Chief Financial Officer; and James R. Saalfeld - Vice President, General Counsel and Secretary. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, and Compensation Committees as standing committees of the Board of Directors.

     On April 16, 1999, the Company announced plans to join with Meijer, Inc. to develop and operate an experimental prototype combination store, which combines a 3,400 square foot full service Wendy's restaurant and drive-through operated by the Company, with a 3,500 square foot convenience store and gas station facility operated by Meijer. Meijer is a major retail operator that currently operates over 100 convenience store and gas station facilities located adjacent to Meijer's retail properties in Michigan, Ohio, Indiana, Illinois and Kentucky. One or two combination stores are being planned during the next 6-12 months. Depending on their performance, additional stores may be rolled out in the future.

     On May 12, 1999, the Company announced that it had obtained a $5.0 million construction and permanent financing commitment from Fleet Business Credit Corporation to develop up to four new free-standing Wendy's restaurants. The financing terms include a 20-year amortization with a fixed interest rate of 220 basis points over 20-year treasuries.

     On March 18, 1999 the Company opened its 27th Wendy's restaurant located near 16th Street and Waverly Road in Holland, Michigan. On June 24, 1999, the Company opened its 28th Wendy's restaurant located in the Knapp's Corner development along East Beltline in Grand Rapids, Michigan. Both new restaurants employ approximately 40 people.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibit List.
               -------------

Exhibit No.                 Description of Document
-----------    ----------------------------------------------------------------


   10.1        Amended Indemnification Agreement dated May
               21, 1999 among Meritage Hospitality Group
               Inc., MHG Food Service Inc., WM Limited
               Partnership - 1998, S & Q Management, LLC,
               Robert E. Schermer, Jr. and Ray E. Quada.

   10.2        Sample Loan Agreement with Fleet Business
               Credit Corporation.

   10.3        Sample Promissory Note with Fleet Business
               Credit Corporation.

   10.4        Sample Mortgage with Fleet Business Credit
               Corporation.

   10.5        Sample Guaranty with Fleet Business Credit
               Corporation.

   27          Financial Data Schedule.

-------------------------

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


Dated:  July 12, 1999                MERITAGE HOSPITALITY GROUP INC.



                                     By      /s/  Robert E. Schermer, Jr.
                                           -------------------------------------
                                           Robert E. Schermer, Jr.
                                           President and Chief Executive Officer


                                     By      /s/  Pauline M. Krywanski
                                          --------------------------------------
                                          Pauline M. Krywanski
                                          Vice President and Treasurer
                                             (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                  Description of Document
-----------      ----------------------------------------------------------


   10.1 Amended Indemnification Agreement dated May 21, 1999 among Meritage Hospitality Group Inc., MHG Food Service Inc.,
                 WM Limited Partnership - 1998, S & Q Management, LLC, Robert E. Schermer, Jr. and Ray E. Quada.

   10.2          Sample Loan Agreement with Fleet Business
                 Credit Corporation.

   10.3          Sample Promissory Note with Fleet Business
                 Credit Corporation.

   10.4          Sample Mortgage with Fleet Business Credit
                 Corporation.

   10.5          Sample Guaranty with Fleet Business Credit
                 Corporation.

   27            Financial Data Schedule.