Form 10-Q
period 1999-08-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 1999-10-05
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 1999.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________


                         Commission File Number: 0-17442


                         MERITAGE HOSPITALITY GROUP INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Michigan                                       38-2730460
      ---------------------------------                     --------------------
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)



    40 Pearl Street, N.W., Suite 900
         Grand Rapids, Michigan                                        49503
    ---------------------------------                           ----------------
     (Address of Principal Executive                                Zip Code
                Offices)



                                 (616) 776-2600
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    [X]      No   [ ]


As of October 4, 1999 there were 5,752,677 outstanding Common Shares, $.01 par value.

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

     Statements concerning expected financial performance, on-going business strategies and possible future action which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, competition; changes in local and national economic conditions; changes in consumer tastes and views about the nutritional quality of quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; fluctuating insurance rates; the availability of an adequate number of employees; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company's business is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health certification and food safety, and the operation of its restaurants. Because Meritage's restaurant operations are concentrated in smaller urban areas of Michigan, a marked decline in the Michigan economy could adversely affect Meritage's operations.


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998. The results of operations for the three and nine month periods ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                Meritage Hospitality Group Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      August 31, 1999 and November 30, 1998


                                     ASSETS

                                                       August 31,
                                                          1999      November 30,
                                                      (Unaudited)      1998
                                                     ------------  -------------
Current Assets
    Cash and cash equivalents                        $ 1,536,011     $ 2,109,358
    Receivables                                          236,699          70,974
    Notes receivable, current portion                    475,000       2,719,617
    Inventories                                          193,970         165,156
    Prepaid expenses and other current assets             58,509          90,796
                                                     -----------     -----------

                  Total current assets                 2,500,189       5,155,901

Property, Plant and Equipment, net                    16,317,409      13,182,940

Other Assets
    Note receivable, net of current portion                 --           500,000
    Goodwill, net of amortization of $289,905
      and $153,758, respectively                       5,019,818       5,155,965
    Franchise fees, net of amortization of
      $34,448 and $17,806, respectively                  665,552         632,194
    Financing costs, net of amortization of
      $14,126 and $3,314, respectively                   319,109         261,815
    Other assets                                          33,197          75,431
                                                     -----------     -----------

                  Total other assets                   6,037,676       6,625,405
                                                     -----------     -----------

                  Total assets                       $24,855,274     $24,964,246
                                                     ===========     ===========





See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Consolidated Balance Sheets - continued
                      August 31, 1999 and November 30, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      August 31,
                                                         1999       November 30,
                                                     (Unaudited)       1998
                                                   -------------   -------------
Current Liabilities
    Current portion of long-term debt              $    834,573    $  1,199,458
    Current portion of obligations
      under capital leases                              361,940         294,577
    Short-term borrowings                                  --         1,100,000
    Trade accounts payable                              893,126         727,199
    Amount due related party                               --           245,260
    Income taxes payable                                  5,000          50,000
    Accrued liabilities                               1,088,506       1,308,987
                                                   ------------    ------------
        Total current liabilities                     3,183,145       4,925,481

Long-Term Debt                                       12,809,949      10,623,946

Obligations Under Capital Leases                      1,109,768       1,395,049

Deferred Revenue                                      1,771,769       1,992,026

Net Liabilities of Discontinued Operations              177,547         593,855

Commitments and Contingencies                              --              --

Stockholders' Equity
    Preferred stock - $0.01 par value;
      authorized 5,000,000 shares;
      200,000 shares designated as
      Series A convertible cumulative
      preferred stock; issued and
      outstanding 44,520 (liquidation
      value - $445,200)                                     445             445
    Common stock - $0.01 par value;
      authorized 30,000,000 shares;
      issued and outstanding 5,750,706
      and 5,742,586, respectively                        57,507          57,426
    Additional paid in capital                       13,314,891      13,299,467
    Note receivable from the sale of
      shares, net of valuation allowance
      of $5,177,707 and $4,666,755,
      respectively                                   (1,660,962)     (1,660,962)
    Accumulated deficit                              (5,908,785)     (6,262,487)
                                                   ------------    ------------

         Total stockholders' equity                   5,803,096       5,433,889
                                                   ------------    ------------

         Total liabilities and
           stockholders' equity                    $ 24,855,274    $ 24,964,246
                                                   ============    ============




See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   For the Nine Month Periods Ended August 31,
                                   (Unaudited)


                                                    1999                1998
                                               ---------------   ---------------

Food and beverage revenue                      $   22,003,792    $   20,041,338

Costs and expenses
    Cost of food and beverages                      6,357,974         5,753,689
    Operating expenses                             12,652,221        11,794,667
    General and administrative expenses             1,379,106         2,166,414
    Depreciation and amortization                     952,987           892,878
                                               ---------------   ---------------

      Total costs and expenses                     21,342,288        20,607,648
                                               ---------------   ---------------

Operating earnings (loss)                             661,504          (566,310)

Other income (expense)
    Interest expense                               (1,006,170)       (1,096,529)
    Interest income                                   354,392            47,734
    Other income                                        6,000           519,739
    Gain on disposal of assets                        297,227                -
    Minority interest                                      -             25,677
                                               ---------------   ---------------

      Total other expense                            (348,551)         (503,379)
                                               ---------------   ---------------

      Earnings (loss) from
        continuing operations                         312,953        (1,069,689)

Earnings (loss) from discontinued
  operations - Note C                                  70,800          (479,232)
                                               ---------------   ---------------

      Earnings (loss) before
        extraordinary item                            383,753        (1,548,921)

Extraordinary item - loss on early
  extinguishment of debt                                   -           (141,740)
                                               ---------------   ---------------

      Net earnings (loss)                             383,753        (1,690,661)

Dividends on preferred stock                           30,051            93,411
                                               ---------------   ---------------

Net earnings (loss) on common shares           $      353,702    $   (1,784,072)
                                               ===============   ===============

Net earnings (loss) per common share -
  basic and diluted
    Continuing operations                      $         0.05    $        (0.25)
    Discontinued operations                              0.01             (0.10)
    Extraordinary item                                     -              (0.03)
                                               ---------------   ---------------

       Net earnings (loss) per common share    $         0.06    $        (0.38)
                                               ===============   ===============

Weighted average shares outstanding - basic         5,746,905         4,687,097
                                               ===============   ===============

Weighted average shares outstanding - diluted       5,767,049         4,687,097
                                               ===============   ===============




See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
                  For the Three Month Periods Ended August 31,
                                   (Unaudited)


                                                         1999           1998
                                                     -----------    -----------

Food and beverage revenue                            $ 7,983,256    $ 7,327,427

Costs and expenses
    Cost of food and beverages                         2,287,957      2,085,371
    Operating expenses                                 4,486,859      4,163,240
    General and administrative expenses                  503,536        596,448
    Depreciation and amortization                        330,138        273,757
                                                     -----------    -----------

       Total costs and expenses                        7,608,490      7,118,816
                                                     -----------    -----------

Income from operations                                   374,766        208,611

Other income (expense)
    Interest expense                                    (336,822)      (355,771)
    Interest income                                      104,802       (267,710)
    Other income                                           6,000           --
                                                     -----------    -----------

        Total other expense                             (226,020)      (623,481)
                                                     -----------    -----------

        Earnings (loss) from operations                  148,746       (414,870)

Extraordinary item - loss on
   early extinguishment of debt                             --         (141,740)
                                                     -----------    -----------

        Net earnings (loss)                              148,746       (556,610)

Dividends on preferred stock                              10,017         31,137
                                                     -----------    -----------

Net earnings (loss) on common shares                 $   138,729    $  (587,747)
                                                     ===========    ===========


Net earnings (loss) per common share -
  basic and diluted
    Continuing operations                            $      0.02    $     (0.08)
    Extraordinary item                                      --            (0.03)
                                                     -----------    -----------

        Net earnings (loss) per common share         $      0.02    $     (0.11)
                                                     ===========    ===========
Weighted average shares outstanding - basic            5,750,631      5,225,656
                                                     ===========    ===========

Weighted average shares outstanding - diluted          5,796,223      5,225,656
                                                     ===========    ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      For the Year Ended November 30, 1998
           and the Nine Month Period Ended August 31, 1999 (Unaudited)


                                  Series A                                 Note
                               Convertible                Additional    Receivable
                                Preferred    Common        Paid-In        Sale of      Accumulated
                                  Stock       Stock        Capital         Shares         Deficit        Total
                               -----------  ----------   ------------   -------------  -------------  ------------

Balance at December 1, 1997      $  1,384   $  32,188    $ 12,982,295   $ (5,700,645)  $ (7,285,261)   $    29,961

Issuance of 1,999,935 shares
  of common stock                      -        19,999      4,561,155             -              -       4,581,154

Conversion of 73,867 shares
  of convertible preferred
  shares into 523,873 common
  shares                             (739)       5,239         (4,500)            -              -             -

Cancellation of 20,000 shares
  of convertible preferred
  stock                              (200)          -        (199,800)            -              -        (200,000)

Dividends paid - preferred
  stock                                -            -             -               -        (107,928)      (107,928)

Recognition of interest
  income on note receivable
  from sale of shares                  -            -         627,072       (627,072)            -             -

Establishment of valuation
  allowance on note
  receivable from sale of
  shares                               -            -      (4,666,755)     4,666,755             -             -

Net earnings                           -            -             -               -       1,130,702      1,130,702
                                 --------    ---------   ------------   -------------  -------------  -------------
Balance at November 30, 1998          445       57,426     13,299,467     (1,660,962)    (6,262,487)     5,433,889

Issuance of 8,120 shares of
  common stock                         -            81         15,424             -              -          15,505

Dividends paid - preferred
  stock                                -            -             -               -         (30,051)       (30,051)

Recognition of interest
  income on note receivable
  from sale of shares                  -            -         510,952       (510,952)            -             -

Increase in valuation
  allowance on note receivable
  from sale of shares                  -            -        (510,952)       510,952             -             -

Net earnings                           -            -             -               -         383,753        383,753
                                 --------    ---------   ------------   -------------  -------------  -------------

Balance at August 31, 1999       $    445    $  57,507   $ 13,314,891   $ (1,660,962)  $ (5,908,785)  $  5,803,096
                                 ========    =========   ============   =============  =============  =============



See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   For the Nine Month Periods Ended August 31,
                                   (Unaudited)


                                                       1999             1998
                                                  -----------       -----------
Cash Flows from Operating Activities
    Net earnings (loss)                           $   383,753       $(1,690,661)
    Adjustments to reconcile net earnings
     (loss) to net cash provided by
     operating activities
         Depreciation and amortization                952,987           892,878
         Compensation and fees paid by
            issuance of common stock                   15,505             3,927
         Insurance proceeds in excess
            of net book value of
            fire damaged assets                       102,733              --
         Minority interest in net earnings
            of consolidated subsidiaries                 --             (25,677)
         Interest expense refinanced as
            long-term debt                               --               5,547
         (Decrease) increase in deferred
            revenue                                  (220,257)        2,047,141
         (Increase) decrease in current
            assets                                   (162,252)          290,509
         Decrease in net (liabilities) assets
            of discontinued operations               (416,308)          759,207
         (Decrease) increase in current
            liabilities                              (344,814)          313,230
                                                  -----------       -----------

           Net cash provided by operating
              activities                              311,347         2,596,101

Cash Flows from Investing Activities
    Purchase of property, plant and equipment      (4,007,301)         (276,405)
    Payment for franchise agreements                  (50,000)             --
    Collection on notes receivable                  2,744,617              --
    Payment for acquisition of business                  --            (755,200)
    Decrease (increase) in other assets                22,947           (39,575)
                                                  -----------       -----------

           Net cash used in investing
             activities                            (1,289,737)       (1,071,180)

Cash Flows from Financing Activities
    Proceeds from long-term debt                    2,972,422              --
    Payment of financing costs                        (68,106)          (94,825)
    Principal payments on long-term debt           (1,151,304)         (770,862)
    Payments on obligations under
      capital leases                                 (217,918)         (195,575)
    Payments on notes payable                      (1,100,000)             --
    Proceeds from issuance of stock                      --               4,928
    Preferred dividends paid                          (30,051)          (93,411)
                                                  -----------       -----------

           Net cash provided by (used in)
             financing activities                     405,043        (1,149,745)
                                                  -----------       -----------

           Net (decrease) increase in cash           (573,347)          375,176

Cash and Cash Equivalents -
   Beginning of Period                              2,109,358         1,061,475
                                                  -----------       -----------

Cash and Cash Equivalents -
   End of Period                                  $ 1,536,011       $ 1,436,651
                                                  ===========       ===========


Supplemental Cash Flow Information - See Note A


See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Notes to Unaudited Financial Statements
                   For the Nine Month Periods Ended August 31,




Note A - Supplemental Cash Flow Information
                                                        1999            1998
                                                   ------------     -----------
Cash paid for interest expense                     $ 1,099,534      $ 1,058,798

Schedule of non-cash investing
  and financing transactions

    $550,000 short term note payable
      retired and replaced
      by construction loan                         $        -
                                                   ============

    Acquisition of remaining 46% of
      Wendy's of West Michigan Limited
      Partnership, including assets
      acquired and liabilities assumed
         Fair value of tangible and
           intangible assets acquired                               $ 3,748,187
         Reduction of minority interest                               1,575,738
         Amount of cash payment                                        (755,200)
                                                                    -----------
         1,992,359 common shares issued                             $ 4,568,725
                                                                    ===========

    Sale of hotel assets
         Selling price, net of selling
          costs                                                     $ 4,334,643
         Cash proceeds from sale of
          hotel assets                                                2,959,643
                                                                    -----------
         Note receivable from sale of
           hotel assets                                             $ 1,375,000
                                                                    ===========

Note B - Earnings (Loss) Per Share

     Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

     The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended August 31, 1999 and 1998:


                                                  Three months ended August 31,        Nine months ended August 31,
                                                 --------------------------------     --------------------------------
                                                      1999              1998               1999              1998
                                                 -------------     --------------     -------------     --------------

Numerators
    Earnings (loss) from continuing operations   $     148,746     $     (414,870)    $     312,953     $  (1,069,689)
    Less preferred stock dividends                      10,017             31,137            30,051            93,411
                                                 --------------    ---------------    -------------     --------------

    Earnings (loss) on common shares - basic           138,729           (446,007)          282,902        (1,163,100)

    Effect of dilutive securities
       Convertible preferred stock                          -                  -                 -                 -
       Stock options                                        -                  -                 -                 -
                                                 --------------    ---------------    --------------    --------------

    Earnings (loss) on common shares - diluted   $     138,729     $     (446,007)    $     282,902     $  (1,163,100)
                                                 ==============    ===============    ==============     =============


                Meritage Hospitality Group Inc. and Subsidiaries
               Notes to Unaudited Financial Statements - continued
                   For the Nine Month Periods Ended August 31,


Note B - Earnings (Loss) Per Share (continued)

                                   Three months                 Nine months
                                  ended August 31,            ended August 31,
                             ------------------------   ------------------------
                                1999          1998         1999           1998
                             ----------    ----------   ----------    ----------
Denominators
  Weighted average common
    shares outstanding -
    basic                     5,750,631     5,225,656    5,746,905     4,687,097

  Effect of dilutive
  securities
    Convertible preferred
     stock                           -             -            -             -
    Stock options                45,592            -        20,144            -
                              ----------    ----------   ----------    ---------

  Weighted average common
    shares outstanding -
    diluted                   5,796,223     5,225,656    5,767,049     4,687,097
                              ==========    ==========   ==========    =========

     For the three and nine months ended August 31, 1999 and 1998, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive. For the three and nine months ended August 31, 1998, stock options were not included in the computation of diluted earnings per share because the option prices were greater than average quarterly market prices.

Note C - Discontinued Operations

     Effective May 31, 1998, the Company began accounting for its lodging business segment as discontinued operations. As of August 31, 1999 and November 30, 1998, assets and liabilities of the discontinued lodging segment included in the balance sheet are summarized below:

                                                   August 31,       November 30,
Assets                                               1999               1998
                                                 --------------    -------------
     Current assets                              $         -       $     13,264
     Other assets                                          -             16,511
Liabilities
     Current liabilities                              (177,547)        (623,630)
                                                 --------------    -------------

Net liabilities of discontinued operations       $    (177,547)    $   (593,855)
                                                 ==============    =============

                Meritage Hospitality Group Inc. and Subsidiaries
               Notes to Unaudited Financial Statements - continued
                   For the Nine Month Periods Ended August 31,


Note C - Discontinued Operations (continued)

     A summary of the results of operations of the discontinued operations for the three and nine month periods ended August 31, 1998 is as follows:

For the nine month period ended August 31, 1998
         Revenues                                            $     6,350,989
         Costs and expenses                                        5,830,821
                                                             ----------------
         Earnings from operations                                    520,168
         Other expense                                              (943,452)
                                                             ----------------
         Loss from operations of discontinued operations            (423,284)
         Gain on disposal of discontinued operations                 480,418
                                                             ----------------

         Net income from discontinued operations             $        57,134
                                                             ================

For the three month period ended August 31, 1998
         Revenues                                            $     2,126,018
         Costs and expenses                                        1,814,635
                                                             ----------------
         Earnings from operations                                    311,383
         Other expense                                              (255,435)
                                                             ----------------
         Income from operations of discontinued operations            55,948
         Gain on disposal of discontinued operations                 480,418
                                                             ----------------

         Net income from discontinued operations             $       536,366
                                                             ================

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
                              CONTINUING OPERATIONS

     The Company's continuing operations consists of its operation of 28 "Wendy's Old Fashioned Hamburgers" restaurants (under franchise agreements with Wendy's International) throughout Western and Southern Michigan. Due to the discontinued Lodging Group operations, results of continuing operations for the three and nine month periods ended August 31, 1999 and August 31, 1998 also include expenses related to the Company's corporate office and are summarized in the following table:


                                                                 Statements of Operations
                                    ----------------------------------------------------------------------------------
                                     Three month periods ended August 31,          Nine month periods ended August 31,
                                    --------------------------------------        -------------------------------------
                                        $ (000's)          % of Revenue               $ (000's)         % of Revenue
                                    -----------------      ---------------        -----------------     ---------------
                                      1999     1998         1999     1998          1999      1998         1999    1998
                                    -------  --------      ------   ------        -------  --------      -----   ------

Food and beverage revenue           $ 7,983  $  7,327      100.0%   100.0%        $22,004  $ 20,041      100.0%  100.0%

Costs and expenses
     Cost of food and beverages       2,288     2,085        28.7     28.5           6,358     5,754       28.9    28.7
     Operating expenses               4,487     4,163        56.2     56.9          12,652    11,794       57.5    58.8
     General and administrative
        Restaurant operations           294       296         3.7      4.0             873       940        4.0     4.7
        Corporate level expenses        209       300         2.6      4.1             506     1,226        2.3     6.1
     Depreciation and amortization      330       274         4.1      3.7             953       893        4.3     4.5
                                    -------  --------       ------   ------        -------  --------      -----   ------

     Total costs and expenses         7,608     7,118        95.3     97.2          21,342    20,607       97.0   102.8

Income (loss) from operations           375       209         4.7      2.8             662      (566)       3.0    (2.8)

Other income (expense)
     Interest expense                  (337)     (356)       (4.1)    (4.8)         (1,006)   (1,096)      (4.6)   (5.5)
     Interest income                    105      (268)        1.3     (3.7)            354        47        1.6     0.3
     Other income                         6        -          0.0       -                6       519        0.0     2.6
     Gain on sale of assets              -         -           -        -              297        -         1.4      -
     Minority interest                   -         -           -        -               -         26         -      0.1
                                    -------  --------       ------   ------        -------  --------      -----   ------

     Total other expense               (226)     (624)       (2.8)    (8.5)           (349)     (504)      (1.6)   (2.5)
                                    -------  --------       ------   ------        -------  --------      -----   ------
Earnings (loss)  from
  continuing operations             $   149  $   (415)        1.9%    (5.7%)       $   313  $ (1,070)       1.4%   (5.3%)
                                    =======  =========      ======   =======       =======  =========     ======  =======


Revenue

     Food and beverage revenue increased $656,000 or 9.0% for the three months ended August 31, 1999 compared to the same period of 1998. For the nine months ended August 31, 1999, food and beverage revenue increased $1,963,000 or 9.8% compared to the same period of 1998. Revenue for the three and nine months ended August 31, 1999 includes sales from three new restaurants opened February 18, March 18, and June 24, respectively. In April 1999, one of the Company's existing restaurants was damaged by fire and was closed for renovation. This restaurant reopened October 1, 1999. Food and beverage revenue on a per restaurant basis for restaurants in operation during the first three quarters of 1999 and 1998, and for the nine months ended August 31, 1999 and 1998, are set forth in the following table:

                                    Average Net Sales
                                   Per Restaurant Unit
                                                           Increase   % Increase
                                    1999        1998      (Decrease)  (Decrease)
                                 ----------   ----------  ----------  ----------


Three months ended August 31     $ 301,321    $ 293,119     $  8,202      2.8%
Three months ended May 31          287,207      267,199       20,008      7.5%
Three months ended February 28     257,908      240,465       17,443      7.3%
                                 ----------   ----------    ---------
Nine months ended August 31      $ 846,436    $ 800,783     $ 45,653      5.7%
                                 ==========   ==========    ========

     The 2.8% ($197,000) increase in same store sales for the third quarter of 1999 was primarily attributable to (i) increased customer traffic during late night hours (sales between the hours of 10:00 p.m. and midnight) resulting in a $29,000 increase in late-night sales, (ii) an increase in "upsizing" (the addition of a larger beverage and larger french fry to the standard combo meal for an additional 39 cents) which accounted for $27,000 of the sales increase, and (iii) an increase in the selling price of beverages in July 1999. Same store sales for the nine months ended August 31, 1999 increased 5.7% ($1,096,000). The increase is primarily attributable to an increase in late-night sales of $237,000 over the prior year, and increased "combo" meal and "upsizing" sales over the prior year. The increase in combo meals and upsizing sales has contributed to a 4% increase in average sales per transaction for both the three and nine months ended August 31, 1999.

Cost of Food and Beverages

     Cost of food and beverages as a percentage of food and beverage revenue was 28.7% for the three months ended August 31, 1999 compared to 28.5% for the three months ended August 31, 1998. Cost of food and beverages for the nine months ended August 31, 1999 was 28.9% compared to 28.7% for the same period of 1998. The .2 percentage point increase in cost of food and beverages for the three months ended August 31, 1999 is primarily due to an increase in the average cost of beef from 91 cents per pound for the three months ended August 31, 1998, to 99 cents per pound for the three months ended August 31, 1999. Food costs have remained constant or declined for most of the major food products for the nine months ended August 31, 1999 compared to the nine months ended August 31, 1998. The .2 percentage point increase in cost of food and beverages for the nine months ended August 31, 1999 is primarily attributable to the increase in combo sales (from approximately 34% of sales during the nine months ended August 31, 1998 to approximately 40% of sales during the same period of 1999), which are priced at a discount of approximately 8% of the price of the individual products. Cost of food and beverage percentages of 28.7% for the three months ended August 31, 1999, and 28.9% for the nine months ended August 31, 1999, are in line with the Company's and Wendy's International's guidelines.

Operating Expenses

     Operating expenses as a percentage of revenue decreased .7 percentage points for the three months ended August 31, 1999 compared to the same period of 1998 (from 56.9% of revenue in 1998 to 56.2% in 1999). For the nine months ended August 31, 1999, operating expenses were reduced 1.3 percentage points (from 58.8% of revenue in 1998 to 57.5% in 1999). The net decrease in operating expenses as a percentage of revenue was primarily the result of reductions in rent expense and advertising expense in excess of increased payroll costs and building repairs and maintenance. A detailed discussion follows:

     - Rent Expense

     Rent expense decreased $108,000 and $294,000 for the three and nine months ended August 31, 1999, respectively, compared to the same periods of 1998. As a percentage of revenue, rent expense decreased from 4.6% of revenue for both the three and nine months ended August 31, 1998, to 2.9% of revenue for the three months ended August 31, 1999 and 2.8% for the nine months ended August 31, 1999. The reduction in rent expense resulted from the September 1998 purchase of five restaurants which were previously leased. The Company has realized a corresponding increase in interest and depreciation expense due to this purchase. The elimination of this rent expense was slightly offset by increased rent at certain leased restaurants due to increased sales volume at these restaurants for both the three and nine months ended August 31, 1999.

     -  Advertising Expense

     As a percentage of revenue, advertising expense decreased 1.3 percentage points (a reduction of $61,000 and $162,000) for the three and nine month periods ended August 31, 1999, compared to the same periods in 1998. The reduced expense for the third quarter was the result of an increase in advertising rebates from PepsiCo compared to rebates received during 1998 from Coca-Cola. Advertising expense for the three and nine months ended August 31, 1999 included $43,000 and $73,000 respectively of advertising costs incurred by the three new restaurants opened during 1999. The decrease for the nine month period also reflected (i) a savings from a program sponsored by Wendy's International which reduced the national advertising contribution paid by the franchisees for the first quarter of 1999, and (ii) a refund from the Company's local advertising cooperative due to an overpayment from the prior year.

     -  Increased Payroll Costs

     Payroll costs for the three months ended August 31, 1999 increased from 30.0% of revenue in 1998 to 32.3% of revenue in 1999. The Company has continued to be affected by a tight labor market and its effect on the availability and cost of labor. As a percentage of revenue, restaurant crew labor costs increased
1.8 percentage points (a 10.8% increase) for the three months ended August 31, 1999, compared to the same period of 1998, due to the following factors:

   (i)    an increase in the average hourly rate of 5.6%;

  (ii) an increase in the overtime premium paid and additional hourly employee assignments due to the general labor shortage in the Company's market;

  (iii) higher than normal staffing at the new restaurant opened in June 1999 during the opening phase when the restaurant operated under "new restaurant labor guidelines"; and

   (iv)   increased average same store sales of 2.8%.

     Also contributing to the increase in payroll costs was an increase of .3 percentage points for training of newly hired restaurant managers in connection with new restaurant development and as a result of turnover due to the very tight labor market (the unemployment rate in the Company's market has fallen below 3%). Payroll taxes also increased due to increased wages.

     The same factors described above impacted payroll costs for the nine months ended August 31, 1999 compared to the same period of 1998. Payroll costs increased from 31.2% of revenue in 1998 to 33.0% of revenue in 1999. As a percentage of sales, restaurant crew labor costs increased 1.3 percentage points

(a 7.8% increase) for the nine months ended August 31, 1999 compared to the same period of 1998, due to the following factors:

     (i)  an increase in the  average  hourly rate of 4.6%;

    (ii) an increase in the overtime premium paid and additional hourly employee assignments due to the general labor shortage in the Company's market;


   (iii) pre-opening labor costs and higher than normal staffing at the three new restaurants during the opening phase when these restaurants operated under "new restaurant labor guidelines"; and

    (iv)  increased average same store sales of 5.7%.

     Compounding these cost increases, for the nine months ended August 31, 1999, employee health insurance costs increased from 1.8% of revenue to 2.1% of revenue due to an increase in premiums. Beginning April 1, 1999, a portion of the total premium increase was shared by the employees. Also contributing to the increase in payroll costs for the nine months ended August 31, 1999 were increased training costs for newly hired store managers.

     - Building Repairs and Maintenance

     As a percentage of revenue, building repairs increased .5 percentage points (from $80,000 to $125,000) for the three months ended August 31, 1999, compared to the same period of 1998. For the nine months ended August 31, 1999, building repairs increased .3 percentage points (from $228,000 to $310,000). The increase in building repairs and maintenance for the three months ended August 31, 1999 was primarily the result of exterior painting on eleven restaurants during the third quarter of 1999 at a cost of approximately $33,000. In addition to the third quarter painting costs, building repairs and maintenance for the nine months ended August 31, 1999 reflect a significant increase in the cost of snow removal in the first quarter of 1999 compared to the first quarter of 1998. The Company also experienced an increase in pest control maintenance costs (which was mandated in connection with the Wendy's system's overall food safety program) and increased parking lot maintenance costs during 1999.

General and Administrative

     Restaurant Operations

     General and administrative expenses for the restaurant operations for the three and nine months ended August 31, 1998 included a general partner administrative fee of $40,000 and $120,000 respectively. The general partner administrative fee was eliminated in December 1998.

     Excluding the general partner administrative fee, general and administrative expenses increased $38,000 for the three months ended August 31, 1999 compared to the same period of 1998 (from $256,000 to $294,000). The increase for the three months ended August 31, 1999 was primarily due to increased administrative payroll and related payroll costs, an increase in office expenses and an increase in new store development costs. As a percentage of revenue, general and administrative expenses (excluding the general partner administration fee) increased from 3.4% of revenue for the third quarter of 1998 to 3.7% of revenue for the third quarter of 1999.

     Excluding   the   general   partner   administrative   fee,   general   and
administrative  expenses  increased $53,000 for the nine months ended August 31,

1999 (from $820,000 to $873,000). The increase for the nine months ended August 31, 1999 was primarily due to an increase in administrative payroll and related payroll costs, an increase in office expenses, an increase in transportation costs, and an increase in new store development costs. These increases were partially offset by a decrease in Michigan single business tax expense, a decrease in legal and professional fees, and a decrease in outside recruiting costs. As a percentage of revenue, general and administrative expenses
(excluding the general partner administration fee) decreased from 4.1% of revenue to 4.0% of revenue.

     Corporate Level Expenses

     General and administrative expenses for corporate level expenses decreased $91,000 (from $300,000 to $209,000), from 4.1% of revenue to 2.6% of revenue for the three months ended August 31, 1999 compared to the same period of 1998. The decrease was primarily due to (i) a $37,000 reduction in legal and professional fees, (ii) a $29,000 reduction in salaries, bonuses, and related costs resulting from the elimination of several positions, and (iii) a $45,000 decrease in life insurance premiums resulting from the sale of policies earlier this year. These decreases were offset by an increase in public market expense resulting from the payment of a $30,000 application fee to register the Company's common stock on the American Stock Exchange.

     For the nine months ended August 31, 1999, general and administrative expenses decreased approximately $720,000 (from $1,226,000 to $506,000), from 6.1% of revenue to 2.3% of revenue. The decrease was primarily due to reductions in the same expense categories described above including (i) a $424,000 reduction in legal expenses resulting from the recovery of $192,000 of legal expenses from insurance proceeds in 1999, and unusually high legal costs in 1998 due to active litigation, (ii) a $188,000 decrease in salaries, bonuses and related costs, and (iii) a $128,000 reduction in life insurance premiums. Offsetting these decreases was a $59,000 increase in public market expense due to the $30,000 application fee for registration on the American Stock Exchange and the engagement in 1999 of an investor relations firm at a cost of $22,000.

Depreciation and Amortization

     Depreciation and amortization expense increased $56,000 for the three months ended August 31, 1999 and $60,000 for the nine months ended August 31, 1999, compared to the same periods of 1998. The increase for both the three and nine months ended August 31, 1999 was primarily attributable to the acquisition of five restaurants in September 1998 and the addition of three new restaurants in 1999.

Interest Expense

     Interest expense for the third quarter of 1999 and 1998 was $337,000 and $356,000, respectively. Interest expense for the nine months ended August 31, 1999 and 1998 was $1,006,000 and $1,096,000, respectively. Long-term debt was restructured during the fourth quarter of 1998 which resulted in a weighted average interest rate of approximately 9% for the three and nine months ended August 31, 1999 compared to approximately 14% for the same periods of 1998. All of the Company's long-term debt is now at fixed interest rates compared to the long-term debt prior to the debt restructuring when the Company had both fixed and variable interest rates.

     The impact on interest expense of this significant reduction in interest rates more than offsets the additional interest expense incurred due to the Company's increase in long-term debt. Long-term debt has increased from $9.4 million as of August 31, 1998 (prior to the Company's debt restructuring) to

$15.1 million as of August 31, 1999. The increase in long-term debt was due to borrowings of $10.1 million in the fourth quarter of 1998 of which $4.2 million was used to acquire five restaurants that had been previously leased by the Company. The remaining $5.9 million was used to refinance existing long-term debt at a lower interest rate. During the first nine months of fiscal 1999, the Company has borrowed an additional $2.9 million to finance the land and building for three new restaurants opened during the first nine months of 1999 and to acquire land for a restaurant currently under construction.

Interest Income

     Interest income increased $373,000 for the third quarter (from negative $268,000 in 1998 to $105,000 in 1999), and $307,000 for the nine months ended
August 31, 1999 (from  $47,000 in 1998 to $354,000 in 1999).  In June 1998,  the
Company discontinued its recognition of non-cash interest income on the Company's note receivable from the sale of stock and reversed the year-to-date interest income previously recognized. This resulted in the negative interest income for the third quarter of 1998. The cash interest income recorded in 1998 and 1999 was primarily the result of interest earned on the notes receivable obtained in the sale of the Thomas Edison Inn and the Grand Harbor Resort & Yacht Club.

Other Income

     Other income of $519,000 for the nine months ended August 31, 1998 was primarily due to the forfeiture of an earnest deposit in April 1998 in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

Gain on Disposal of Assets

     A gain of $297,000 was recognized for the nine months ended August 31, 1999. The gain on disposal of assets was due to the sale of life insurance policies during the first two quarters ($200,000), and from the excess of insurance proceeds over the net book value of fire damaged equipment ($97,000). The Company expects that insurance will cover substantially all of the costs to restore and equip the fire damaged restaurant.


                     Lodging Group - Discontinued Operations

     During the second quarter of 1998, the Company entered into agreements to sell its two hotel properties resulting in the discontinuance of the Company's Lodging Group as of September 1, 1998. For details of the impact on the Company's operating results see Note C of the Company's financial statements.

Liquidity and Capital Resources

Cash Flows

     Cash and cash equivalents ("cash") decreased $573,000 from $2,109,000 as of November 30, 1998 to $1,536,000 as of August 31, 1999. The decrease in cash was the result of the following:

         Net cash provided by operating activities         $   311,000
         Net cash used in investing activities              (1,289,000)
         Net cash provided by financing activities             405,000
                                                           ------------

         Net decrease in cash                              $  (573,000)
                                                           ============

     Net cash provided by operating activities decreased $2,285,000 for the nine months ended August 31, 1999 compared to the same period of 1998 despite an increase in net earnings of $2,074,000. The decrease was due in large part to the receipt of $2,090,000 in marketing and conversion funds (deferred revenue) from the Company's beverage supplier in May 1998. The decrease also reflects a net change of $1,176,000 in cash flow from net assets of discontinued operations. For the nine months ended August 31, 1998, assets of discontinued operations were sold generating cash compared to the same period of 1999 when liabilities of discontinued operations were retired using cash.

     Net cash used in investing activities increased $219,000 for the nine months ended August 31, 1999 compared to the same period of 1998. The 1999 activity reflects an investment of $3,889,000 in three new restaurants opened in 1999 and the land for a fourth restaurant currently under construction. This investment in new restaurants compares to an investment of $755,000 in 1998 for the acquisition of the remaining interest in the former Wendy's of West Michigan Limited Partnership. Offsetting the $3,889,000 investment in new restaurants in 1999 was $2,745,000 of receipts on notes receivable related to the sale of the Company's hotel properties.

     Net cash provided by financing activities increased $1,555,000 for the nine months ended August 31, 1999 compared to the same period of 1998. The increase is primarily the result of proceeds from long-term debt of $2,972,000 used to finance the investment in three new restaurants and the land for a fourth restaurant currently under construction. This source of cash was offset by an increase in principal payments on long-term debt of $380,000 for the nine months ended August 31, 1999 compared to the same period of 1998, and the payoff of $1,100,000 of short-term notes payable from proceeds from the note receivable described in the previous paragraph. Scheduled principal payments on long-term debt were significantly reduced for the nine month period ended August 31, 1999 compared to the same period of 1998 due to the restructuring of long-term debt discussed earlier. This reduction in scheduled principal payments on long-term debt was more than offset by the payment of $900,000 made during the third quarter of 1999 on long-term debt which was also paid from proceeds from the note receivable described in the previous paragraph. These notes payable had been incurred when the Company sold participation interests in the notes receivable resulting from the sale of the hotel properties.

 Financial Condition

     As of August 31, 1999, the Company's current liabilities exceeded its current assets by $683,000, compared to November 30, 1998 when current assets exceeded current liabilities by $230,000. At these dates, the ratios of current assets to current liabilities were 0.8:1 and 1.0:1 respectively. The discussion above of Cash Flows for the nine months ended August 31, 1999 explains the decrease in cash as well as the most significant reasons for the decrease in working capital.

     The cash management issues currently facing the Company can be described in two key areas: (i) on-going operations and capital improvements at the existing Wendy's restaurants, and (ii) investment in new Wendy's restaurants.

     The single most significant issue facing management at existing restaurants is the combination of decreased availability of employees and the continued increasing cost of labor. Wendy's International has established a "Service Excellence" program which incorporates the use of new tools (e.g. timing mechanisms to improve drive-through service times) to allow for lower labor costs per customer. The required capital expenditures for the Service Excellence program are estimated at an average cost of approximately $10,000 per restaurant over the next twelve months. In addition to those capital expenditure requirements, the Company estimates that the existing restaurants will require approximately $450,000 of capital improvements over the next twelve months.

     The Company has invested approximately $3,900,000 into new restaurants during the nine months ended August 31, 1999. This investment consists of land, building and equipment for three new restaurants and land for a fourth restaurant which is scheduled to open in Spring 2000. The Company has obtained mortgage loans totaling $3,201,000 for these three restaurants. The mortgage loans are amortized over 20 years at fixed interest rates ranging from 8.42% to 8.53%. The fourth restaurant requires an additional investment of approximately $900,000 in the upcoming six months. The financing for this new restaurant is being provided by Fleet Business Credit Corporation under a program approved by Wendy's International. The Company has received a forward commitment to finance $2,500,000 in new store investments for two additional restaurants over the next twelve months at a fixed interest rate equal to 2.2% over the then-current 20 year treasuries (approximately 8.2% at current rates).

     Construction has begun on a fifth new restaurant which will be leased. This restaurant is the Company's first prototype restaurant that combines a Wendy's restaurant with a Meijer convenience store-gas station facility. The Company has also made refundable deposits on several potential restaurant sites. If purchased, construction at these sites would begin in fiscal 2000. Financing for the restaurant under construction and any future restaurants would be provided through a combination of (i) proceeds from borrowings under the forward fixed rate financing commitment, (ii) leasing of real estate and equipment, and (iii) equipment financing. It is anticipated that these financing options will provide for approximately 90% of the cost for newly opened units over the next twelve months. The Company has begun discussions with a number of lenders to provide the equipment financing.

     The Company's various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

     - Fixed Charge Coverage Ratio ("FCCR") of 1.2:1 for the Wendy's operation as a whole;

     - FCCR of 1.2 : 1 for the Wendy's restaurants that are subject to a real estate mortgage; and

     - FCCR of 1.4 : 1 for the Wendy's restaurants that are subject to both a real estate mortgage and a business value loan.

At August 31, 1999, the Company was in compliance with these covenants.

     The Company's loan agreements and its operating agreements with Wendy's International restrict the amount of currently generated operating cash flow from the Wendy's operation that may be utilized to fund corporate level expenses. The Company anticipates that this requirement will be met in the current year given the reductions in corporate level expenses and the receipt of non-operating cash during this fiscal year. Approximately $1,136,000 of such non-operating proceeds were received during the first nine months of the year.

     In light of the operational and investment cash management issues discussed above, the Company plans to meet its current obligations over the next twelve months by:

     -    Utilizing cash reserves in excess of $1,500,000.

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

     There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected. Also, $475,000 of the notes receivable have been assigned with recourse. To the extent those notes are not paid by their makers, the Company would be obligated to make the payments to the assignee upon completion of its collection efforts. Although the Company believes that the collateral is sufficient to cover the remaining obligations on those notes, there is no assurance that the Company would be able to effect such a realization when payments on the notes would ultimately be due to the assignee, and no assurances that the amounts recovered would be sufficient to cover amounts due the assignee. In such circumstances, the Company would be required to secure necessary funds through borrowings or other means.

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

     The Company estimates that the required replacement and enhancement of systems for year 2000 compliance will cost approximately $150,000. The Company does not expect to incur significant additional costs to complete its review of computer systems to determine what measures are required to be year 2000 compliant. However, the Company can make no assurance that all year 2000 risks to the Company and to its critical vendor systems can be identified and successfully negated through modification or replacement of existing programs. Although the Company has performed a detailed review of its computer systems, there is no assurance that unanticipated year 2000 issues could arise that could have adverse financial and operational effects on the Company.

     Despite assurances from its various software vendors, the Company could find that its critical computer systems are not year 2000 compliant or that it experiences computer equipment failures. In such event, the Company's contingency plan includes the following:


     1) Point-of-Sale System - The Company would immediately begin to manually process its sales, monitor its inventory, and record its labor expense. This manual system would remain in effect until such time as the year 2000 issues are corrected or a replacement computerized system is installed. It is possible, however, that if the year 2000 issues cannot be corrected, or a replacement system cannot be installed within a short period of time, there could be adverse financial and operational effects on the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

                                     PART II

                                OTHER INFORMATION


Item 5.  Other Information.

     On September 24, 1999, the Company's common shares began trading on the American Stock Exchange under the ticker symbol "MHG". The Company's shares were previously traded on the OTC Bulletin Board under the symbol "MHGI" and on the Chicago Stock Exchange under the symbol "MHG".

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibit List.

                  Exhibit No.          Description of Document
                  -----------          -----------------------

                      27               Financial Data Schedule.


--------------

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 4, 1999                MERITAGE HOSPITALITY GROUP INC.



                                       By:   /s/  Robert E. Schermer, Jr.
                                          --------------------------------------
                                          Robert E. Schermer, Jr.
                                          President and Chief Executive Officer



                                       By:   /s/  Pauline M. Krywanski
                                          --------------------------------------
                                          Pauline M. Krywanski
                                          Vice President and Treasurer
                                          (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                               Description of Document
-----------               ------------------------------------------------------

   27                     Financial Data Schedule.