Form 10-K
period 1999-11-30
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2000-02-04
CIK 808219

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

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

  Common Shares, $0.01 par value       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 2000, there were 5,751,877 common shares of the Registrant outstanding. The aggregate market value of the common shares held by non-affiliates at that date was $7,746,687 based on the closing sales price on the American Stock Exchange on that date.


--------------------------------------------------------------------------------

                         MERITAGE HOSPITALITY GROUP INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
PART I                                                                      PAGE
                                                                            ----
         Item 1    - Business                                                  3
         Item 2    - Properties                                                7
         Item 3    - Legal Proceedings                                         8
         Item 4    - Submission of Matters to Vote of Security-Holders         8

PART II

         Item 5    - Market for Registrant's Common Equity and Related
                         Stockholder Matters                                   9
         Item 6    - Selected Financial Data                                  10
         Item 7    - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  11
         Item 7A -   Quantitative and Qualitative Disclosures About
                         Market Risk                                          24
         Item 8    - Financial Statements and Supplementary Data              24
         Item 9    - Changes in and Disagreements With Accountants on
                         Accounting and Financial Disclosure                  24

PART III

         Item 10   - Directors and Executive Officers of the Registrant       25
         Item 11   - Executive Compensation                                   27
         Item 12   - Security Ownership of Certain Beneficial Owners
                         and Management                                       28
         Item 13   - Certain Relationships and Related Transactions           28

PART IV

         Item 14   - Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K                                  30

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

         Statements concerning expected financial performance, on-going business strategies and action which the Company intends to pursue to achieve strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and views about quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of adequate employees; directives issued by the franchisor; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health certification, and the operation of its restaurants. Because the Company's operations are concentrated in smaller urban areas of Michigan, a marked decline in the Michigan economy could adversely affect its operations.

                                     PART I

ITEM 1.  BUSINESS.

         THE COMPANY

         Meritage Hospitality Group Inc. is the nation's only publicly held "Wendy's Old Fashioned Hamburgers" restaurant franchisee. The Company serves more than six million customers annually through its operation of 29 Wendy's restaurants in Western and Southern Michigan. All restaurants are operated pursuant to franchise agreements with Wendy's International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the "Wendy's" brand name. During the past year, Meritage has opened four new Wendy's restaurants and has several additional Wendy's restaurants currently under development. Its latest new store, which opened in December 1999, was the first Wendy's restaurant completed pursuant to a co-branding venture with Meijer, Inc., one of the nation's largest discount retailers, whereby Meritage combines a full service Wendy's restaurant with a Meijer convenience store and gas station facility.

         The Company's primary growth strategy is to expand its Wendy's business through the development of new restaurants within the Company's designated market area, and through joint ventures and acquisitions inside and outside of its designated market area. This plan includes developing and acquiring 20 to 30 additional Wendy's restaurants over the next five years, including up to ten new restaurants constructed pursuant to the co-branding venture with Meijer.

         Meritage was incorporated in 1986, and is currently engaged exclusively in the quick-service restaurant business. The Company owns half of its restaurant properties and leases the other half.

         Meritage's principal executive office is located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503. Its telephone number is (616) 776-2600 and its facsimile number is (616) 776-2776. The Company's 29 Wendy's restaurants are owned or operated by Wendy's of Michigan, a Michigan limited partnership that is owned by MHG Food Service Inc., a wholly-owned subsidiary of Meritage. S & Q Management, LLC, a Michigan limited liability company owned by Robert E. Schermer, Jr. and Ray E. Quada, is the sole general partner of Wendy's of Michigan. For convenience, Meritage and its subsidiaries are collectively referred to as "Meritage" or "the Company" throughout this report.

         OPERATIONS

         Meritage's restaurants are located in the Michigan counties of Allegan, Calhoun, Kalamazoo, Kent, Muskegon, Newaygo, Ottawa and Van Buren. This includes the metropolitan areas encompassing the cities of Grand Rapids, Kalamazoo, Battle Creek, Muskegon and Holland. This geographical area comprises Meritage's designated market area.

         Menu

         Each Wendy's restaurant offers a diverse menu containing a variety of food items, featuring hamburgers, chicken sandwiches and pita sandwiches, all of which are prepared to order with the customer's choice of condiments. The Wendy's menu includes other items such as chili, baked and french fried potatoes, freshly prepared salads, soft drinks, "Frosty" desserts and children's meals. Each Wendy's restaurant features soft drink products supplied by the Pepsi-Cola Company and its affiliates.

Wendy's International maintains significant discretion over the menu items that are offered in the Company's restaurants.

         Restaurant Layout and Operations

         The Company's restaurants typically range from 2,700 to 3,400 square feet with a seating capacity between 90 and 130 people, and are typically open from 10:00 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. All restaurants also feature a drive-through window. Sales to drive-through customers accounted for over half of the total restaurant sales in fiscal 1999.

         A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company's restaurants. Physical inventories of all food items and restaurant supplies are taken weekly and monthly.

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

         Relationship with Wendy's International

         Meritage operates its restaurants pursuant to various agreements (including one franchise agreement for each restaurant) with Wendy's International. These agreements grant privileges such as the right to utilize Wendy's International's trademarks, service marks, designs and other proprietary rights (such as "Wendy's" and "Wendy's Old Fashioned Hamburgers") in connection with the operation of its Wendy's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, and general operating procedures. The franchise agreements currently in place expire in approximately 19 years. Subject to certain conditions, the franchise agreements can be renewed for an additional 10 years.

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

         Meritage's growth strategy involves the expansion of its restaurant operations through the development and acquisition of additional Wendy's restaurants. In addition to paying monthly royalty fees, Meritage is required to pay Wendy's International a technical assistance fee upon the opening of a new Wendy's restaurant. Meritage is permitted to develop new Wendy's restaurants and convert competitive units located in its designated market area subject to the standard expandability criteria and site standards of Wendy's International. Meritage is prohibited from acquiring or developing new Wendy's restaurants outside of its designated market area unless the prohibition is waived by Wendy's International in its sole and absolute discretion. Meritage is also prohibited from acquiring or developing any other types of quick-service restaurants within Meritage's designated market area, or outside of Meritage's designated market area if the restaurant sells hamburgers, chicken sandwiches or products similar to Wendy's International and is located within a three mile radius of another Wendy's restaurant.

         The reputation of Meritage's restaurants is largely dependent on the entire Wendy's restaurant chain, which in turn is dependent upon the management and financial condition of Wendy's International and the performance of Wendy's restaurants operated by other Wendy's franchisees. Should Wendy's International be unable to compete effectively with similar restaurant chains in the future, Meritage would be materially and adversely affected. Furthermore, many of the attributes which lead to the success of Wendy's operations are factors over which Meritage has no control, such as national marketing, introduction of new products, quality assurance and other operational systems.

         Meritage cannot conduct its Wendy's operation without its affiliation with Wendy's International. Any termination of the franchise agreements would have a material adverse effect on Meritage's financial condition and results of operations.

         Personnel

         Meritage employs approximately 1,200 people of which approximately 200 are full-time employees. The Company strives to maintain quality and uniformity throughout its restaurants by continual in-service training of employees and by field visits from Company supervisors. The Company believes that it fosters a good working relationship with its employees.

         COMPETITION AND INDUSTRY CONDITIONS

         The food service industry is one of the largest sectors of the nation's economy, generating an estimated $320 billion of revenue in 1997, of which one-third was attributable to the quick-service restaurant industry. The quick service market experienced sales of an estimated $112 billion in 1998, with an annual growth rate of approximately 5%. As a whole, the quick-service industry has consistently grown for more than 20 years, and indications are that this growth will continue. Historic changes in domestic lifestyles, favoring greater convenience, has significantly impacted this trend. In addition, a burgeoning household income, brought about by a strong national economy, has increased the spending on food away from home. Because of these trends, competition in the quick-service restaurant segment is, and can be expected to remain, intense.

         Within the quick service market, the hamburger market segment contains approximately half of the entire market (with the pizza, chicken, Mexican and Asian market segments comprising the remainder). The segment is dominated by McDonalds' (12,500 units), Burger King (8,000 units), Wendy's (5,000 units) and Hardees (2,700 units), who collectively represent over 80% of the entire segment.

         Most of the Wendy's restaurants operated by the Company are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald's, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety and new product development. These competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their products. However, neither Wendy's International nor the Company believe this is a profitable long-term strategy. Both Wendy's International and the Company believe that the competitive position of a Wendy's restaurant is enhanced by its unique qualities such as the use of fresh ground beef, a diverse menu, food prepared to order with a wide choice of condiments, promotional products and the atmosphere and decor of its restaurants.

         The following table compares the Company's average Wendy's restaurant same store sales to the average sales of (i) the system-wide domestic Wendy's restaurants (i.e. franchised and franchisor-owned), and (ii) the franchised domestic Wendy's restaurants.

           ================ ======================== ========================= ==========================
             FISCAL            MERITAGE OPERATED       SYSTEM-WIDE DOMESTIC       FRANCHISED DOMESTIC
              YEAR                RESTAURANTS              RESTAURANTS *             RESTAURANTS *
           ---------------- ------------------------ ------------------------- --------------------------
                1997              $1,063,000                $1,042,000                $1,017,000
           ---------------- ------------------------ ------------------------- --------------------------
                1998              $1,080,000                $1,062,000                $1,031,000
           ---------------- ------------------------ ------------------------- --------------------------
                1999              $1,134,000                $1,117,000 **             $1,080,000 **
           ================ ======================== ========================= ==========================

          *       Source: Wendy's International, Inc.
          **      Estimated figures

         The Company intends to achieve growth by (i) developing new Wendy's restaurants in its existing market, (ii) developing and/or acquiring Wendy's restaurants in other markets, and (iii) increasing sales at Wendy's restaurants currently operated by the Company. The Company's new developments would include both freestanding and nontraditional (e.g. combination units being developed under the joint venture with Meijer) Wendy's restaurants. Some new stores may replace older and obsolete units that the Company has decided to close. Finally, the Company will also explore other acquisitions or developments that would complement its Wendy's business.

         The restaurant industry is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues during those months. During fiscal 1999, food service revenue generated by quarter was as follows: first quarter - 23%; second quarter - 25%; third quarter - 27%; and fourth quarter - 25%.

         RISKS AND GOVERNMENTAL REGULATIONS

         Meritage is subject to numerous risks inherent in the food service industry. These include, among others: changes in local and national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of an adequate number of managers and hourly-paid employees; directives issued by the franchisor, the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive federal, state and local government regulations relating to, among other things, zoning and the operation of its restaurants. Congress increased the minimum wage to $5.15 per hour in 1997. Further changes regarding minimum wage or other laws governing the relationship with employees (e.g. overtime wage and health care coverage) could have an adverse effect on the Company's operations.

         The Company's restaurants are also subject to public health certification regarding the preparation and sale of food. The Company believes its operations would be adversely affected if these permits were terminated. The Company does not anticipate, however, that its permits will be terminated.

         ITEM 2.  PROPERTIES.

         Each Wendy's restaurant is built to specifications provided by Wendy's International as to its exterior style and interior decor. Typical free-standing restaurants are one-story brick buildings constructed on sites of approximately 40,000 square feet, with parking for approximately 50 vehicles. The restaurants, which range from 2,700 to 3,400 square feet, have a food preparation area, a dining room with seating capacity for 90 to 130 persons, and a double pick-up window for drive-through service. The dimensions and layout of the Wendy's restaurants being developed under the joint venture with Meijer are basically the same except that the restaurant is connected to a 3,500 square foot convenience store and gas station facility operated by Meijer.

         Of the 29 Wendy's restaurants that the Company operates, it (i) owns the land and buildings comprising 13 restaurants, (ii) leases the land and buildings comprising 15 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from 10 months to 30 years. The structures range from being brand new to approximately 25 years old. The land and buildings owned by the Company are subject to encumbrances described in "Financing and Encumbrances."

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

FINANCING AND ENCUMBRANCES
--------------------------

         In fiscal 1998 and 1999, the Company borrowed $11,740,000 from Captec Financial Group, Inc. ("Captec") to purchase existing Wendy's restaurants, refinance existing restaurant indebtedness, and build new restaurants. This long-term indebtedness is secured by the real estate of 13 Company-owned Wendy's restaurants as well as the equipment and business value of certain of these restaurants. The Captec loans have terms ranging from fifteen to twenty years, require monthly payments of $99,980, and carry fixed interest rates that range from 7.77% to 8.53%. The loan agreements contain financial covenants which require the maintenance of certain coverage ratios. In addition to the coverage ratio requirements, the loan covenants limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

         In fiscal 1999, the Company also borrowed $1,261,000 from Fleet Business Credit Corporation ("Fleet") to build and equip an additional Wendy's restaurant. This long-term indebtedness is secured by the related real estate and equipment. The Fleet loans require monthly payments of $11,932, and carry fixed interest rates of 8.32% for a seven year equipment loan, and 8.7% on a 15-year real estate mortgage.

         The Company presently holds a $3,750,000 forward commitment from Fleet to provide additional financing for the construction and equipment associated with the development of three new Wendy's restaurants, which the Company plans to open in fiscal 2000. This indebtedness would be secured by the real estate and equipment of the new restaurants. The fixed interest rate would be 220 points over similar term treasury rates for seven year equipment loans and real estate mortgages with 15-year terms and 20-year amortizations. The Company is under no obligation to utilize this commitment.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine legal proceedings which are incidental to its business. Except as described below, all of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal proceedings will not, in the aggregate, be material to the Company's financial condition or operations. The Company maintains various types of insurance standard to the industry which cover most legal proceedings brought against the Company.

         On January 31, 2000, the Company was served with a complaint from the owners of six condominium units at the former Grand Harbor Yacht Club (T.E. Beckering Enterprises et al. v. GHYC Inc. et al., Ottawa County (Michigan) Circuit Court). The complaint seeks injunctive relief and unspecified monetary damages associated with the sale of six condominium units in 1997 and 1998. All assets of the former Grand Harbor Yacht Club, and all the rights and obligations as the developer of the condominium project, were assigned to the purchaser of the Grand Harbor Yacht Club in June 1998. The Company believes the case is without merit and will vigorously defend against the lawsuit. Moreover, at the time of the sale, the purchaser of the Grand Harbor Yacht Club agreed to indemnify and hold the Company harmless against all such claims. Any potential liability of the Company with respect to this matter will not, in the aggregate, be material to the Company's financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------

         Meritage's common shares have been listed on the American Stock Exchange under the symbol "MHG" since September 24, 1999. Prior to that, its common shares were quoted on the OTC Bulletin Board under the symbol "MHGI." There was no established public trading market for the Company's common shares prior to October 18, 1995.

         The following table sets forth the high and low sales or bid prices for the Company's common shares for the two most recent fiscal years. From December 1, 1997 through September 23, 1999, the table reflects the bid prices quoted on the OTC Bulletin Board. From September 24 through November 30, 1999, the table reflects the sales prices reported by the American Stock Exchange.


                        ================================================ =========== ===========
                                                                            HIGH        LOW
                        ------------------------------------------------ ----------- -----------
                        FISCAL YEAR ENDED NOVEMBER 30, 1998
                        ------------------------------------------------ ----------- -----------
                                First Quarter                              $ 3.13      $ 1.00
                        ------------------------------------------------ ----------- -----------
                                Second Quarter                             $ 2.00      $ 1.03
                        ------------------------------------------------ ----------- -----------
                               Third Quarter                               $ 1.56      $ 1.06
                        ------------------------------------------------ ----------- -----------
                               Fourth Quarter                              $ 1.63      $ 1.00
                        ================================================ =========== ===========

                        ================================================ =========== ===========
                                                                            HIGH        LOW
                        ------------------------------------------------ ----------- -----------
                        FISCAL YEAR ENDED NOVEMBER 30, 1999
                        ------------------------------------------------ ----------- -----------
                                First Quarter                              $ 2.00      $ 1.25
                        ------------------------------------------------ ----------- -----------
                                Second Quarter                             $ 2.69      $ 1.50
                        ------------------------------------------------ ----------- -----------
                                Third Quarter                              $ 3.13      $ 1.78
                        ------------------------------------------------ ----------- -----------
                                Fourth Quarter                             $ 2.75      $ 1.94
                        ================================================ =========== ===========


HOLDERS
-------

         As of January 31, 2000, there were approximately 700 record holders of the Company's common shares, which the Company believes represents approximately 1,200 beneficial holders.

DIVIDENDS
---------

         No dividends on Meritage's common shares were paid in the two most recent fiscal years. Because the Company intends to reinvest excess cash into the development of new Wendy's restaurants, it does not intend to pay any dividends on common shares in fiscal 2000.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth the selected financial information of the Company.

(In thousands except for per share information)


                                                                                 YEAR ENDED NOVEMBER 30,
                                                         --------------------------------------------------------------------
                                                            1999          1998           1997          1996           1995
                                                                                      (RESTATED)*   (RESTATED)*   (RESTATED)*
                                                         -----------   ------------   -----------  ------------   -----------

SUMMARY OF OPERATIONS
---------------------

Continuing Operations

   Total revenue                                            $ 29,752     $ 27,044      $ 26,860      $  2,099      $     --

   Operating expenses                                         28,898       27,590        27,534         2,368            --

   Operating income (loss)                                       854         (546)         (674)         (269)           --

   Earnings (loss) from continuing operations                    322       (1,374)       (1,935)          268            --

Discontinued Operations

   Loss from operations                                           --         (479)       (1,058)       (2,193)       (2,049)

   Gain on disposal of business segment                          150        3,711         1,479            --            --

Net earnings (loss)                                              472        1,131        (1,691)       (1,926)       (2,049)

Preferred stock dividends                                         40          108           102            --            --

Net earnings (loss) on common shares                             432        1,023        (1,793)       (1,926)       (2,049)

Earnings (loss) per common share - basic and diluted

   Earnings (loss) from continuing operations               $   0.05     $  (0.30)     $  (0.63)     $   0.09      $     --

   Net earnings (loss)                                      $   0.08     $   0.21      $  (0.56)     $  (0.62)     $  (1.13)


BALANCE SHEET DATA
------------------

Property & equipment                                        $ 16,684     $ 13,183      $  7,518      $  7,652      $     --


Net assets of discontinued operations                             --         (594)          840           267         3,055

Total assets                                                  25,201       24,964        13,814        14,891         3,055

Long-term obligations (1)                                     15,091       13,513        10,447         9,715            --

Stockholders' equity                                           5,883        5,434            30         2,021         3,055

Cash dividends declared per common share                    $   0.00     $   0.00      $   0.00      $   0.50      $   0.00



(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

* Effective May 31, 1998, the Company began accounting for the operations of its former lodging industry segment as discontinued operations. The consolidated financial statements beginning on page M-1 have been restated for all periods presented to reflect the results of operations and net assets of the lodging industry segment as discontinued operations. The selected financial data above has also been restated to reflect the lodging industry segment as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------
                              CONTINUING OPERATIONS

        The following summarizes the results of continuing operations for the years ended November 30, 1999, 1998 and 1997.

                                                                     Statements of Operations
                                          ---------------------------------------------------------------------------
                                                       $ in Thousands                        %  of Revenue
                                          ---------------------------------------   ---------------------------------
                                               1999          1998        1997       1999          1998         1997
                                          ---------------------------------------------------------------------------

Food and beverage revenue                  $  29,752      $ 27,044    $ 26,860     100.0%        100.0%     100.0%

Costs and expenses
   Cost of food and beverages                  8,557         7,752       7,720      28.8          28.7       28.7
   Operating expenses                         17,004        15,693      15,902      57.1          58.0       59.2
   General and administrative
       Restaurant operations                   1,228         1,374       1,317       4.1           5.1        4.9
       Corporate level expenses                  670         1,692       1,525       2.3           6.2        5.7
   Depreciation and amortization               1,283         1,079       1,070       4.3           4.0        4.0
   Impairment of assets                          156            --          --       0.5           --         --
                                           -------------------------------------  -----------------------------------

       Total costs and expenses               28,898        27,590      27,534      97.1         102.0      102.5
                                           -------------------------------------  -----------------------------------

Earnings (loss) from operations                  854          (546)       (674)      2.9          (2.0)      (2.5)

Other income (expense)
   Interest expense                           (1,314)       (1,473)     (1,440)     (4.4)         (5.5)      (5.4)
   Interest income                               391           185         593       1.3           0.7        2.2
   Other income                                   --           509          --       --            1.9        --
   Gain (loss) on disposal of assets             391           (25)       (218)      1.3          (0.1)      (0.8)
   Minority interest                              --            26        (196)      --            0.1       (0.7)
                                           -------------------------------------  -----------------------------------

         Total other income (expense)           (532)         (778)     (1,261)     (1.8)         (2.9)      (4.7)
                                           -------------------------------------  -----------------------------------

Earnings (loss) from continuing
 operations before income taxes                  322        (1,324)     (1,935)      1.1          (4.9)      (7.2)

Income taxes - current                            --            50          --       --            0.2        --
                                           -------------------------------------  -----------------------------------

Earnings (loss) from continuing
 operations                                $     322      $ (1,374)   $ (1,935)     1.1%          (5.1%)     (7.2%)
                                           =====================================  ===================================

              COMPARISON OF YEARS ENDED NOVEMBER 30, 1999 AND 1998
              ----------------------------------------------------

REVENUE

         Revenue increased 10.0% from $27,044,000 in fiscal 1998 to $29,752,000 in fiscal 1999. Revenue in fiscal 1999 includes sales from three new restaurants opened February 18, March 18 and June 24, respectively. Revenue from new restaurants totaled $2,101,000 in fiscal 1999 accounting for 7.1% of the 10.0% increase in revenue. Fiscal 1999 revenue was adversely impacted by the closing of two restaurants during the year due to fire damage resulting in a combined loss of approximately seven months of sales. Quarterly revenue on a per restaurant basis for restaurants in operation during the same periods of fiscal 1999 and 1998 ("same store sales"), are set forth in the following table:

                                         Average Net Sales Per Restaurant Unit
                                         -------------------------------------

                                                   1999               1998              Increase         % Increase
                                             --------------     --------------          --------         ----------
Three months ended November 30               $      287,161     $      278,766        $    8,395             3.0%
Three months ended August 31                        301,321            293,119             8,202             2.8%
Three months ended May 31                           287,449            267,263            20,186             7.6%
Three months ended February 28                      258,065            240,925            17,140             7.1%
                                             --------------     --------------        -----------
Year ended November 30                       $    1,133,996     $    1,080,073        $   53,923             5.0%
                                             ==============     ==============        ===========

         The 5.0% (approximately $1,300,000) increase in same store sales in fiscal 1999 was primarily attributable to (i) an increase in customer traffic during late night hours (sales between the hours of 10:00 p.m. and midnight), resulting in a $227,000 increase in late night sales in fiscal 1999 compared to fiscal 1998, (ii) an increase in beverage selling prices and "combo" meal prices in July 1999 combined with an increase in value menu prices on October 4, 1999 from $0.99 per item to $1.09 per item resulting in an increase in sales of approximately $285,000, and (iii) increased "combo" transactions and upsizing (the addition of a larger beverage and french fry to standard combo meals for an additional thirty-nine cents). The increase in selling prices, combo transactions and upsizing sales contributed to a 4.9% increase in average sales per transaction in fiscal 1999 compared to fiscal 1998.

         The Company's fiscal 1999 average sales on a per restaurant basis of approximately $1,134,000 exceeded the average sales of both (i) Wendy's system-wide domestic restaurants (i.e. franchised and franchisor-owned) which were estimated to average approximately $1,117,000 per restaurant in 1999, and (ii) Wendy's franchised domestic restaurants which were estimated to average approximately $1,080,000 per restaurant in 1999.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages increased $805,000 in fiscal 1999 compared to fiscal 1998 (from $7,752,000 to $8,557,000), which was the result of the increase in revenue. As a percentage of revenue, cost of food and beverages was 28.8% in fiscal 1999 compared to 28.7% in fiscal 1998. Overall food costs remained relatively constant in fiscal 1999 compared to fiscal 1998. Cost of meat products, which represent approximately 40% of the Company's cost of food and beverages, decreased slightly in fiscal 1999 compared to fiscal 1998. This decrease was largely offset by an increase in the cost of dairy products. The cost of food and beverage percentages of 28.8% in fiscal 1999 and 28.7% in fiscal 1998 are in line with the Company's and Wendy's International's guidelines.

OPERATING EXPENSES

         Operating expenses as a percentage of revenue decreased .9 percentage points in fiscal 1999 compared to fiscal 1998 (from 58.0% of revenue in 1998 to 57.1% in 1999). The net decrease in operating expenses as a percentage of revenue was primarily the result of reductions in rent expense and advertising expense in excess of increased payroll costs. A detailed discussion follows:

         - Rent Expense

         Rent expense decreased $295,000 in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, rent expense decreased from 4.2% of revenue in fiscal 1998 to 2.8% of revenue in fiscal 1999. The reduction in rent expense resulted from the September 1998 purchase of five restaurants which were previously leased. The Company has realized a corresponding increase in interest expense and depreciation due to this purchase. The elimination of this rent expense was slightly offset by increased rent at certain leased restaurants due to increased sales volume at these restaurants in fiscal 1999 compared to fiscal 1998.

         - Advertising Expense

         Advertising expense decreased $121,000 in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, advertising expense decreased .9 percentage points, from 5.7% of revenue in fiscal 1998 to 4.8% of revenue in fiscal 1999. The reduction in advertising costs in fiscal 1999 was primarily the result of an increase in advertising rebates earned in 1999 compared to rebates earned in 1998. The Company changed beverage suppliers in May 1998 (from Coca-Cola to PepsiCo), and the new beverage contract with PepsiCo included increased advertising funds. The Company also received a refund of approximately $30,000 in fiscal 1999 from its local advertising cooperative due to an overpayment related to the prior year's advertising commitment.

         - Increased Payroll Costs

         Payroll costs increased from 31.4% of revenue in fiscal 1998 to 33.1% of revenue in fiscal 1999. The Company has continued to be affected by a tight labor market and its effect on the availability and cost of labor. As a percentage of revenue, restaurant crew labor costs increased 1.3 percentage points (a 7.7% increase) in fiscal 1999 compared to fiscal 1998. This increase was primarily the result of an increase in the average hourly rate of 6.3%. This increase in hourly rate was partially due to an increase in overtime premium wages, and additional hours required for positional training and operations during the opening phase at the new restaurants opened in fiscal 1999. Payroll taxes, training costs, and supervisors salaries also increased in fiscal 1999, and employee health insurance costs increased from 1.7% of revenue in fiscal 1998 to 2.0% of revenue in fiscal 1999, as a result of increased premiums.

         On a per restaurant basis, restaurant operating expenses increased from an average of $628,000 per restaurant in fiscal 1998 to an average of $646,000 per restaurant in fiscal 1999, an increase of 2.9% compared to the 5.0% increase in same store sales.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         General and administrative expenses for the restaurant operations in fiscal 1998 included an annual administrative fee paid to the former general partner of $160,000 compared to $7,700 in fiscal 1999. The general partner administrative fee was eliminated in the first month of fiscal 1999 when a change in the general partner occurred. Excluding the general partner administrative fee, general and administrative expenses increased $5,000 for fiscal 1999 compared to fiscal 1998 (from $1,215,000 to $1,220,000). As a percentage of revenue, general and administrative expenses (excluding the general partner administration fee) decreased from 4.5% of revenue in fiscal 1998 to 4.1% of revenue in fiscal 1999.

         Corporate Level Expenses

         Fiscal 1999 general and administrative expenses for corporate level expenses decreased $1,022,000 (from $1,692,000 to $670,000), from 6.2% of revenue to 2.3% of revenue. The decrease was primarily due to (i) a $454,000 reduction in legal expenses resulting from the recovery of $192,000 of legal expenses from insurance proceeds in 1999, and higher legal costs in 1998 due to then active litigation, (ii) a $392,000 decrease in salaries, bonuses and related costs resulting from the elimination of several positions, (iii) a $129,000 reduction in life insurance premiums, and (iv) a $37,000 reduction in property and liability insurance. Offsetting these decreases was a $48,000 increase in public market expense due to a $30,000 application fee for registration on the American Stock Exchange, and the engagement in fiscal 1999 of an investor relations firm at a cost of $25,000.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $204,000 for fiscal 1999 compared to fiscal 1998 (from $1,079,000 in fiscal 1998 to $1,283,000 in fiscal 1999). The increase in depreciation was primarily attributable to the acquisition of five restaurants in September 1998 that were previously leased and the addition of three new restaurants in 1999.

IMPAIRMENT OF ASSETS

         During 1999, the Company determined that there was a permanent decline in the market value of the property and equipment at one of the Company's restaurants due to changes in local market conditions. In November 1999, management decided that the lease for this restaurant would not be renewed. As a result, the property and equipment owned by the Company at this location was written down to the estimated fair market value resulting in an impairment loss of $156,000.

INTEREST EXPENSE

         Interest expense in fiscal 1999 and 1998 was $1,314,000 and $1,473,000, respectively. Long-term obligations were restructured during the fourth quarter of 1998 which resulted in a weighted average interest rate of approximately 9% for fiscal 1999 compared to approximately 12.5% for fiscal 1998. All of the Company's long-term obligations are now at fixed interest rates compared to long-term obligations prior to the debt restructuring when the Company had both fixed and variable interest rates.

         The impact on interest expense of this significant reduction in interest rates more than offset the additional interest expense incurred due to the Company's increase in long-term obligations. Long-term obligations have increased from $9,400,000 as of August 31, 1998 (prior to the Company's debt restructuring), to $15,100,000 as of November 30, 1999. The increase in long-term obligations was due to borrowings of $10,100,000 in the fourth quarter of 1998 of which $4,200,000 was used to acquire five restaurants that had been previously leased by the Company. The remaining $5,900,000 was used to refinance existing long-term obligations at a lower interest rate. During fiscal 1999, the Company borrowed an additional $3,100,000 to finance the land and building for three new restaurants opened during fiscal 1999 and to acquire land for a restaurant currently under construction.

INTEREST INCOME

         Interest income increased $206,000 for fiscal 1999 (from $185,000 in 1998 to $391,000 in 1999). Interest income for 1999 and 1998 was primarily the result of interest earned on the notes receivable obtained in the sale of the Thomas Edison Inn and the Grand Harbor Resort & Yacht Club.

GAIN ON DISPOSAL OF ASSETS

         A gain on disposal of assets of $391,000 was recognized in fiscal
1999. The gain resulted from the sale of life insurance policies at a gain of $200,000, and from the excess of insurance proceeds over the net book value of fire damaged equipment totaling $191,000. The Company experienced two fires in fiscal 1999. The first fire occurred April 15, 1999 and resulted in the closing of the restaurant until October 1, 1999. Substantially all damaged property was covered by insurance. The second fire occurred October 12, 1999. This restaurant reopened on February 1, 2000 and it is expected that insurance will cover substantially all of the costs to restore and equip the fire damaged restaurant.


              COMPARISON OF YEARS ENDED NOVEMBER 30, 1998 AND 1997
              ----------------------------------------------------

REVENUE

         Revenue increased 0.7% from $26,860,000 in fiscal 1997 to $27,044,000 in fiscal 1998. Same store sales (excluding the Company's restaurant that was closed in August 1997) increased 1.6%. Although sales increased only slightly for the year, average sales on a per restaurant basis of approximately $1,080,000 exceeded the average sales of both (i) Wendy's system-wide domestic restaurants (i.e. franchised and franchisor-owned) which averaged approximately $1,062,000 per restaurant in 1998, and (ii) Wendy's franchised domestic restaurants which averaged approximately $1,031,000 per restaurant in 1998.

         Several product-related factors had a significant impact on the Company's sales. In April 1997 the Company began phasing-out its hot SuperBar offering, and in April 1998 the cold salad bars were removed from all restaurants. The termination of these two product offerings was carried out at the direction of Wendy's International. Lost sales resulting from the closure of these two all-you-can-eat food bar concepts totaled $959,000 in fiscal 1998 compared to fiscal 1997. This reduction in sales, however, was offset by a number of actions taken by the Company including:

     - The introduction of the "Pita" sandwich product in April 1997 which constituted 5.3% of total sales in fiscal 1998.

     - The expansion of the Company's "Late Night" sales program from a seasonal effort (typically beginning in April and ending in September) to a year round sales program. Late night sales rose nearly 100%, from approximately $473,000 in fiscal 1997 to approximately $941,000 in fiscal 1998.

     - Increased emphasis on Wendy's "Upsizing" program which began in April 1997. Upsize sales rose in fiscal 1998 to approximately $272,000 from approximately $185,000 in fiscal 1997, an increase of 47%.

         Sales in fiscal 1998 were also positively impacted by an overall increase in "combo" sales and relatively mild winter weather conditions during the first quarter of fiscal 1998 and November 1998. Sales during fiscal 1998 were negatively impacted by intense competition throughout the quick-service industry including price discounting. The Company and Wendy's International resisted engaging in deep price discounting, choosing instead to combat low prices with "value menu" offerings and high quality, made-to-order products. Weighted average price increases for fiscal 1998 were less than 1% compared to fiscal 1997.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages increased $32,000 in fiscal 1998 compared to fiscal 1997 (from $7,720,000 to $7,752,000), while revenue increased $184,000 for the same period. As a percentage of sales, cost of food and beverages was 28.7% for both fiscal 1998 and fiscal 1997. Beef prices remained relatively stable since late 1996 and poultry prices were relatively low during early and mid-1998. The elimination of the hot and cold SuperBar, which operated with slightly higher than average food costs and waste, also contributed to steady food costs. Stabilized management teams in the Company's restaurants, combined with continued and consistent emphasis on food cost controls, contributed to controlling waste and keeping the Company's cost of food and beverage percentage in line with guidelines established by the Company and Wendy's International.

OPERATING EXPENSES

         Restaurant operating expenses decreased $209,000, from $15,902,000 in fiscal 1997 to $15,693,000 in fiscal 1998. As a percentage of revenue, restaurant operating expenses decreased 1.2 percentage points in fiscal 1998 compared to fiscal 1997 (from 59.2% of revenue in 1997 to 58.0% of revenue in 1998). Advertising expense declined 0.4 percentage points as a result of Wendy's International entering into a national advertising contract with Coca-Cola USA, which reduced the Company's mandatory advertising contribution to the Wendy's International national advertising program during the fourth quarter of 1998. Rent expense decreased 0.5 percentage points in fiscal 1998 compared to fiscal 1997. This decrease resulted from the elimination of rent expense during the final four months of the year associated with five of the Company's restaurants whose real estate was purchased by the Company on September 1, 1998. Slight decreases in food serving supplies, utilities, and training costs also contributed to the decline in restaurant operating expenses.

         Payroll costs remained stable in fiscal 1998 compared to fiscal 1997 despite (i) the continued pressure to increase hourly rates caused by an extremely tight labor market, and (ii) the additional store managers hired in late fiscal 1998 in preparation of new restaurant openings in early fiscal 1999. The stability in payroll expenses was primarily attributable to decreased store management turnover. On a per restaurant basis (excluding the restaurant that was closed in August 1997), restaurant operating expenses increased from an average of approximately $625,000 per restaurant in fiscal 1997 to an average of approximately $628,000 per restaurant in fiscal 1998, an increase of 0.5% compared to the 1.6% increase in same store sales.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         Restaurant general and administrative expenses increased $57,000 in fiscal 1998 compared to fiscal 1997 (from $1,317,000 to $1,374,000). As a percentage of revenue, general and administrative expenses increased from 4.9% of revenue in fiscal 1997 to 5.1% of revenue in fiscal 1998. An increase in the Michigan Single Business Tax of $80,000 (0.3 percentage points as a percentage of revenue), recruiting costs (due to a shortage of managerial candidates), and office expense were the primary reasons for this increase. These increases were largely offset by a decrease in legal and professional fees of approximately $115,000 (0.4 percentage points) in fiscal 1998 compared to fiscal 1997. Legal and professional fees were unusually high in 1997 due to the former general partner's attempts to sell, and the subsequent dissolution of, the former Wendy's of West Michigan Limited Partnership.

         Corporate Level Expenses

         Corporate general and administrative expenses increased $167,000 in fiscal 1998 compared to fiscal 1997 (from $1,525,000 to $1,692,000). The increase in corporate general and administrative expenses was due to (i) an increase in payroll costs of approximately $131,000 caused primarily by severance costs associated with the discontinuance of the lodging business segment which resulted in a reduction in executive level positions, and (ii) an increase in legal fees of approximately $102,000 caused by the prolonged litigation brought by the former general partner of the now dissolved Wendy's of West Michigan Limited Partnership. These increases were offset by reductions in accounting and other professional fees, office expense, public market expense, promotional costs, and travel and entertainment.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased only slightly, from $1,070,000 in fiscal 1997 to $1,079,000 in fiscal 1998. As a percentage of sales, depreciation was 4.0% in both fiscal 1998 and 1997.

INTEREST EXPENSE

         Interest expense increased $33,000 in fiscal 1998 compared to fiscal 1997 (from $1,440,000 in fiscal 1997 to $1,473,000 in fiscal 1998). The increase in interest expense was primarily due to interest expense incurred on additional borrowings of $4,200,000 in September 1998 to acquire the real estate of five restaurants which had previously been leased to the Company.

INTEREST INCOME

         Interest income decreased $408,000 in fiscal 1998 compared to fiscal 1997 (from $593,000 in fiscal 1997 to $185,000 in fiscal 1998). The decrease in interest income was due to the non-recognition of any interest income in fiscal 1998 on the Company's note receivable from the sale of stock, compared to the recognition of $565,000 of interest income in fiscal 1997. During the second quarter of 1998, the Company determined that a valuation allowance was appropriate due to the longer term price trend of the stock, which serves as collateral for the note receivable. Because of the decrease in the value of the collateral securing the note receivable, a valuation allowance of $4,667,000 was made to adjust the note receivable to its estimated realizable value if the shares of common stock securing the note were sold and the proceeds were applied to the note receivable. As detailed in the Company's Statement of Stockholders' Equity, the valuation allowance has no net effect on the Company's total stockholders' equity.

         Interest income in fiscal 1998 includes interest income from the notes receivable from the sale of the Company's hotel properties of $142,000, and interest income from cash and cash equivalents of $42,000.

OTHER INCOME

         Other income of $509,000 in fiscal 1998 consisted primarily of income from the forfeiture of an earnest deposit in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

LOSS ON DISPOSAL OF ASSETS

         In fiscal 1998, the Company incurred a loss on the disposal of assets of $25,000 compared to a loss on disposal of assets of $218,000 in fiscal 1997. The fiscal 1998 loss was the result of the write-off of the franchise fee regarding a Wendy's restaurant that was closed in 1997 which was determined to be non-transferable to a new store in fiscal 1998. The fiscal 1997 loss was due to the closing of the same restaurant and the decision not to extend the lease on the restaurant building.

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

                     DISCONTINUED OPERATIONS - LODGING GROUP

         During the second quarter of 1998, the Company entered into agreements to sell its remaining hotel properties. This resulted in the Company accounting for its lodging business segment as a discontinued operation as of May 31, 1998. Below is a summary of the lodging group's operating results for the years ended November 30, 1998 and 1997, as well as a summary of the sale transactions for all three of the Company's former hotel properties:


                                                                               RESULTS OF OPERATIONS
                                                                               ---------------------
                                                                           FOR THE YEARS ENDED NOVEMBER 30,
                                                                          ---------------------------------
                                                                                 1998             1997
                                                                          ---------------   ---------------
    Revenues                                                               $    6,358,126   $   14,034,053
    Costs and expenses                                                          6,206,192       13,555,900
                                                                          ----------------  --------------
    Earnings from operations                                                      151,934          478,153
    Other expense                                                                (791,166)      (1,550,721)
                                                                          ----------------  ---------------
    Loss from discontinued operations
         before federal income taxes                                       $     (639,232)  $   (1,072,568)
                                                                          ================  ===============

A summary of the three sale transactions is as follows:

                                                                      Grand Harbor
                                                                         Resort
                                             Thomas Edison Inn        & Yacht Club           St. Clair Inn
                                             -----------------        ------------           -------------

Date of sale                                 September 1, 1998        June 15, 1998         November 30, 1997

Selling price (before selling costs)         $       12,200,000     $      4,500,000      $        3,800,000
Promissory note held by Company                       2,000,000            1,375,000                      --
                                             ------------------     ----------------      ------------------

Cash portion of selling price                $       10,200,000     $      3,125,000      $        3,800,000
                                             ==================     ================      ==================

Gain on sale of assets                       $        3,273,893     $        583,164      $        1,479,095
Loss from operations from measure-
 ment date (May 31, 1998) to date
 of disposal                                            109,800               35,893                      --
                                             ------------------     ----------------      ------------------
Gain on disposal of discontinued
 operations                                           3,164,093              547,271               1,479,095
Extraordinary charges (includes
  loan prepayment penalty and
  write-off of deferred finance costs)                  548,395              178,777                 177,291
                                             ------------------     ----------------      ------------------

Impact on equity                             $        2,615,698     $        368,494      $        1,301,804
                                             ==================     ================      ==================


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flows - Year Ended November 30, 1999

         Cash and cash equivalents ("cash") decreased $530,000, from $2,109,000 as of November 30, 1998 to $1,579,000 as of November 30, 1999. The decrease in cash was the result of the following:

         Net cash provided by operating activities                              $       3,697,000
         Net cash used in investing activities                                         (4,594,000)
         Net cash provided by financing activities                                        367,000
                                                                                -----------------

         Net decrease in cash                                                   $        (530,000)
                                                                                ==================

         Net cash provided by operating activities increased $401,000, from $3,296,000 in fiscal 1998 to $3,697,000 in fiscal 1999. Four significant activities accounted for the majority of the increase. First, $2,745,000 was collected on notes receivable related to the sale of the hotel properties during fiscal 1999 compared to 1998 when the notes receivable in the amount of $3,220,000 were recorded. Partially offsetting this increase was (i) a $650,000 decrease in net earnings, (ii) a net receipt of $2,168,000 of marketing and conversion funds from the Company's beverage supplier in fiscal 1998, and (iii) a $2,028,000 net change in cash from a decrease in net liabilities of discontinued operations. In 1998, assets of discontinued operations were sold generating cash compared to fiscal 1999 when liabilities of discontinued operations were retired using cash.

         Net cash used in investing activities decreased $1,252,000 in fiscal 1999 compared to fiscal 1998. The 1999 activity reflects an investment of $4,593,000 into new restaurants ($4,189,000) and upgrades to existing restaurants ($404,000, net of insurance proceeds of $671,000 which were used to replace property damaged by fire). This compares to $5,788,000 invested in 1998 which included (i) a $4,200,000 purchase of real estate associated with five Wendy's restaurants previously leased, (ii) a payment of $759,000 for the remaining interest in the former Wendy's of West Michigan Limited Partnership, and (iii) a $375,000 investment in real estate for future restaurants.

         Net cash provided by financing activities decreased $3,231,000 in fiscal 1999 compared to fiscal 1998. New debt incurred for the construction of three new restaurants in fiscal 1999 was $3,116,000 compared to new debt of $4,800,000, net of refinanced debt, in fiscal 1998, which was incurred primarily for the purchase of five restaurants that had previously been leased. Additionally, cash provided by financing activities in fiscal 1999 decreased due to the repayment of $2,000,000 on short and long-term notes payable compared to $1,499,000 of net proceeds from notes payable in 1998. These notes payable were incurred when the Company sold participation interests in the notes receivable resulting from the sale of the hotel properties. Scheduled principal payments were reduced by approximately $1,000,000 in fiscal 1999 compared to fiscal 1998 due to the restructuring of the Company's long-term obligations.

Cash Flows - Year Ended November 30, 1998

         Cash and cash equivalents ("cash") increased $1,048,000, from $1,061,000 as of November 30, 1997 to $2,109,000 as of November 30, 1998. The
increase in cash was the result of the following:

         Net cash provided by operating activities                              $       3,296,000
         Net cash used in investing activities                                         (5,847,000)
         Net cash provided by financing activities                                      3,599,000
                                                                                -----------------

         Net increase in cash                                                   $       1,048,000
                                                                                =================

         Net cash provided by operating activities increased $4,147,000, from a negative $851,000 in fiscal 1997 to $3,296,000 in fiscal 1998. This increase was due in large part to a $2,800,000 improvement in net income. The improvement was also significantly impacted by the $2,198,000 receipt of marketing and conversion funds received from the Company's beverage supplier (the advance has been accounted for as deferred revenue - see Note K of the Company's Financial Statements). Two other significant factors impacting net cash from operating activities involved activities of discontinued operations. In fiscal 1998, net liabilities of discontinued operations increased $1,434,000 resulting in an increase in cash provided by operating activities compared to a decrease of $573,000 in net liabilities in fiscal 1997 which used cash from operating activities. Partially offsetting the above described activities (which all contributed to an increase in net cash provided by operating activities) was $3,220,000 of notes receivable which were recorded from the sale of the hotel assets, thereby reducing net cash provided by operating activities in fiscal 1999.

         Net cash used in investing activities increased $5,035,000, from $812,000 in fiscal 1997 to $5,847,000 in fiscal 1998. The increase was primarily due to $5,029,000 of property and equipment purchases which included a $4,200,000 purchase of real estate associated with five Wendy's restaurants previously leased, compared to $609,000 of equipment purchases in fiscal 1997 (an additional $244,000 of equipment purchases were made in fiscal 1997 and are discussed in the schedule of non-cash investing activities). Also contributing to the increase was a payment of $759,000 for the remaining interest of the former Wendy's of West Michigan Limited Partnership in fiscal 1998 compared to an investment of $182,000 for this acquisition in fiscal 1997.

         Net cash provided by financing activities increased $3,140,000, from $459,000 in fiscal 1997 to $3,599,000 in fiscal 1998. This increase was the result of proceeds of long-term obligations and notes payable of $11,907,000 in fiscal 1998 compared to $750,000 of new debt incurred in fiscal 1997. The proceeds in fiscal 1998 were offset by principal payments of long-term obligations and payments of capital lease obligations totaling $7,940,733, of which approximately $6,600,000 represented payments related to debt restructuring, and approximately $1,300,000 represented scheduled debt payments. Scheduled debt payments of $270,000 were significantly less in fiscal 1997.

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

Financial Condition

         As of November 30, 1999, the Company's current liabilities exceeded its current assets by $1,099,000 compared to November 30, 1998, when current assets exceeded current liabilities by $230,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company's current liabilities exceeded its current assets by $371,000 at November 30, 1999. At these dates the ratios of current assets to current liabilities were
 .69:1 and 1.05:1, respectively. The above discussion regarding cash flows for the year ended November 30, 1999 explains the decrease in cash as well as the most significant reasons for the decrease in working capital. A significant reason for the decline in working capital was the cash investment of approximately $1,400,000 in new restaurants and upgrades at existing restaurants.

         Liquidity issues facing the Company are a result of (i) the seasonal cash flow tightening which occurs in the first quarter of the Company's fiscal year, and (ii) the negative cash flow typically experienced by new stores during the start-up phase of operations.

         Seasonal cash flow tightening in the first quarter is typically due to a slowing of sales, which can be compounded by adverse winter weather conditions. The negative cash flow that typically occurs during the first fiscal quarter will be heightened during fiscal 2000 due to lower than expected sales in December. Additionally, the Company has seen labor costs increase significantly and has been able to pass only a small portion of these cost increases on to customers in the form of increased prices. However, the Company believes that cash reserves will be sufficient to cover the negative cash flow during this period and that the Company will experience a return to positive cash flow in the second quarter.

         In order to better manage the cash flow requirements that are generated during a new store start-up period, the Company is limiting new store openings to only one store during the first fiscal quarter and anticipates that the majority of the remaining new store openings will occur during the second and third quarters. This timing of store openings will allow the Company to better manage the cash requirements that are typical during the first six months of new store operations.

         Capital resources are needed to fund both new restaurant construction and capital improvements at existing restaurants. The Company's plans to open nine new restaurants during fiscal 2000, of which five will require an investment in real estate and equipment, and four will require an investment only in equipment as the real estate will be leased. It is anticipated that approximately $5,000,000 of a total $7,000,000 investment will be funded by mortgage and equipment financing. The Company has a $3,750,000 forward commitment for debt financing for three new restaurants and has received multiple proposals to obtain additional debt financing to purchase both the equipment and real estate for the remaining new restaurants. The Company anticipates financing one new Wendy's restaurant by utilizing $1,050,000 of the forward commitment for a restaurant currently under construction with an anticipated opening in March 2000. The 15 year mortgage (20 year amortization) and 7 year equipment loan will carry fixed interest rates equal to 2.2% over the then current same term treasury rates. Based on current treasury rates, the rate would be approximately 9.1%. Other financing proposals contain similar terms. The Company is currently seeking equity financing to fund the planned expansion. The ability to successfully complete the development of four of the nine new restaurants that are planned to be opened in fiscal 2000 is dependent on the Company's ability to raise the required equity financing.

         Capital investment into existing restaurants is estimated at $500,000 during fiscal 2000. It is anticipated that the capital resources for this investment will be a combination of internally generated cash and financing that is available under Wendy's International preferred lender programs.

         The Company's various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

     - Fixed Charge Coverage Ratio ("FCCR") of 1.2:1 for the Wendy's operation as a whole;
     - FCCR of 1.2:1 for the Wendy's restaurants that are subject to a real estate mortgage;
     - FCCR of 1.4:1 for the Wendy's restaurants that are subject to both a real estate mortgage and a business value loan; and
     - a restriction against using operating cash flow from the Wendy's business to fund corporate level expenses if such funding would cause the FCCR to be less than 1.2:1.

At November 30, 1999, the Company was in compliance with these covenants.

         The Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's operation that may be utilized to fund corporate level expenses. These requirements were met during 1999 and the Company anticipates that these requirements will be met in the upcoming year.

         In light of these operational and investment cash flow management challenges, the Company plans to meet its current obligations over the next twelve months by:

     -    Utilizing cash balances in excess of $1,500,000.

     - Using operating cash generated from existing Wendy's restaurants, which was in excess of $900,000 in fiscal 1999.

     - Exploring the acquisition of an equipment and a working capital line of credit.

     - Exploring the financing of certain of the planned capital expenditures as opposed to paying cash, specifically with respect to planned renovations at the existing Wendy's restaurants.

     - Exploring the financing of equipment packages for certain of the new restaurants as opposed to making a cash investment.

     -    Reducing or deferring the capital expenditures described above.

         There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected. Also, a note receivable described in Note E of the Financial Statements totaling $475,000 has been assigned with recourse. To the extent that note is not paid by its maker, the Company would be obligated to make the payment to the assignee upon completion of its collection efforts. Although the Company believes that the collateral is sufficient to cover the remaining obligations on the note, there is no assurance that the Company would be able to effect such a realization when payment on the note would ultimately be due to the assignee, and no assurances that the amounts recovered would be sufficient to cover amounts due the assignee. In such circumstances, the Company would be required to secure necessary funds through borrowings or other means.

INFLATION AND CHANGING PRICES
-----------------------------

         The food service industry has been affected by the shortage of management and hourly employees. Rising wage rates, due to this shortage, have had a negative impact on the Company's operating results in fiscal 1999. Increases in labor costs, along with periodic increases in food and other operating expenses, are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers.

MANAGEMENT'S OUTLOOK
--------------------

         Continued reinvestment of capital into existing restaurants, and an aggressive and strategic growth plan, are the key elements of management's expectations for fiscal 2000. Accomplishing these goals will require long-term operational planning, improved training and a heightened emphasis on recruitment and labor retention programs.

         During the upcoming year, management will focus on stabilizing the workforce at its restaurants. With a renewed emphasis on recruiting, management intends to hire the best available employees for its restaurants. Through improved training programs and working conditions, combined with a competitive compensation plan, management expects to retain a greater percentage of its employees in fiscal 2000 and beyond. These efforts will benefit the Company by reducing waste, expediting customer service and improving employee morale.

         Capital improvements will focus on two primary areas, customer service and the installation of labor saving devices. Wendy's International has instituted a system-wide program called "Service Excellence." While the major thrust of this program involves training employees to approach service in a new manner, it also requires providing employees with new timing and labor saving devices to expedite the flow of customers. During the first half of fiscal 2000, the Company expects to implement the Service Excellence plan at all of its locations. This plan will require significant expenditures for each unit, the cost of which has been incorporated into the Company's budget.

         Restaurant openings form the basis of the Company's growth strategy. During fiscal 2000 the Company plans to open nine additional units. In addition, the Company will continue to assess its existing units to determine whether it is in the Company's best interest to close older and obsolete units, and replace such units with new more efficient restaurants. For fiscal 2000, the Company has decided to close and replace at least one, and as many as three, of its older units. Any replacement units are included in the nine new restaurants that the Company plans to open in fiscal 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers and Significant Employees
-------------------------------------------------------

         The following is information concerning the current directors, executive officers and significant employees of the Company as of January 31, 2000:


   ===================================== ==================================== =====================================
                                                                                         COMMON SHARES
                                                                                       BENEFICIALLY OWNED
                                                                                       ------------------
             NAME AND AGE (1)                         POSITION                    AMOUNT (2)         PERCENTAGE
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Schermer, Sr. (3) (4) (5)   Chairman of the Board of Directors              499,153        8.7%
                    64
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Schermer, Jr. (3) (6) (7)   President, Chief Executive Officer              238,643        4.1%
                    41                   and Director
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Ray E. Quada (6)                      Senior Vice President & Chief                    28,389         *
                    55                   Operating Officer
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Pauline M. Krywanski (6)              Vice President, Treasurer & Chief                13,416         *
                    39                   Financial Officer
   ------------------------------------- ------------------------------------ ------------------- -----------------
   James R. Saalfeld (6) (8)             Vice President, Secretary and                 1,424,084       24.6%
                    32                   General Counsel
   ------------------------------------- ------------------------------------ ------------------- -----------------
   James P. Bishop (4) (9)               Director                                         12,909         *
                    59
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Christopher P. Hendy (9)              Director                                         13,114         *
                    42
  ------------------------------------- ------------------------------------ ------------------- -----------------
   Joseph L. Maggini (3) (4) (10)        Director                                        175,304        3.0%
                    60
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Jerry L. Ruyan (9)                    Director                                        242,296        4.2%
                    53
   ------------------------------------- ------------------------------------ ------------------- -----------------
   All Current Executive Officers and                                                  2,647,308       44.7%
   Directors as a Group (9 persons)
   ===================================== ==================================== =================== =================
                                                                                                  *   Less than 1%


(1) Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.
(2) Includes options held by all non-employee directors to acquire 6,000 or 8,000 shares pursuant to the 1996 Directors' Share Option Plan.
(3)  Executive Committee Member
(4)  Compensation Committee Member
(5)  Includes 4,000 shares held directly by Mr. Schermer, Sr.'s wife.
(6) Includes options presently exercisable, or exercisable within 60 days, for Mr. Schermer, Jr. of 82,000 shares, Mr. Quada of 6,389 shares, Ms. Krywanski of 9,666 shares, and Mr. Saalfeld of 23,139 shares.
(7) Includes 2,900 shares held by Mr. Schermer, Jr. as a custodian for his minor child.
(8) Includes 1,392,868 shares owned by CBH Capital Corp. but for which Mr. Saalfeld holds a proxy to vote the shares. See Item 13.
(9)  Audit Committee Member
(10) Includes 1,100 shares held directly by Mr. Maggini's wife, and 1,000 shares held directly by Mr. Maggini's son.


         Robert E. Schermer, Sr. has been a director of the Company since January 25, 1996. He is currently Senior Vice President and a Managing Director of Robert W. Baird & Co. Incorporated, an investment banking and securities brokerage firm headquartered in Milwaukee, Wisconsin. Mr. Schermer has held this position for more than five years. He is the father of Robert E. Schermer, Jr.

         Robert E. Schermer, Jr. has been a director of the Company since January 25, 1996. He has been President and Chief Executive Officer of the Company since October 6, 1998. Mr. Schermer also served as Treasurer of the Company from January 1996 until September 1996, and as Executive Vice President from January 1996 until October 1998.

         Ray E. Quada has been the Senior Vice President and Chief Operating Officer of the Company since May 19, 1998. From 1990 through 1998, Mr. Quada was the Chief Executive Officer of the previous owner of the Company's Wendy's operations. From 1994 through 1997, Mr. Quada was a director of First Michigan Bank.

         Pauline M. Krywanski has been Vice President, Treasurer and Chief Financial Officer of the Company since May 20, 1997. From 1988 to 1997, Ms. Krywanski was with American Medical Response, a healthcare transportation provider, where she was Director of Financial Operations for the Midwest Region. Ms. Krywanski is a Certified Public Accountant.

         James R. Saalfeld has been Vice President, Secretary and General Counsel of the Company since March 20, 1996. From 1992 until 1996, Mr. Saalfeld was with Dykema Gossett PLLC, a law firm headquartered in Detroit, Michigan. Mr. Saalfeld is a licensed member of the Michigan Bar.

         James P. Bishop has been a director of the Company since July 16, 1998. He is a CPA and the President and majority owner of the Bishop, Gasperini & Flipse, P.C. accounting firm in Kalamazoo, Michigan, where he has worked since 1973. Mr. Bishop was appointed by Michigan's Governor to the Administrative Committee on Public Accountancy in 1993.

         Christopher P. Hendy has been a director of the Company since July 16, 1998. Since August 1996, Mr. Hendy has been a partner in Redwood Holdings, Inc., an investment/venture capital company located in Cincinnati, Ohio. Between 1991 and August, 1996, Mr. Hendy was the Vice President Manager - Asset Based Lending with Fifth Third Bank. Mr. Hendy is also a director of Hemagen Diagnostics, Inc. (HMGN: NAS), a manufacturer of medical diagnostic test kits, and Schonstedt Instrument Company, a manufacturer of magnetic field detecting and measuring instruments.

         Joseph L. Maggini has been a director of the Company since January 25, 1996. Since he founded it in 1974, Mr. Maggini has served as President and Chairman of the Board of the Magic Steel Corporation, a steel service center located in Grand Rapids, Michigan.

         Jerry L. Ruyan has been a director of the Company since October 24, 1996. In October 1999, Mr. Ruyan was appointed Chairman and CEO of Hemagen Diagnostics, Inc. Since 1995, Mr. Ruyan has been a partner in Redwood Holdings, Inc. He is also a founder, and a former officer and director, of Meridian Diagnostics, Inc., a producer of medical diagnostic products. In addition, Mr. Ruyan is Chairman of the Board of Schonstedt Instrument Company, and a director of Popmail.com (POPM:NAS), an Internet permission based marketing company.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 1999 all filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000:

==================================================================================================================
                                           SUMMARY COMPENSATION TABLE
-------------------------------- ---------- ------------------------------ ---------------------------------------
                                                 ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                               SECURITIES          ALL OTHER
  NAME AND PRINCIPAL POSITION      YEAR         SALARY          BONUS         UNDER-LYING         COMPENSATION
                                                                                OPTIONS
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Robert E. Schermer, Jr.            1999       $ 127,000       $  27,782            50,000              ---
President & Chief Executive        1998       $ 164,773       $  25,000            45,000              ---
Officer                            1997       $ 157,500       $  17,500            45,000              ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Ray E. Quada                       1999       $ 122,470       $  25,884            25,768              ---
Senior Vice President & Chief      1998       $ 120,941       $  36,649            12,500              ---
Operating Officer                  1997       $ 105,666       $  20,707(1)           ---               ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Pauline M. Krywanski               1999       $ 101,600       $  22,225            24,496              ---
Vice President, Treasurer &        1998       $  98,958       $  20,000(2)         10,000              ---
Chief Financial Officer            1997       $  59,564       $       0            10,000              ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
James R. Saalfeld                  1999       $  91,440       $  20,003            27,741              ---
Vice President, General            1998       $  87,917       $  20,000(2)         10,000              ---
Counsel & Secretary                1997       $  80,000       $       0            10,000              ---
================================ ========== =============== ============== =================== ===================


(1) Includes 2,000 shares of Meritage Common Stock which were valued at $5.00 per share.
(2) Includes $10,000 for fiscal 1997 performance that was not approved and paid until fiscal 1998.

         STOCK OPTIONS

         The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary Compensation Table and the appreciation of such options:

===================================================================================================================
                                           OPTION GRANTS IN FISCAL 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED ANNUAL
                                                                                           RATES OF STOCK PRICE
                                                                                         APPRECIATION FOR OPTION
                                                                                                   TERM
                                NUMBER OF      % OF TOTAL
                               SECURITIES         OPTIONS
                               UNDERLYING       GRANTED TO      EXERCISE    EXPIRATION
           NAME              OPTIONS GRANTED   EMPLOYEES IN     PRICE ($       DATE         5%            10%
                                                FISCAL 1999     PER SHARE)
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
Robert E. Schermer, Jr.          50,000              31.0 %      $ 1.50     2/16/2009     $47,175      $119,550
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
Ray E. Quada                     25,768              16.0 %       (1)          (1)        $36,534       $92,583
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
Pauline M. Krywanski             24,496              15.2 %       (2)          (2)        $33,606       $85,163
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
James R. Saalfeld                27,741              17.2 %       (3)          (3)        $35,618       $90,263
============================ ================ =============== ============= =========== ============ ==============



(1) Mr. Quada received three separate option grants during fiscal 1999: (a) 6,944 shares with an exercise price of $1.50 and an expiration date of 2/16/09, (b) 7,059 shares with an exercise price of $2.69 and an expiration date of 5/31/09, and (c) 11,765 shares with an exercise price of $2.4375 and an expiration date of 11/30/09.

(2) Ms. Krywanski received three separate option grants during fiscal 1999: (a) 8,333 shares with an exercise price of $1.50 and an expiration date of 2/16/09, (b) 6,061 shares with an exercise price of $2.69 and an expiration date of 5/31/09, and (c) 10,102 shares with an exercise price of $2.4375 and an expiration date of 11/30/09.
(3) Mr. Saalfeld received three separate option grants during fiscal 1999: (a) 13,194 shares with an exercise price of $1.50 and an expiration date of 2/16/09, (b) 5,455 shares with an exercise price of $2.69 and an expiration date of 5/31/09, and (c) 9,092 shares with an exercise price of $2.4375 and an expiration date of 11/30/09.

===================================================================================================================
                          FISCAL 1999 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------
                                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT FISCAL YEAR        FISCAL YEAR END
                                                                        END
                                SHARES
                             ACQUIRED ON
           NAME                EXERCISE      VALUE REALIZED   EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Robert E. Schermer, Jr.          ---              ---                54,000/131,000           (1) $0/$46,875
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Ray E. Quada                     ---              ---                 2,500/35,768            (1) $0/$6,510
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Pauline M. Krywanski             ---              ---                 6,000/38,496            (1) $0/$7,812
--------------------------- --------------- ----------------- ------------------------- ---------------------------
James R. Saalfeld                ---              ---                 16,500/48,741           (1) $0/$12,369
=========================== =============== ================= ========================= ===========================


(1) There is no value associated with the exercisable portion of the options because the exercise price for these options was established at either $3.50 or $7.00 per share, and the price of the stock at year end was less than $3.50 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following persons are the only shareholders known by the Company to own beneficially 5% or more of its outstanding Common Shares as of January 31, 2000:

======================================== ================================================== =======================
       NAME OF BENEFICIAL OWNER              AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP         PERCENT OF CLASS
---------------------------------------- -------------------------------------------------- -----------------------
Robert E. Schermer, Sr.                                     499,153 (1)                              8.7%
---------------------------------------- -------------------------------------------------- -----------------------
James R. Saalfeld                                          1,424,084 (2)                            24.6%
======================================== ================================================== =======================


(1) Includes options for 8,000 common shares which are immediately exercisable and 4,000 common shares owned by Mr. Schermer's wife.
(2) Includes options for 23,139 common shares which are either vested or exercisable within 60 days, and 1,392,868 common shares which are owned by CBH Capital Corp. but for which Mr. Saalfeld holds an irrevocable proxy to vote the shares.

         The business address of Mr. Schermer is 333 Bridge Street, N.W., Suite 1000, Grand Rapids, Michigan 49504. The business address of Mr. Saalfeld is 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Management believes that the following transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         In October 1998, the Board of Directors authorized the Company to sell participation interests (with recourse) in the $1,844,617 note payable received from the sale of one of its former hotel properties. The Company sold $1,100,000 in total participation interests, including a $500,000 sale to Joseph L. Maggini. Mr. Maggini entered into a participation agreement which contained the same terms as the agreements entered into with third parties that purchased interests. In August 1999, the note was paid in full. Mr. Maggini's participation interest was thereafter paid in full and fully discharged.

         At November 30, 1999, CBH Capital Corp. (which is owned by former executive officer and director Christopher B. Hewett) owed the Company $9,750,000 pursuant to a secured, non-interest bearing note in the original amount of $10,500,000 issued to the Company in payment for 1,500,000 common shares issued in September 1995. The note was analyzed by Roney & Co. (now known as Raymond James & Associates), a nationally recognized investment banking firm, before delivering its fairness opinion regarding the transaction. The note and corresponding pledge agreement were amended in February 1999, such that the principal amount of the note is due and payable on the expiration of the note (September 19, 2000), rather than in installment payments over a five year period. This amendment was part of a larger settlement agreement between Mr. Hewett, CBH Capital Corp. and the Company. Under the settlement agreement, 1,392,868 common shares owned of record by CBH Capital Corp. are held by the Company as collateral pursuant to the note and pledge agreement, recovery of which is the sole remedy in the event of a default. Also as part of the settlement agreement, CBH Capital Corp. granted an option to the Company to purchase the collateralized shares for $9,750,000 if CBH Capital Corp. obtains the collateralized shares by making the full payment under the note. Also, Mr. Hewett and CBH Capital Corp. entered into a voting agreement with James R. Saalfeld (Vice President and Secretary of the Company), pursuant to which Mr. Saalfeld received an irrevocable proxy from Mr. Hewett and CBH Capital Corp. to vote the 1,392,868 common shares owned by CBH Capital Corp. These shares, combined with the 8,077 common shares owned of record by Mr. Saalfeld, shall be voted in accordance with the recommendation of the Company's Board of Directors on all matters submitted to a vote of the Company's shareholders or, if the Board fails to make a recommendation, as Mr. Saalfeld deems proper. To facilitate these transactions, the Board (i) opted out of Chapter 7A of the Michigan Business Corporation Act such that Chapter 7A did not apply to the transactions, and (ii) amended the Company's Bylaws to temporarily opt out of the Chapter 7B of the Michigan Business Corporation Act such that Chapter 7B would not apply to any control share acquisitions involving the Company's common shares between February 8, 1999 and February 11, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) and (2) Financial Statements and Schedules.
                        ----------------------------------

         All financial statements and schedules required to be filed by Item 8 of this Form and included in this report are set forth at the end of this report beginning on page F-1. No additional financial statements or schedules are being filed since the requirements of paragraph (d) under Item 14 are not applicable to the Company.

         (a)(3) Exhibit List.
                ------------

         The following documents are exhibits to this Annual Report:

Exhibit No.                      Description of Document
-----------       -------------------------------------------------------------

   3.1            Amended and Restated Articles of Incorporation  (1).

   3.2            Restated and Amended Bylaws  (2).

   4.1            Certificate of Designation of Series A Convertible Preferred
                  Shares  (3).

   4.2            Subscription Agreement relating to issuance of Series A
                  Convertible Preferred Shares   (3).

   10.1 First Amended & Restated Secured Promissory Note and Stock Pledge Agreement by and between the Company and CBH Capital Corp. (4).

   10.2 Second Amended & Restated Secured Promissory Note and Stock Pledge Agreement by and between the Company and CBH
                  Capital Corp.  (5).

   10.3           Sample Construction Loan Agreement with Captec Financial
                  Group, Inc. (1).

   10.4           Sample Promissory Note with Captec Financial Group, Inc.
                  regarding real estate financing (1).

   10.5 Sample Mortgage with Captec Financial Group, Inc. regarding real estate financing (1).

   10.6           Sample Promissory Note with Captec Financial Group, Inc.
                  regarding leasehold financing (1).

   10.7 Sample Mortgage with Captec Financial Group, Inc. regarding leasehold financing (1).

   10.8           Sample Promissory Note with Captec Financial Group, Inc.
                  regarding business value financing (1).

   10.9 Sample Security Agreement with Captec Financial Group, Inc. regarding business value financing (1).

   10.10          Sample Loan Agreement with Fleet Business Credit Corporation
                  (6).

   10.11          Sample Promissory Note with Fleet Business Credit Corporation
                  (6).

   10.12          Sample Mortgage with Fleet Business Credit Corporation (6).

   10.13          Sample Guaranty with Fleet Business Credit Corporation (6).

   10.14 Promissory Note dated June 16, 1998 among Meritage Hospitality Group Inc., as lender, and S.C. Land Acquisitions, L.L.C., as borrower (7).

   10.15 Promissory Note dated September 1, 1998 among Meritage Hospitality Group Inc., as lender, and Reynolds/Ehinger Enterprises, LLC, as borrower (8).

   10.16 Consent Agreement dated May 16, 1997 between Wendy's International, Inc., Wendy's of Michigan, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise Agreement, Guaranties, and Release of Claims attached as exhibits (9).

   10.17 Agreement and Consent dated August 7, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr., and Christopher B. Hewett (1).

   10.18 Agreement and Consent dated December 16, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., S & Q Management, LLC, Robert E. Schermer, Jr., Christopher B. Hewett, and Ray E. Quada (2).

   10.19 Sample Loan Participation and Agency Agreement regarding sale of participation interests in the Promissory Note dated September 1, 1998 among Meritage Hospitality Group Inc., as lender, and Reynolds/Ehinger Enterprises, LLC, as borrower
                  (2).

   10.20 Sample indemnification agreement for officers and directors of the Company (10).

   10.21 Settlement Agreement dated February 8, 1998 among Meritage Hospitality Group Inc., CBH Capital Corp. and Christopher B. Hewett with Option Agreement, Voting Agreement and Irrevocable Proxy attached as exhibits (5).

   10.22 Amended Indemnification Agreement dated May 21, 1999 among Meritage Hospitality Group Inc., MHG Food Service Inc., WM Limited Partnership - 1998, S & Q Management, LLC, Robert E. Schermer, Jr., and Ray E. Quada (6).


                        MANAGEMENT COMPENSATORY CONTRACTS

   10.28          Amended 1996 Management Equity Incentive Plan (11).

   10.29          Amended 1996 Directors' Share Option Plan (9).

10.30          1999 Directors' Compensation Plan (2).

                       ----------------------------------



21             Subsidiaries of the Registrant (2).

23             Consent of Grant Thornton LLP (12).

27             Financial Data Schedule - Fiscal Year 1999 (12).

Exhibits previously filed and incorporated by reference from:

(1) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 1998.
(2) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1998.
(3) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1996.
(4) The Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended May 31, 1996.
(5) Amendment No. 12 to Schedule 13-D filed by Christopher B. Hewett and CBH Capital Corp. on February 17, 1999.
(6) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1999.
(7)      The Report on Form 8-K for the Company filed on June 18, 1998.
(8)      The Report on Form 8-K for the Company filed on September 9, 1998.
(9) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1997.
(10) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1997.
(11) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1998.
(12)     Filed herewith.

         (b)      Reports on Form 8-K.
                  -------------------

                  No reports on From 8-K were filed during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERITAGE HOSPITALITY GROUP INC.

Dated:  February 1, 2000            By  /s/ Robert E. Schermer, Jr.
                                       ---------------------------------------
                                       Robert E. Schermer, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----


/s/ Robert E. Schermer, Sr.                 Chairman of the Board of Directors            February 1, 2000
------------------------------------
Robert E. Schermer, Sr.


/s/ Robert E. Schermer, Jr.                 President, Chief Executive Officer and        February 1, 2000
------------------------------------        Director (Principal Executive Officer)
Robert E. Schermer, Jr.


/s/ Pauline M. Krywanski                    Vice President, Treasurer and Chief           February 1, 2000
------------------------------------        Financial Officer (Principal Financial
Pauline M. Krywanski                        & Accounting Officer)



/s/ James P. Bishop                         Director                                      February 3, 2000
------------------------------------
James P. Bishop


/s/ Christopher P. Hendy                    Director                                      February 2, 2000
------------------------------------
Christopher P. Hendy


/s/ Joseph L. Maggini                       Director                                      February 2, 2000
------------------------------------
Joseph L. Maggini


/s/ Jerry L. Ruyan                          Director                                      February 3, 2000
------------------------------------
Jerry L. Ruyan

                          INDEX TO FINANCIAL STATEMENTS




MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES                           Page
                                                                           ----

Report of Independent Certified Public Accountants .........................M-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets.................................................M-2
Consolidated Statements of Operations.......................................M-4
Consolidated Statements of Stockholders' Equity.............................M-6
Consolidated Statements of Cash Flows.......................................M-8
Notes to Consolidated Financial Statements ................................M-11

SCHEDULES

Schedule I Condensed Financial Information of Registrant...................M-27
Schedule II Valuation and Qualifying Accounts .............................M-30


WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP                               Page
                                                                           ----

Independent Auditors' Report ...............................................W-1

FINANCIAL STATEMENTS

Balance Sheets..............................................................W-2
Statements of Income........................................................W-4
Statements of Changes in Partners' Equity...................................W-6
Statements of Cash Flows....................................................W-7
Notes to Financial Statements ..............................................W-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Wendy's of West Michigan Limited Partnership (the predecessor of WM Limited Partnership - 1998), then a majority owned subsidiary, which statements reflect total assets and revenues constituting 29 percent and 65 percent, respectively, of the related consolidated totals for November 30, 1997. Those statements were audited by other auditors, whose report thereon has been furnished to us and our opinion, insofar as it relates to the amounts included for Wendy's of West Michigan Limited Partnership (the predecessor of WM Limited Partnership - 1998), is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries as of November 30, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 1999, in conformity with generally accepted accounting principles.

We also audited Schedule I of Meritage Hospitality Group Inc. and Subsidiaries as of and for the year ended November 30, 1997 and Schedule II for the years ended November 30, 1999, 1998 and 1997. In our opinion these schedules present fairly, in all material respects, the information required to be set forth therein.



Southfield, Michigan
December 17, 1999


                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                   NOVEMBER 30,

--------------------------------------------------------------------------------------------------------------------


                                                   ASSETS                            1999                    1998
                                                                                  ----------             -----------

CURRENT ASSETS
    Cash and cash equivalents                                                    $ 1,578,914             $ 2,109,358
    Receivables                                                                       81,239                  70,974
    Notes receivable, current portion                                                475,000               2,719,617
    Inventories                                                                      207,563                 165,156
    Prepaid expenses and other current assets                                        157,413                  90,796
                                                                                 -----------             -----------
                 Total Current Assets                                              2,500,129               5,155,901



PROPERTY, PLANT AND EQUIPMENT, NET                                                16,683,959              13,182,940



OTHER ASSETS
    Note receivable, net of current portion                                             --                   500,000
    Goodwill, net of amortization of $335,287 and
       $153,758, respectively                                                      4,974,436               5,155,965
    Franchise costs, net of amortization of $40,167 and
       $17,806, respectively                                                         684,833                 632,194
    Financing costs, net of amortization of $17,808 and
       $3,314, respectively                                                          318,385                 261,815
    Deferred charges and other assets                                                 39,657                  75,431
                                                                                 -----------             -----------
                 Total Other Assets                                                6,017,311               6,625,405
                                                                                 -----------             -----------
                 Total Assets                                                    $25,201,399             $24,964,246
                                                                                 ===========             ===========




                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                   NOVEMBER 30,

----------------------------------------------------------------------------------------------------------------------


                   LIABILITIES AND STOCKHOLDERS' EQUITY                               1999                     1998
                                                                                  ------------            ------------

CURRENT LIABILITIES
    Current portion of long-term obligations                                      $    874,051            $  1,199,458
    Current portion of obligations under capital lease                                 328,236                 294,577
    Short-term borrowings                                                                 --                 1,100,000
    Trade accounts payable                                                           1,245,679                 727,199
    Amount due related party                                                              --                   245,260
    Income taxes payable                                                                 5,000                  50,000
    Accrued liabilities                                                              1,145,756               1,308,987
                                                                                  ------------            ------------
                 Total Current Liabilities                                           3,598,722               4,925,481

LONG-TERM OBLIGATIONS                                                               12,822,125              10,623,946

OBLIGATIONS UNDER CAPITAL LEASE                                                      1,066,814               1,395,049

DEFERRED REVENUE                                                                     1,830,788               1,992,026

NET LIABILITIES OF DISCONTINUED OPERATIONS                                                --                   593,855

COMMITMENTS AND CONTINGENCIES (NOTES J, K, Q AND R)                                       --                      --


STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value
       shares authorized: 5,000,000; 200,000 shares designated
          as Series A convertible cumulative preferred stock
       shares issued and outstanding: 44,520
          (liquidation value - $445,200)                                                   445                     445
    Common stock - $0.01 par value
       shares authorized: 30,000,000
       shares issued: 5,752,677 and 5,742,586
       shares outstanding: 5,751,877 and 5,742,586                                      57,519                  57,426
    Additional paid in capital                                                      13,316,795              13,299,467
    Note receivable from sale of shares, net of valuation
        allowance of $5,362,804 and $4,666,755                                      (1,660,962)             (1,660,962)
    Accumulated deficit                                                             (5,830,847)             (6,262,487)
                                                                                  ------------            ------------
                 Total Stockholders' Equity                                          5,882,950               5,433,889
                                                                                  ------------            ------------
                 Total Liabilities and Stockholders' Equity                       $ 25,201,399            $ 24,964,246
                                                                                  ============            ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                             YEARS ENDED NOVEMBER 30,

------------------------------------------------------------------------------------------------------------------------------

                                                                                                                       1997
                                                                             1999                  1998             (RESTATED)
                                                                         ----------           ------------         ------------
Food and beverage revenue                                                $ 29,752,416         $ 27,043,954         $ 26,860,546

Cost and expenses
    Cost of food and beverages                                              8,556,960            7,752,187            7,720,307
    Operating expenses                                                     17,003,799           15,693,535           15,901,695
    General and administrative expenses                                     1,898,057            3,065,813            2,842,030
    Depreciation and amortization                                           1,283,343            1,078,539            1,070,017
    Impairment of assets                                                      156,150                 --                   --
                                                                         ------------         ------------         ------------
              Total costs and expenses                                     28,898,309           27,590,074           27,534,049
                                                                         ------------         ------------         ------------
Earnings (loss) from operations                                               854,107             (546,120)            (673,503)

Other income (expense)
    Interest expense                                                       (1,314,811)          (1,473,019)          (1,440,192)
    Interest income                                                           390,701              184,614              592,850
    Other income                                                                 --                509,590                 --
    Gain (loss) on disposal of assets                                         391,571              (25,000)            (218,602)
    Minority interest                                                            --                 25,677             (195,639)
                                                                         ------------         ------------         ------------
              Total other expense                                            (532,539)            (778,138)          (1,261,583)
                                                                         ------------         ------------         ------------
              Earnings (loss) from continuing
                operations before income taxes                                321,568           (1,324,258)          (1,935,086)

Income taxes - current                                                           --                 50,000                 --
                                                                         ------------         ------------         ------------
              Earnings (loss) from continuing operations                      321,568           (1,374,258)          (1,935,086)

Discontinued operations
     Loss from operations (including
      income tax benefit of  $160,000 and
      $15,000 in 1998 and 1997)                                                  --               (479,232)          (1,057,568)
     Gain on disposal of discontinued operations                              150,140            3,711,364            1,479,095
                                                                         ------------         ------------         ------------
              Earnings from discontinued operations                           150,140            3,232,132              421,527
                                                                         ------------         ------------         ------------
              Earnings (loss) before extraordinary item                       471,708            1,857,874           (1,513,559)

Extraordinary item - loss on early extinguishment
    of debt (no applicable federal income tax)                                   --                727,172              177,291
                                                                         ------------         ------------         ------------
              Net earnings (loss)                                             471,708            1,130,702           (1,690,850)

Preferred stock dividends                                                      40,068              107,928              101,714
                                                                         ------------         ------------         ------------
Net earnings (loss) on common shares                                     $    431,640         $  1,022,774         $ (1,792,564)
                                                                         ============         ============         ============


                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                             YEARS ENDED NOVEMBER 30,




-------------------------------------------------------------------------------------------------------------------
                                                                                                                            1997
                                                                              1999                  1998                 (RESTATED)
                                                                          ------------         -------------          -------------
Earnings (loss) per common share - basic and diluted
    Continuing operations                                                $         .05         $        (.30)         $        (.63)
    Discontinued operations                                                        .03                   .66                    .13
    Extraordinary item                                                            --                    (.15)                  (.06)
                                                                         -------------         -------------          -------------
    Net earnings (loss)                                                  $         .08         $         .21          $        (.56)
                                                                         =============         =============          =============
Weighted average shares outstanding - basic                                  5,748,288             4,932,738              3,214,836
                                                                         =============         =============          =============
Weighted average shares outstanding - diluted                                5,774,337             4,932,738              3,214,836
                                                                         =============         =============          =============














   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------

                                           SERIES A                                        NOTE
                                         CONVERTIBLE                    ADDITIONAL      RECEIVABLE
                                          PREFERRED        COMMON         PAID-IN         SALE OF         ACCUMULATED
                                            STOCK          STOCK          CAPITAL          SHARES           DEFICIT        TOTAL
                                         -----------    -----------    ------------    ------------    ------------    ------------
Balance at December 1, 1997              $     1,084    $    32,045    $ 12,616,727    $ (5,135,716)   $ (5,492,697)   $  2,021,443
Issuance of 14,295 shares of common
    stock                                       --              143          65,868            --              --            66,011
Issuance of 30,000 shares of preferred
     stock                                       300           --           299,700            --              --           300,000
Dividends paid - preferred stock                --             --              --              --          (101,714)       (101,714)
Recognition of interest income on note
     receivable from sale of shares             --             --              --          (564,929)           --          (564,929)
Net loss                                        --             --              --              --        (1,690,850)     (1,690,850)
                                         -----------    -----------    ------------    ------------    ------------    ------------
Balance at November 30, 1997                   1,384         32,188      12,982,295      (5,700,645)     (7,285,261)         29,961
Issuance of 1,999,935 shares of common
    stock                                       --           19,999       4,561,155            --              --         4,581,154
Conversion of 73,867 shares of
     convertible preferred shares into
     523,873 common shares                      (739)         5,239          (4,500)           --              --              --
Cancellation of 20,000 shares of
    convertible preferred stock                 (200)                      (199,800)                                       (200,000)
Dividends paid  - preferred stock               --             --              --              --          (107,928)       (107,928)
Recognition of interest income on note
    receivable from sale of shares              --             --           627,072        (627,072)           --              --
Establishment of valuation allowance
     on note receivable from sale
     of shares                                  --             --        (4,666,755)      4,666,755            --              --
Net earnings                                    --             --              --              --         1,130,702       1,130,702
                                         -----------    -----------    ------------    ------------    ------------    ------------
Balance at November 30, 1998                     445         57,426      13,299,467      (1,660,962)     (6,262,487)      5,433,889



                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                   YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

----------------------------------------------------------------------------------------------------------------------------------

                                           SERIES A                                        NOTE
                                         CONVERTIBLE                   ADDITIONAL      RECEIVABLE
                                          PREFERRED      COMMON         PAID-IN          SALE OF      ACCUMULATED
                                            STOCK         STOCK         CAPITAL           SHARES         DEFICIT         TOTAL
                                         -----------   -----------    ------------    ------------    ------------    ------------

Balance at December 1, 1998              $       445   $    57,426    $ 13,299,467    $ (1,660,962)   $ (6,262,487)   $  5,433,889
Issuance of 10,091 shares of common
    stock                                       --             101          19,403            --              --            19,504
Dividends paid  - preferred stock               --            --              --              --           (40,068)        (40,068)
Recognition of interest income on note
    receivable from sale of shares              --            --           696,049        (696,049)           --              --
Increase in valuation allowance
     on note receivable from sale
     of shares                                  --            --          (696,049)        696,049            --              --
Purchase of 800 shares of common stock          --              (8)         (2,075)           --              --            (2,083)
Net earnings                                    --            --              --              --           471,708         471,708
                                         -----------   -----------    ------------    ------------    ------------    ------------
Balance at November 30, 1999             $       445   $    57,519    $ 13,316,795    $ (1,660,962)   $ (5,830,847)   $  5,882,950
                                         ===========   ===========    ============    ============    ============    ============











   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEARS ENDED NOVEMBER 30,

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                           1997
                                                                                     1999                 1998           (RESTATED)
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                           $   471,708        $ 1,130,702        $(1,690,850)
    Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities
          Extraordinary item-loss on early extinguishment
              of debt from continuing operations                                         --               45,038               --
          Depreciation and amortization                                             1,283,343          1,078,539          1,070,017
          Compensation paid by issuance of preferred and
              common stock                                                             19,504              6,288             52,492
          (Gain) loss on disposal of assets                                          (391,571)            25,000            218,602
          Impairment of assets                                                        156,150               --                 --
          Minority interest in (loss) earnings of consolidated
              subsidiaries                                                               --              (25,677)           195,639
          Interest income on note receivable from sale of
              shares                                                                     --                 --             (564,929)
          Interest expense refinanced as long-term debt                                  --                 --              240,310
          Decrease (increase) in note receivable from sale
              of assets                                                             2,744,617         (3,219,617)              --
          Decrease (increase) in cash value of life insurance                         222,903             (8,884)           185,207
          (Decrease) increase in deferred revenue                                    (161,238)         1,992,026               --
          (Increase) decrease in current assets
              Receivables                                                             (10,265)           187,308            (42,403)
              Inventories                                                             (42,407)            (8,410)            23,504
              Prepaid expenses and other current assets                               (66,617)            65,232            (14,159)
          Increase (decrease) in current liabilities
              Trade accounts payable                                                  518,480            (86,656)           (27,057)
              Amount due related party                                               (245,260)           159,997             85,263
              Income taxes payable                                                    (45,000)            50,000               --
              Accrued liabilities                                                    (163,231)           471,757             (9,577)
          (Decrease) increase in net (assets) liabilities
              of discontinued operations                                             (593,854)         1,433,841           (573,275)
                                                                                  -----------        -----------        -----------
                 Net cash provided by (used in) operating
                    activities                                                      3,697,262          3,296,484           (851,216)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from insurance - fire                                                    671,061               --                 --
    Purchase of property, plant and equipment                                      (5,188,748)        (5,029,283)          (608,071)
    Payment for franchise agreement                                                   (75,000)           (25,000)              --
    Acquisition of business, net of cash acquired                                        --             (758,632)          (182,526)
    Purchase of common stock                                                           (2,083)              --                 --
    Increase in other assets                                                             --              (34,191)           (21,106)
                                                                                  -----------        -----------        -----------
                 Net cash used in investing activities                             (4,594,770)        (5,847,106)          (811,703)



                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                             YEARS ENDED NOVEMBER 30,

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                                             1997
                                                                                           1999            1998           (RESTATED)
                                                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term obligations                                                $  3,115,542    $ 10,408,217    $    750,000
    Payment of financing costs                                                              (71,064)       (265,129)           --
    Proceeds from note payable                                                                 --         1,498,934            --
    Principal payments on long-term obligations                                          (1,242,769)     (7,676,361)       (270,467)
    Payments on obligations under capital lease                                            (294,577)       (264,372)       (232,441)
    Payments on notes payable                                                            (1,100,000)           --              --
    Proceeds from issuance of preferred and common
     shares                                                                                    --             5,144         313,519
    Dividends paid                                                                          (40,068)       (107,928)       (101,714)
                                                                                       ------------    ------------    ------------
                 Net cash provided by financing activities                                  367,064       3,598,505         458,897
                                                                                       ------------    ------------    ------------
                 Net (decrease) increase in cash                                           (530,444)      1,047,883      (1,204,022)

Cash and cash equivalents - beginning of year                                             2,109,358       1,061,475       2,265,497
                                                                                       ------------    ------------    ------------
Cash and cash equivalents - end of year                                                $  1,578,914    $  2,109,358    $  1,061,475
                                                                                       ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                             $  1,319,123    $  1,341,384    $  1,370,969
    Cash paid for income taxes                                                               45,000            --              --

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
                                                                                                       ============



                                 MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                             YEARS ENDED NOVEMBER 30,

-------------------------------------------------------------------------------------------------------------------------


                                                                                                                  1997
                                                                               1999               1998         (RESTATED)
                                                                            ----------         ---------       ---------

Conversion of 73,867 shares of convertible preferred
   stock into 523,873 shares of common stock                                                   $   --
                                                                                               ========
Acquisition of equipment
   Cost of equipment                                                                                           $244,637
   Equipment loan                                                                                               244,637
                                                                                                               --------
   Cash down payment for equipment
                                                                                                               $    --
                                                                                                               ========

Increase in long term debt due to three month moratorium
   on interest and principal payments                                                                          $240,310
                                                                                                               ========














   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company currently conducts its business in the quick-service restaurant industry operating twenty-nine Wendy's Old Fashioned Hamburger restaurants under franchise agreements with Wendy's International, Inc. All operations of the Company are located in Michigan. The Company formerly conducted business in its discontinued lodging industry segment which consisted of three full service hotels. The hotels were sold during 1997 and 1998 (see Notes C and E).

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

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCING COSTS

Financing costs are amortized using the straight-line method over the terms of the various loan agreements.

GOODWILL AND LONG-LIVED ASSETS

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over thirty years (the term of the franchise agreements including options to renew). The Company performs a review for impairment of goodwill and long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value, and if the cash flows are less than the carrying value, an impairment loss is recognized. As a result of this review, it was determined that a permanent decline in value below book value had occurred at one of the Company's restaurant locations due to changes in local market conditions. In November 1999, management decided that the lease for this restaurant would not be renewed. The property and equipment owned by the Company at this location were written down to estimated fair market value resulting in an impairment loss in 1999 of $156,150.

OBLIGATIONS UNDER CAPITALIZED LEASE

Lease transactions relating to certain restaurant buildings and equipment are classified as capital leases. These assets have been capitalized and the related obligations recorded based on the fair market value of the assets at the inception of the leases. Amounts capitalized are being amortized over the terms of the leases.

FRANCHISE COSTS AND OTHER ADVERTISING COSTS

Royalties and advertising costs are based primarily on a percentage of monthly sales. These costs and other advertising costs are charged to operations as incurred. Advertising expense totaled $1,428,247, $1,553,193, and $1,638,409 for the years ended November 30, 1999, 1998 and 1997, respectively.

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

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended November 30, 1999, 1998 and 1997:


                                                                                1999                  1998                   1997
                                                                           -----------           -----------            -----------
Numerators
    Earnings (loss) from continuing
       operations                                                          $   321,568           $(1,374,258)           $(1,935,086)
    Less preferred stock dividends                                              40,068               107,928                101,714
                                                                           -----------           -----------            -----------
    Earnings (loss) on common shares - basic                                   281,500            (1,482,186)            (2,036,800)

    Effect of dilutive securities
       Stock options                                                                --                    --                     --
                                                                           -----------           -----------            -----------
    Earnings (loss) on common shares - diluted                             $   281,500           $(1,482,186)           $(2,036,800)
                                                                           ===========           ===========            ===========

Denominators
    Weighted average common shares
       outstanding - basic                                                   5,748,288             4,932,738              3,214,836

    Effect of dilutive securities
       Stock options                                                            26,049                    --                     --
                                                                           -----------           -----------            -----------
    Weighted average common shares
       outstanding - diluted                                                 5,774,337             4,932,738              3,214,836
                                                                           ===========           ===========            ===========

For 1999, 1998 and 1997, convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion would be antidilutive. For 1998 and 1997, exercisable stock options were not included in the computation of diluted earnings per share because the option prices were greater than average quarterly market prices.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments which include cash and cash equivalents, receivables, notes receivable, accounts payable and long-term obligations, approximate their fair values.

FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

NOTE B - ACQUISITION

In fiscal 1998, the Company purchased 46% of the partnership interest in the now dissolved Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership"). The Company then transferred this interest to its wholly-owned subsidiary, MHG Food Service Inc. This acquisition gave the Company 100% ownership of the Wendy's Partnership. The acquisition was accounted for as a purchase, and the total acquisition cost of $10,384,753, ($4,446,453 cash, 2,164,259 shares of common stock and 29,520 shares of preferred stock with a total value of $5,938,300), was allocated to assets acquired and liabilities assumed based upon estimates of their fair values. A total of $5,309,723, representing the excess of the acquisition cost over the fair value of net assets acquired, was allocated to goodwill.

The unaudited pro forma information below presents combined results of operations for the years ended November 30, 1998 and 1997 as if 100% of the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined Company had the acquisition occurred at the beginning of the periods presented.

                                                                          1997
                                                     1998              (RESTATED)
                                                ------------           -----------
Revenues                                       $ 27,044,000          $ 26,860,000
Net earnings (loss) from
  continuing operations                        $ (1,350,000)         $ (1,739,000)
Earnings (loss) per share                      $       (.30)         $       (.57)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS - SALE OF HOTEL ASSETS

The Company sold substantially all the assets of its three full service hotels, which were previously included in the lodging segment. As such, the Company began reporting the lodging segment as discontinued operations effective May 31, 1998. The consolidated financial statements have been restated for 1997 to reflect the results of operations and net assets of the lodging segment as discontinued operations. As of November 30, 1999 and 1998, assets and liabilities of the discontinued lodging group business segment included in the balance sheet are summarized below:

                                                                           NOVEMBER 30,
                                                                 ---------------------------------

                                                                       1999                1998
                                                                 ----------------      -----------
Assets
     Current assets                                              $          --          $  13,264
     Other assets                                                           --             16,511
Liabilities
     Current liabilities                                                    --           (623,630)
                                                                 ---------------        ---------

Net liabilities of discontinued operations                       $          --          $(593,855)
                                                                 ===============        =========

The results of operations of the discontinued operations for the years ended November 30, 1999, 1998 and 1997 are summarized below:

For years ended November 30,                                1999                1998           1997
                                                        -------------       -----------    -----------
Revenues                                                $      --           $ 6,358,126    $14,034,053
Earnings from operations                                $      --           $   151,934    $   478,153
Earnings from discontinued operations                   $   150,140         $ 3,232,132    $   421,527

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at November 30:

                                                                      1999           1998
                                                                --------------    ------------
Land and improvements                                            $  4,512,961     $  2,861,000
Buildings and improvements                                          7,108,779        5,515,359
Furnishings and equipment                                           4,548,506        3,547,990
Leasehold improvements                                              1,024,422        1,009,191
Leased property/capital leases                                        983,292          983,292
Construction in progress                                              300,796           75,390
                                                                 ------------     ------------
                                                                   18,478,756       13,992,222
Less accumulated depreciation and amortization                     (1,794,797)        (809,282)
                                                                 ------------     ------------
                                                                 $ 16,683,959     $ 13,182,940
                                                                 ============     ============

Depreciation and amortization expense was approximately $1,057,000, $853,000, and $768,000 for the years ended November 30, 1999, 1998 and 1997, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE E - NOTES RECEIVABLE

Notes receivable consisted of the following at November 30:


                                                                                        1999                1998
                                                                                     ----------         ----------
Mortgage note receivable (from sale of Grand Harbor Resort & Yacht Club), collateralized by marina real estate, requiring monthly payments of interest only at 10.8% through December 16, 1999 and 15.0% thereafter through
February 16, 2000 when the remaining balance is due.                                 $  475,000         $1,375,000

Mortgage note receivable (from sale of Thomas Edison Inn), collateralized by land and the pledge of stock of an affiliate of the borrower, requiring monthly payments of interest only at prime plus 8%. The note was paid in full in
August 1999.                                                                               --            1,844,617
                                                                                     ----------         ----------
                                                                                        475,000          3,219,617
Less current portion                                                                    475,000          2,719,617
                                                                                     ----------         ----------
                                                                                     $     --           $  500,000
                                                                                     ==========         ==========


NOTE F - AMOUNTS DUE RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company has entered into an agreement with the Company's Chairman of the Board whereby the Company assigned a mortgage note receivable from the sale of the Grand Harbor Resort & Yacht Club (see Notes C and E) to the Chairman in exchange for (i) payment in full of a note payable to the Chairman ($776,000),
(ii) cancellation of $200,000 of preferred stock owned by the Chairman, and
(iii) a cash payment of $399,000. The payment terms, interest rate, and related security are the same as the assigned note receivable (see Note E), which include monthly payments of interest only at 10.8% through December 16, 1999 and 15.0% thereafter. In August 1999, a $900,000 payment was made on this obligation reducing the outstanding balance to $475,000. The remaining balance is due February 16, 2000. The Company indemnified the Chairman in the event of nonpayment by the maker.

In 1998 the Company sold $1,100,000 of undivided interests in the $2,000,000 mortgage note received from the sale of the Thomas Edison Inn (see Notes C and E). The participation agreements represented 59.6% of the outstanding note balance, of which a 27.1% participation ($500,000) was sold to a member of the Company's Board of Directors. The participation agreements required monthly payments of interest only at prime plus 8% through August 1999 when the notes were paid in full.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


NOTE F - AMOUNTS DUE RELATED PARTIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

The Wendy's Partnership incurred a management fee to its former general partner in the amount of $7,671 in 1999 and $160,000 in 1998 and 1997.

NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following at November 30:

                                                   1999           1998
                                               ----------     ----------
         Payroll and related payroll taxes     $  550,837     $  787,394
         Property taxes                           255,667        238,953
         Interest expense                          88,257         78,201
         Other expenses                           250,995        204,439
                                               ----------     ----------
                                               $1,145,756     $1,308,987
                                               ==========     ==========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE H - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at November 30:

                                                      1999            1998
                                                  -----------     -----------
Mortgage notes payable, due in monthly
installments totaling $99,304 including
interest at fixed rates ranging from 7.8% to
8.7% maturing from October 1, 2018 through
November 30, 2019. (1)                            $11,769,353     $ 8,658,644

Notes payable, due in monthly installments of
$10,802 including interest at 8.15% through
September 1, 2013. (2)                              1,073,236       1,113,588

Amount payable to the Chairman of the Board
and shareholder, due in monthly installments
of interest only at 10.8% through December
16, 1999 and 15.0% thereafter through
February 16, 2000 when the remaining
principal will be due (see Note F). (1)               475,000       1,375,000

Other notes payable, requiring monthly
payments aggregating $9,863 and $19,416,
respectively, subject to interest at rates
ranging from 7.5% to 8.8%. (2)                        378,587         365,455

Construction note payable, due in monthly
installments of interest only. This note was
paid in full in June 1999.                                 --         310,717

                                                  -----------     -----------
                                                   13,696,176      11,823,404
Less current portion                                  874,051       1,199,458
                                                  -----------     -----------
                                                  $12,822,125     $10,623,946
                                                  ===========     ===========


(1) The note is collateralized by certain real estate.
(2) The note is collateralized by certain equipment.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE H - LONG-TERM OBLIGATIONS (CONTINUED)

Minimum principal payments on long-term obligations to maturity as of November 30, 1999 are as follows:


                          2000          $   874,051
                          2001              407,905
                          2002              441,883
                          2003              478,622
                          2004              444,375
                       Thereafter        11,029,340
                                        -----------
                                        $13,696,176
                                        ===========

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At November 30, 1999 the Company was in compliance.

NOTE I - INCOME TAXES

Deferred tax assets and liabilities at November 30, consist of the following:


                                                        1999           1998
         Deferred tax assets:                        ---------      ---------
             Net operating loss carryforwards        $  29,000      $ 288,000
             AMT credit carryforward                   126,000        155,000
             Allowance for doubtful accounts           450,000        213,000
             Depreciation                                   --         16,000
             Goodwill                                   25,000         11,000
             Asset impairment                           53,000             --
             Accrued compensation                           --         15,000
             Accrued expenses                           21,000             --
             Contribution carryover                     73,000             --
                                                     ---------      ---------
                                                       777,000        698,000
         Deferred tax liabilities
             Property and equipment - cost basis       (65,000)            --
             Depreciation                             (121,000)       (26,000)
             Amortization                              (14,000)       (54,000)
             Capital leases                            (29,000)       (10,000)
                                                     ---------      ---------
                                                      (229,000)       (90,000)

         Less valuation allowance                     (548,000)      (608,000)
                                                     ---------      ---------
         Net deferred tax liability                  $      --      $      --
                                                     =========      =========

The net operating loss carryforwards expire in 2011 - 2012.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE I - INCOME TAXES (CONTINUED)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows:


                                                     YEARS ENDED NOVEMBER 30,
                                             ---------------------------------------
                                                                           (RESTATED)
                                               1999            1998           1997
                                             ---------      ---------      ---------
Tax expense (benefit) at statutory rates
    applied to income before federal
    income tax                               $ 109,000      $(450,000)     $(657,600)
Effect of nondeductible items                  (67,000)        44,400         82,400
IRS adjustment to net operating loss                --             --        250,000
Other                                           18,000         21,600         (8,500)
Valuation allowance                            (60,000)       434,000        333,700
                                             ---------      ---------      ---------
                                             $      --      $  50,000      $      --
                                             =========      =========      =========


NOTE J - LEASE COMMITMENTS

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options of up to eleven years) ranging from one to thirty years. Included in the leases were five with a real estate partnership related through common general partnership ownership through May 19, 1997 at which time the former general partner was removed.

Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals is as follows:


                                                 YEARS ENDED NOVEMBER 30,
                                         ----------------------------------------
                                            1999           1998            1997
                                         ----------     ----------     ----------
         Leases with related parties
                 Minimum rentals         $       --     $       --     $  143,127
                 Percentage rentals              --             --         79,948
         Other Leases
                 Minimum rentals            477,713        672,755        615,273
                 Percentage rentals         425,458        523,033        459,463
                                         ----------     ----------     ----------
                                         $  903,171     $1,195,788     $1,297,811
                                         ==========     ==========     ==========


                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE J - LEASE COMMITMENTS (CONTINUED)

Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                 CAPITAL       OPERATING
         YEARS ENDING NOVEMBER 30,               LEASES         LEASES
         ------------------------              ----------     ----------
                  2000                         $  465,323     $  519,030
                  2001                            449,365        352,428
                  2002                            369,575        322,841
                  2003                            369,575        312,008
                  2004                             30,798        152,205
               Thereafter                              --        997,680
                                               ----------     ----------
         Total minimum lease obligations        1,684,636     $2,656,192
                                                              ==========
         Less amount representing interest
           imputed at approximately 11%           294,586
                                               ----------
         Present value of minimum lease
           obligations                         $1,390,050
                                               ==========

The present value of minimum lease obligations is reflected in the balance sheets as current and long-term obligations under capital lease.

Accumulated amortization of leased property under capital leases was $304,700, and $138,500, at November 30, 1999 and 1998, respectively.

In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

NOTE K - DEFERRED REVENUE

In April 1998, the Company entered into a long-term agreement with its beverage supplier. The agreement requires the Company to purchase 1,878,000 gallons of fountain beverage syrup from the supplier. In exchange, the Company received $2,168,000 in marketing and conversion funds which, in accordance with the terms of the agreement, will be recognized as revenue as the gallons of fountain beverage syrup are purchased.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE L - SERIES A CONVERTIBLE CUMULATIVE PREFERRED STOCK

The Company previously designated a series of non-voting preferred stock. The shares have an annual dividend rate of $0.90 per share and the payment of the dividends is cumulative. The shares are convertible into common shares at the conversion price of $6.41 per share at November 30, 1999, increasing to $7.00 per share on December 15, 1999. The shares have a liquidation value of $10.00 per share.

Under certain conditions relating to the market value of the Company's common stock, the Company has the option to cause the preferred stock to be converted into common stock.

NOTE M - NOTE RECEIVABLE FROM SALE OF SHARES

On September 19, 1995, a stock purchase and sale agreement (Agreement) was executed by and between the Company, its then principal stockholder, and CBH Capital Corp. ("CBHCC") (formerly Meritage Capital Corp.). Under the agreement, the Company sold 1,500,000 shares of previously authorized newly issued common stock to CBHCC at a total price of $10,500,000. Upon execution of the agreement, CBHCC gave the Company a non-interest bearing promissory note in the amount of $10,500,000. The Note provides that CBHCC does not have to make any payments to the Company from the date of the Note (September 19, 1995) until September 19, 2000 when the remaining balance is due.

The Note is collateralized by the shares issued to CBHCC under the Agreement. The Note was discounted at 11% and is recorded as a reduction of stockholders' equity. Due to the change in market value of the shares collateralizing the loan, a valuation allowance of $5,362,804 and $4,666,755 was recorded as of November 30, 1999 and 1998.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE N - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan that covers substantially all of its employees in the quick-service restaurant business. Contributions to the plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. Contributions to the plan by the Company totaled $24,830, $27,720, and $2,000 in 1999, 1998 and 1997, respectively.

NOTE O - OTHER INCOME

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

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE P - STOCK OPTION PLANS (CONTINUED)

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:


                                            1996 MANAGEMENT                        1996 DIRECTORS'
                                          EQUITY INCENTIVE PLAN                   STOCK OPTION PLAN
                                   -----------------------------------       ------------------------------
                                                        AVERAGE OPTION                       AVERAGE OPTION
                                     SHARES UNDER            PRICE           SHARES UNDER         PRICE
                                        OPTIONS            PER SHARE           OPTIONS          PER SHARE
                                   -----------------   ---------------       --------------  --------------
Outstanding at
     December 1, 1996                   190,000                                 50,000
Granted during 1997                     143,500                                  6,000
Forfeited during 1997                   (35,000)                                   -
                                        -------                                 ------
Outstanding at
     November 30, 1997                  298,500               $7.00             56,000               $4.00
Granted during 1998                     147,500               =====             18,000               =====
Forfeited during 1998                  (178,500)                                   -
                                        -------                                 ------
Outstanding at
     November 30, 1998                  267,500               $3.50             74,000               $1.40
Granted during 1999                     161,534               =====              5,000               =====
Forfeited during 1999                      -                                    (5,000)
                                        -------                                 ------
Outstanding at
     November 30, 1999                  429,034               $1.91             74,000               $2.00
                                        =======               =====             ======               =====

Exercisable at:
     November 30, 1997                   28,500                                 56,000
                                        =======                                 ======

     November 30, 1998                   48,500                                 74,000
                                        =======                                 ======

     November 30, 1999                   97,500                                 74,000
                                        =======                                 ======

Available for grant at:
     November 30, 1997                  176,500                                 64,000
                                        =======                                 ======

     November 30, 1998                  457,500                                 46,000
                                        =======                                 ======

     November 30, 1999                  295,966                                 46,000
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

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

NOTE P - STOCK OPTION PLANS (CONTINUED)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997: dividend yield of 0%, expected volatility ranging from 75.3% - 78.0% in 1999, 81.6% - 83.6% in 1998 and 10.5% -
63.4% in 1997, risk-free interest rates ranging from 5.4% - 6.6% in 1999, 4.8% - 5.8% in 1998 and 6.2% - 7.0% in 1997 and expected life of ten years.

The Company has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on the Company's financial position or results of operations.

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been as follows:


                                                YEARS ENDED NOVEMBER 30,
                                                ------------------------
                                           1999          1998              1997
                                        ----------    -----------      ------------
         Net earnings (loss)
            As reported                 $ 471,708     $ 1,130,702      $(1,690,850)
            Pro forma                   $ 194,052     $   955,272      $(2,196,909)

         Earnings (loss) per share
            As reported                $      .08     $       .21      $     (0.56)
            Pro forma                  $      .03     $       .17      $     (0.72)


NOTE Q - COMMITMENTS AND CONTINGENCIES

The Company has a forward commitment in the amount of $3,750,000 to finance the land, building and equipment for three additional restaurants. This commitment is for 20 year real estate mortgages and 7 year equipment loans at an interest rate equal to 2.2% over the then current same term treasury rate. The Company has no obligation to utilize this financing.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

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
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Current Liabilities:
     Current portion of long-term debt                     $  4,438,776
     Other current liabilities                                  377,532
                                                           ------------
            Total current liabilities                         4,816,308

     Deferred income taxes                                      740,000

     Long-term debt                                          16,459,020
                                                           ------------

            Total liabilities                                22,015,328

STOCKHOLDERS' EQUITY
     Capital stock                                            7,315,222
     Accumulated deficit                                     (7,285,261)
                                                           ------------
            Total stockholders' equity                           29,961
                                                           ------------

            Total liabilities and stockholders' equity     $ 22,045,289
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
                                                             ===========

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                          Additions
                              -----------------------------------
                  Balance at       (1)                 (2)
                  beginning     Charged to      Charged to other    Deductions-    Balance at
   Description    of period   Cost & Expenses   accounts-describe    describe    end of period
----------------------------------------------------------------------------------------------

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

Year ended November 30:

       1999       $608,000         -0-             $ (60,000)*         -0-         $548,000

       1998        970,000         -0-              (362,000)*         -0-          608,000

       1997        729,000         -0-                241,000*         -0-          970,000


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




January 9, 1998, except for Notes 6 and 7
     which are as of January 30, 1998

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------



November 30,                                                         1997            1996
--------------------------------------------------------------------------------------------

ASSETS (Note 3)

CURRENT ASSETS
     Cash                                                        $   601,562     $   394,066
     Receivables, including amounts due from related parties         258,282         215,879
     Inventories                                                     156,746         180,250
     Prepaid expenses                                                149,003         125,445
--------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                               1,165,593         915,640
--------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
     Land                                                            749,000         749,000
     Leasehold improvements                                        2,144,520       2,192,253
     Buildings and improvements                                    2,398,127       2,398,127
     Furnishings and equipment                                     4,893,418       4,296,289
     Vehicles                                                         79,734          79,734
     Leased property under capital leases (Note 4)                 2,825,338       2,825,338
--------------------------------------------------------------------------------------------

                                                                  13,090,137      12,540,741
     Less accumulated depreciation and amortization                7,236,594       6,643,697
--------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                         5,853,543       5,897,044
--------------------------------------------------------------------------------------------

OTHER ASSETS
     Goodwill, net of amortization of $2,179,320
        and $1,981,200                                             1,782,967       1,981,087
     Franchise fees, net of amortization of $406,552
        and $395,488                                                 153,448         154,512
     Other                                                            70,130         127,404
--------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                 2,006,545       2,263,003
--------------------------------------------------------------------------------------------

                                                                 $ 9,025,681     $ 9,075,687
============================================================================================


                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                                  BALANCE SHEETS

--------------------------------------------------------------------------------



November 30,                                                         1997            1996
--------------------------------------------------------------------------------------------

LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                           $   591,773      $   770,770
     Accruals:
         Salaries and wages                                         368,611          349,320
         Taxes                                                      258,854          267,698
         Percentage rent                                             88,086          107,257
     Other current liabilities, including amounts due to
         related parties                                             51,492           38,546
     Current maturities of long-term debt (Note 3)                  126,294                -
     Current maturities of obligations under capital leases
         (Note 4)                                                   264,372          232,442
--------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                         1,749,482        1,766,033

DEFERRED COMPENSATION (Note 2)                                            -           61,444

OBLIGATIONS UNDER CAPITAL LEASES, less current
     maturities (Note 4)                                          1,689,628        1,953,999

LONG-TERM DEBT, less current maturities (Note 3)                  2,059,411        2,192,351
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                 5,498,521        5,973,827
--------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5, 6 and 7)

PARTNERS' EQUITY (Note 1)
     Limited Partners                                             3,551,822        3,130,775
     General Partner                                                (24,662)         (28,915)
--------------------------------------------------------------------------------------------

TOTAL PARTNERS' EQUITY                                            3,527,160        3,101,860
--------------------------------------------------------------------------------------------

                                                                $ 9,025,681      $ 9,075,687
============================================================================================
                                             See accompanying notes to financial statements.


                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                            STATEMENTS OF INCOME

--------------------------------------------------------------------------------


                                                                                  Eleven
                                                            YEAR ENDED      months ended        Year ended
                                                          NOVEMBER 30,      November 30,      December 31,
                                                                  1997              1996              1995
----------------------------------------------------------------------------------------------------------

NET SALES                                                 $ 26,860,546      $ 24,438,338      $ 25,364,596

COST OF SALES                                                7,672,613         7,222,691         7,390,886
----------------------------------------------------------------------------------------------------------

Gross profit                                                19,187,933        17,215,647        17,973,710
----------------------------------------------------------------------------------------------------------

EXPENSES (INCOME)
     Restaurant operating costs, including amounts to
         related parties:
         Labor                                               7,547,115         6,747,046         6,962,082
         Occupancy                                           2,785,973         2,555,026         2,526,139
         Advertising                                         1,638,409         1,535,930         1,519,903
         Food service supplies                               1,075,263         1,008,536         1,087,791
         Royalties                                           1,074,427           977,508         1,014,569
         Other                                               2,058,380         1,838,291         1,988,597
----------------------------------------------------------------------------------------------------------

     Total restaurant operating costs                       16,179,567        14,662,337        15,099,081

     General and administrative expenses, including
         amounts to related parties                          1,362,199         1,046,177         1,250,468
     Depreciation and amortization                             858,563           768,653           852,803
     Interest expense                                          431,684           403,435           511,939
     Loss on disposal of assets (Note 1)                       218,601            25,453             1,097
     Other income                                             (287,981)         (249,260)         (236,309)
     Insurance proceeds in excess of net book value
         of fire damaged assets                                      -                 -           (32,377)
----------------------------------------------------------------------------------------------------------

Net expenses                                                18,762,633        16,656,795        17,446,702
----------------------------------------------------------------------------------------------------------

Income before extraordinary item                               425,300           558,852           527,008

EXTRAORDINARY ITEM - loss on
     extinguishment of debt                                          -                 -           (20,536)
----------------------------------------------------------------------------------------------------------

NET INCOME                                                $    425,300      $    558,852      $    506,472
==========================================================================================================


                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                            STATEMENTS OF INCOME

--------------------------------------------------------------------------------


                                                                                  Eleven
                                                            YEAR ENDED      months ended        Year ended
                                                          NOVEMBER 30,      November 30,      December 31,
                                                                  1997              1996              1995
----------------------------------------------------------------------------------------------------------

Net income attributed to:
     Limited Partners                                         $421,047          $553,263          $501,407
     General Partner                                             4,253             5,589             5,065
----------------------------------------------------------------------------------------------------------

                                                              $425,300          $558,852          $506,472
==========================================================================================================

Income before extraordinary item per unit of limited
     partnership interest (1,256.8 units outstanding)         $ 335.02          $ 440.22          $ 415.14
==========================================================================================================

Extraordinary item - loss on extinguishment of debt
     per unit of limited partnership interest (1,256.8
     units outstanding)                                       $      -          $      -          $ (16.18)
==========================================================================================================

Net income per unit of limited partnership interest
     (1,256.8 units outstanding)                              $ 335.02          $ 440.22          $ 398.96
==========================================================================================================
                                                           See accompanying notes to financial statements.


                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY

--------------------------------------------------------------------------------

                                 Limited           General
                                 Partners          Partner          Total
----------------------------------------------------------------------------

BALANCE, January 1, 1995       $ 2,955,865      $   (30,682)     $ 2,925,183

Net income for the year            501,407            5,065          506,472

Distributions to partners         (565,560)          (5,713)        (571,273)
----------------------------------------------------------------------------

BALANCE, December 31, 1995       2,891,712          (31,330)       2,860,382

Net income for the period          553,263            5,589          558,852

Distributions to partners         (314,200)          (3,174)        (317,374)
----------------------------------------------------------------------------

BALANCE, November 30, 1996       3,130,775          (28,915)       3,101,860

Net income for the year            421,047            4,253          425,300
----------------------------------------------------------------------------

BALANCE, November 30, 1997     $ 3,551,822      $   (24,662)     $ 3,527,160
============================================================================
                             See accompanying notes to financial statements.

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                               Eleven
                                                          YEAR ENDED     months ended       Year ended
                                                        NOVEMBER 30,     November 30,     December 31,
                                                                1997             1996             1995
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                          $   425,300      $   558,852      $   506,472
     Adjustments to reconcile net income to net cash
        from operating activities:
        Loan costs written off due to refinancing                  -                -           20,536
        Loan costs incurred due to refinancing                     -                -          (31,477)
        Depreciation and amortization                        858,563          768,653          852,803
        Loss on disposal of property and equipment           218,601           25,453            1,097
        Undepreciated cost of equipment destroyed
           by fire                                                 -                -            1,194
        Decrease (increase) in cash value of
           life insurance                                     61,444          (61,444)               -
        Increase (decrease) in deferred compensation         (61,444)          61,444                -
        Changes in operating assets and liabilities:
           Receivables                                       (42,403)        (161,992)          13,681
           Inventories                                        23,504          (34,443)          16,968
           Prepaid expenses                                  (23,558)          13,757           25,429
           Accounts payable                                 (178,997)         (14,585)          (8,681)
           Accrued salaries and wages                         19,291           44,276           21,391
           Accrued taxes                                      (8,844)         (26,007)         (35,821)
           Accrued percentage rent                           (19,171)          27,441           (6,580)
           Other current liabilities                          12,946             (417)         (11,234)
-------------------------------------------------------------------------------------------------------

Net cash from operating activities                         1,285,232        1,200,988        1,365,778
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Proceeds from disposal of property and equipment               -            5,449          122,500
    Additions to property and equipment                     (572,906)        (427,872)        (471,092)
    Payment of franchise fees                                (10,000)               -          (50,000)
    Purchase of other assets                                 (11,106)          (8,784)               -
-------------------------------------------------------------------------------------------------------

Net cash for investing activities                           (594,012)        (431,207)        (398,592)
-------------------------------------------------------------------------------------------------------


                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                        STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                               Eleven
                                                           YEAR ENDED     months ended       Year ended
                                                         NOVEMBER 30,     November 30,     December 31,
                                                                 1997             1996             1995
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
    Proceeds from long-term debt                          $         -      $         -      $ 2,022,499
    Repayment of short-term notes payable                           -                -         (102,724)
    Repayment of long-term debt                              (251,282)        (307,989)      (2,537,612)
    Payments made on obligations under capital leases        (232,442)        (161,550)        (142,920)
    Distributions to partners                                      --         (317,374)        (571,273)
-------------------------------------------------------------------------------------------------------

Net cash for financing activities                            (483,724)        (786,913)      (1,332,030)
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                               207,496          (17,132)        (364,844)

CASH, beginning of period                                     394,066          411,198          776,042
-------------------------------------------------------------------------------------------------------

CASH, end of period                                       $   601,562      $   394,066      $   411,198
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION
    Cash paid for interest expense                        $   437,014      $   408,680      $   499,673
=======================================================================================================

NONCASH INVESTING AND FINANCING TRANSACTIONS
    Long-term debt incurred for purchase of
       equipment                                          $   244,637      $         -      $         -
    Capital lease obligation incurred for use
       of equipment                                                 -          379,591                -
    Retirement of note payable - bank with new
        revolving term note payable - bank                          -                -        1,331,221
=======================================================================================================
                                                        See accompanying notes to financial statements.


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

2. DEFERRED             The Partnership had a deferred compensation agreement
   COMPENSATION         with a key employee which provided for the payment of
                        $150,000 upon the completion of the five-year term of the agreement in December 1998. The agreement was funded by the Partnership through payment of premiums on a split dollar life insurance contract. The agreement was terminated in April 1997. Charges to operations related to this agreement were $10,630, $27,913 and $25,295 for 1997, 1996 and 1995, respectively.

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


3. LONG-TERM DEBT       Long-term debt at November 30, 1997 and 1996 consisted
                        of the following:


                        November 30,                              1997           1996
                        ----------------------------------------------------------------
                        Revolving term note payable - bank     $2,037,111     $2,192,351
                        Equipment note payable                    148,594              -
                        ----------------------------------------------------------------

                                                                2,185,705      2,192,351
                        Less current maturities                   126,294              -
                        ----------------------------------------------------------------

                        Long-term debt, less
                           current maturities                  $2,059,411     $2,192,351
                        ================================================================

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

                        The following is a schedule by year of annual maturities under the loan agreements:

                        Year ending November 30,
                        -----------------------------------------------

                        1998                                $   126,294
                        1999                                     22,300
                        2000                                    232,940
                        2001                                    375,677
                        2002                                    415,587
                        Later years                           1,012,907
                        -----------------------------------------------

                                                            $ 2,185,705
                        ===============================================

4. DESCRIPTION OF       The Partnership leases land and buildings used in
   LEASING              operations under operating agreements, with remaining
   ARRANGEMENTS         lease terms (including renewal options of up to thirteen
   (INCLUDING THOSE     years) ranging from one to twenty-three years. Included
   WITH AFFILIATED      in the leases are five leases with parties related
   PARTNERSHIP)         through common ownership with the former general
                        partner. (See Note 6.)

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals is as follows:


                        Period ended                           1997           1996           1995
                        -------------------------------------------------------------------------

                        Leases with related parties:
                            Minimum rentals              $  143,127     $  266,358     $  230,848
                            Percentage rentals               79,948        168,370        150,867
                        Other leases:
                            Minimum rentals                 583,365        403,613        414,539
                            Percentage rentals              459,463        275,993        309,228
                        -------------------------------------------------------------------------

                                                         $1,265,903     $1,114,334     $1,105,482
                        =========================================================================

                        Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancelable operating leases in effect are as follows:


                                                                   Capital     Operating
                        Year ending November 30,                    leases        leases
                        ----------------------------------------------------------------
                        1998                                    $  465,323    $  590,008
                        1999                                       465,323       445,516
                        2000                                       465,323       430,693
                        2001                                       449,365       409,622
                        2002                                       369,575       332,490
                        Later years                                400,373       308,263
                        ----------------------------------------------------------------

                        Total minimum lease obligations          2,615,282    $2,516,592
                                                                              ==========
                        Less amount representing interest
                           imputed at approximately 11%            661,282
                        --------------------------------------------------

                        Present value of minimum
                           lease obligations                    $1,954,000
                        ==================================================


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

5. PROFIT-SHARING       The Partnership maintains a 401(k) profit-sharing plan.
   PLAN                 The plan covers substantially all employees of the
                        Partnership who are at least 21 years old and who have completed at least one year of service (of at least
                        1,000 hours) with the Partnership. Contributions to the plan may be made by the Partnership (which are purely discretionary in nature) or by plan participants through elective salary deductions. Contributions to the plan by the Partnership for the periods ended 1997, 1996 and 1995, totaled $22,000, $30,721 and $12,000, respectively.

6. LEGAL PROCEEDINGS    On May 19, 1997, a majority limited interest of the
                        Partnership removed Wendy's West Michigan, Inc. as general partner of the Partnership and appointed MCC
                        Food Service Inc. (MCC), an affiliate of Meritage, as the substitute general partner. Approximately 180 unit holders (from whom MHG Food Service Inc. (MHG) acquired
                        482.55 of its total partnership units) had previously consented to the removal and substitution of the former general partner. This action was carried out in connection with MHG's prior acquisition of a controlling interest in the Partnership. The former general partner subsequently commenced a lawsuit against Meritage and its affiliates seeking, among other things, (i) a declaration that Wendy's West Michigan, Inc. is the general partner of the Partnership, (ii) injunctive relief in the form of a temporary restraining order or a preliminary injunction which

                                    WENDY'S OF WEST MICHIGAN LIMITED PARTNERSHIP


                                                   NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        would prohibit the defendants from participating in the management of the Partnership, (iii) unspecified damages for breach of contract, and (iv) unspecified damages for various business torts and misrepresentation. The former general partner's motion for a temporary restraining order was denied on May 21, 1997. In September 1997, the Partnership, Meritage and certain of its affiliates filed claims against the former general partner and its principal shareholders alleging (i) breach of contract,
                        (ii) violation of SEC Rule 10b-5, (iii) business defamation, (iv) tortious interference, and (v) breach of fiduciary duty. In January 1998, the former general partner filed a motion to enjoin the dissolution of the Partnership. The court denied this motion and the Partnership was thereafter dissolved on January 30, 1998. Wendy's International, the franchisor, has consented to MCC serving as the general partner of the Partnership and to the dissolution of the Partnership. Management believes there is no basis for the Plaintiffs' claims but cannot at this time predict the likely outcome of this litigation. It is management's opinion that these proceedings are not expected to have a material adverse effect on the Partnership's operations or financial position.

7. DISSOLUTION OF       Through the filing of Form S-4 with the Securities and
   PARTNERSHIP          Exchange Commission, which was effective on November 25,
                        1997, the holders of limited partnership units of the Partnership were notified of the sale of all the assets of the Partnership to a limited partnership affiliated with Meritage and the subsequent dissolution of the Partnership. As a result of the transaction, on January
                        30, 1998, the newly formed limited partnership acquired all the assets and assumed all the liabilities of the Partnership and succeeded to all business operations that had been conducted by the Partnership. Upon dissolution, Meritage common shares were distributed to non-affiliated limited partners on the basis of that number of Meritage common shares that had a value of $7,500 per unit, based on the average high and low bid price quoted on the OTC Bulletin Board for the 10 trading days preceding the date of dissolution ($2.4375 per share).