Form 10-Q
period 2000-02-29
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2000-04-13
CIK 808219

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934
     For the quarterly period ended February 29, 2000.

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

                                YES [X]   NO [ ]

As of April 10, 2000 there were 5,742,334 outstanding Common Shares, $.01 par value.

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

         Statements concerning expected financial performance, on-going business strategies and actions which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, competition; changes in local and national economic conditions; changes in consumer tastes and views about quick-service food; severe weather; changes in travel patterns; increases in food, labor and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of adequate employees; directives issued by the franchisor; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health certification, and the operation of its restaurants. Because the Company's operations are concentrated in smaller urban areas of Michigan, a marked decline in the Michigan economy could adversely affect its operations.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999. The results of operations for the three month period ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 29, 2000 AND NOVEMBER 30, 1999

--------------------------------------------------------------------------------

                                     ASSETS

                                                                      FEBRUARY 29,
                                                                          2000            NOVEMBER 30,
                                                                      (UNAUDITED)             1999
                                                                     -------------       --------------
CURRENT ASSETS
    Cash and cash equivalents                                        $     941,384       $    1,578,914
    Receivables                                                             93,607               81,239
    Notes receivable, current portion                                      475,000              475,000
    Inventories                                                            184,510              207,563
    Prepaid expenses and other current assets                              256,856              157,413
                                                                     -------------       --------------

                  Total current assets                                   1,951,357            2,500,129

PROPERTY, PLANT AND EQUIPMENT, NET                                      17,354,918           16,683,959

OTHER ASSETS
    Goodwill, net of amortization of $380,669 and
      $335,287, respectively                                             4,929,054            4,974,436
    Franchise costs, net of amortization of $46,059 and
      $40,167, respectively                                                678,941              684,833
    Financing costs, net of amortization of $21,692 and
     $17,808, respectively                                                 314,501              318,385
    Deferred charges and other assets                                       36,453               39,657
                                                                     -------------       --------------
                   Total other assets                                    5,958,949            6,017,311
                                                                     -------------       --------------
                   Total assets                                      $  25,265,224       $   25,201,399
                                                                     =============       ==============

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                     FEBRUARY 29, 2000 AND NOVEMBER 30, 1999

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      FEBRUARY 29,
                                                                          2000            NOVEMBER 30,
                                                                      (UNAUDITED)             1999
                                                                     -------------       --------------
CURRENT LIABILITIES
    Current portion of long-term obligations                         $     892,082       $      874,051
    Current portion of obligations under capital lease                     337,234              328,236
    Trade accounts payable                                               1,125,392            1,245,679
    Income taxes payable                                                     5,000                5,000
    Accrued liabilities                                                  1,049,707            1,145,756
                                                                     -------------       --------------

                  Total current liabilities                              3,409,415            3,598,722

LONG-TERM OBLIGATIONS                                                   13,567,350           12,822,125

OBLIGATIONS UNDER CAPITAL LEASE                                            979,053            1,066,814

DEFERRED REVENUE                                                         1,735,864            1,830,788

COMMITMENTS AND CONTINGENCIES                                                   --                   --

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value
        shares authorized: 5,000,000; 200,000 designated
          as Series A convertible cumulative preferred stock
        shares issued and outstanding: 44,520
          (liquidation value - $445,200)                                       445                  445
    Common stock - $0.01 par value
        shares authorized: 30,000,000
        shares issued: 5,752,677
        shares outstanding: 5,737,717 and 5,751,877                         57,377               57,519
    Additional paid in capital                                          13,284,493           13,316,795
    Note receivable from sale of shares, net of valuation
        allowance of $5,551,856 and $5,362,804                          (1,660,962)          (1,660,962)
    Accumulated deficit                                                 (6,107,811)          (5,830,847)
                                                                     -------------       --------------

                  Total stockholders' equity                             5,573,542            5,882,950
                                                                     -------------       --------------

                  Total liabilities and stockholders' equity         $  25,265,224       $   25,201,399
                                                                     =============       ==============

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                           2000                 1999
                                                                      -------------       --------------
FOOD AND BEVERAGE REVENUE                                             $   7,036,668       $    6,493,030

COSTS AND EXPENSES
    Cost of food and beverages                                            2,024,458            1,891,113
    Operating expenses                                                    4,235,339            3,809,769
    General and administrative expenses                                     518,326              510,107
    Depreciation and amortization                                           346,271              297,996
                                                                      -------------       --------------

                  Total costs and expenses                                7,124,394            6,508,985
                                                                      -------------       --------------

LOSS FROM OPERATIONS                                                        (87,726)             (15,955)

OTHER INCOME (EXPENSE)
    Interest expense                                                       (310,263)            (330,347)
    Interest income                                                          38,042              130,168
    Other Income                                                             45,000                   --
    Gain on disposal of assets                                               48,000              156,635
                                                                      -------------       --------------

                  Total other expense                                      (179,221)             (43,544)
                                                                      -------------       --------------

                  Loss from continuing operations                          (266,947)             (59,499)

INCOME FROM DISCONTINUED OPERATIONS                                              --               70,800
                                                                      -------------       --------------

                  NET EARNINGS (LOSS)                                      (266,947)              11,301

DIVIDENDS ON PREFERRED STOCK                                                 10,017               10,017
                                                                      -------------       --------------

                  NET EARNINGS (LOSS) ON COMMON SHARES                $    (276,964)      $        1,284
                                                                      =============       ==============


NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                             $       (0.05) $             (0.01)
    Discontinued operations                                                      --                 0.01
                                                                      -------------       --------------

    Net earnings (loss)                                               $       (0.05) $              0.00
                                                                      =============       ==============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED                   5,747,841            5,742,586
                                                                      =============       ==============

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED NOVEMBER 30, 1999
         AND THE THREE MONTH PERIOD ENDED FEBRUARY 29, 2000 (UNAUDITED)

--------------------------------------------------------------------------------

                                    SERIES A                                       NOTE
                                   CONVERTIBLE                  ADDITIONAL       RECEIVABLE
                                    PREFERRED    COMMON          PAID-IN          SALE OF     ACCUMULATED
                                      STOCK      STOCK           CAPITAL           SHARES       DEFICIT             TOTAL
                                   ----------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1998        $   445     $  57,426        $13,299,467    $ (1,660,962)  $(6,262,487)       $5,433,889

Issuance of  10,091 shares of
  common stock                          --           101             19,403              --            --            19,504

Dividends paid - preferred stock        --            --                 --              --       (40,068)          (40,068)

Recognition of interest income
  on note receivable from sale
  of shares                             --            --            696,049        (696,049)           --                --

Increase in valuation allowance
  on note receivable from sale
  of shares                             --            --           (696,049)        696,049            --                --

Purchase of  800 shares of
  common stock                          --            (8)            (2,075)             --            --            (2,083)

Net earnings                            --            --                 --              --       471,708           471,708
                                   ----------------------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 1999           445        57,519         13,316,795      (1,660,962)   (5,830,847)        5,882,950


Issuance of 440 shares of common
  stock                                 --             4                990              --            --               994

Dividends paid - preferred stock        --            --                 --              --       (10,017)          (10,017)

Recognition of interest income
  on note receivable from sale
  of shares                             --            --            189,052        (189,052)           --                --

Increase in valuation
  allowance on note receivable
  from sale of shares                   --            --           (189,052)        189,052            --                --

Purchase of  14,600 shares of
  common stock                          --          (146)           (33,292)             --            --           (33,438)

Net loss                                --            --                 --              --      (266,947)         (266,947)
                                   ----------------------------------------------------------------------------------------

BALANCE AT FEBRUARY 29, 2000       $   445     $  57,377        $13,284,493    $ (1,660,962)  $(6,107,811)       $5,573,542
                                   ========================================================================================

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                           2000                 1999
                                                                      -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                               $    (266,947)      $       11,301
    Adjustments to reconcile net earnings (loss) to net
        cash used in operating activities
         Depreciation and amortization                                      346,271              297,996
         Compensation and fees paid by issuance of common stock                 994                   --
         Gain on disposal of assets                                         (48,000)                  --
         Decrease in cash value of life insurance                                --                9,656
         Decrease in deferred revenue                                       (94,924)             (66,841)
         (Increase) decrease in current assets                              (88,758)              18,774
         Decrease in current liabilities                                   (216,336)            (358,994)
         Decrease in net liabilities of discontinued operations                  --             (316,822)
                                                                      -------------       --------------

                Net cash used in operating activities                      (367,700)            (404,930)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                              (994,868)          (1,841,879)
    Payment for franchise agreement                                              --              (25,000)
    Proceeds from disposal of assets                                         84,000                   --
    Purchase of common stock                                                (33,438)                  --
                                                                      -------------       --------------

                Net cash used in investing activities                      (944,306)          (1,866,879)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term obligations                                   1,141,606            1,489,499
    Payment of financing costs                                                   --              (67,171)
    Principal payments on long-term obligations                            (378,350)             (96,037)
    Payments on obligations under capital lease                             (78,763)             (72,204)
    Preferred dividends paid                                                (10,017)             (10,017)
                                                                      -------------       --------------

                Net cash provided by financing activities                   674,476            1,244,070
                                                                      -------------       --------------

                Net decrease in cash                                       (637,530)          (1,027,739)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,578,914            2,109,358
                                                                      -------------       --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                             $     941,384       $    1,081,619
                                                                      =============       ==============

SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
    FOR THE THREE MONTH PERIODS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

--------------------------------------------------------------------------------

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           2000                1999
                                                                      -------------       --------------
Cash paid for interest expense                                        $     311,268       $      330,346
                                                                      =============       ==============

NOTE B - EARNINGS (LOSS) PER SHARE

         Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three months ended February 29, 2000 and February 28, 1999, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of conversion of preferred stock and exercise of stock options would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                              CONTINUING OPERATIONS

         Results of continuing operations for the three month periods ended February 29, 2000 and February 28, 1999 are summarized in the following table:

                                                                      Statement of Operations
                                            ----------------------------------------------------------------------------
                                                                     Three month periods ended
                                            ----------------------------------------------------------------------------
                                                         $ (000's)                              % of Revenue
                                            ------------------------------------     -----------------------------------
                                             February 29,         February 28,        February 29,        February 28,
                                                 2000                 1999                2000                1999
                                             --------------      ---------------     ---------------     ---------------
Food and beverage revenue                       $   7,037          $     6,493             100.0%               100.0%
Costs and expenses
    Cost of food and beverages                      2,025                1,891              28.8                 29.1
    Operating expenses                              4,236                3,810              60.2                 58.7
    General and administrative
        Restaurant operations                         324                  277               4.6                  4.3
        Corporate level expenses                      194                  233               2.7                  3.5
    Depreciation and amortization                     346                  298               4.9                  4.6
                                             --------------      ---------------     ---------------     ---------------

        Total costs and expenses                    7,125                6,509             101.2                100.2
                                             --------------      ---------------     ---------------     ---------------

Loss from operations                                  (88)                 (16)             (1.2)                (0.2)


Other income (expense)
    Interest expense                                 (310)                (330)             (4.4)                (5.1)
    Interest income                                    38                  130                .5                  2.0
    Other income                                       45                   --                .6                   --
    Gain on disposal of assets                         48                  157                .7                  2.4
                                             --------------      ---------------     ---------------     ---------------
        Total other expense                          (179)                 (43)             (2.6)                (0.7)
                                             --------------      ---------------     ---------------     ---------------


Loss from continuing operations                 $    (267)         $       (59)             (3.8%)               (0.9%)
                                             ==============      ===============     ===============     ===============

REVENUE

         Food and beverage revenue increased $544,000 or 8.4% for the three months ended February 29, 2000 compared to the same period of 1999. Revenues in 2000 include $907,000 from four new restaurants which have been open for less than one year, compared to $41,000 of revenue included in the three months ended February 28, 1999 from one new restaurant opened February 18, 1999. Food and beverage revenue on a per restaurant basis for restaurants in operation during both the three months ended February 29, 2000 and February 28, 1999 ("same store sales") are set forth in the following table:

                                                             Average Net Sales Per Restaurant Unit
                                                             -------------------------------------
                                                   2000             1999            Decrease            % Decrease
                                               -----------      -----------       -------------        ------------
Three months ended February 29                  $  251,915       $  256,618        $    4,703               1.8%

         The 1.8% decrease in same store sales for the three months ended February 29, 2000 compared to the same period of 1999 was primarily due to (i) a decrease in "late night" sales of $155,000 for the three months ended February 29, 2000 compared to the same period last year, due to the temporary closing time of 11:00 p.m. compared to a closing time of midnight during the prior year, and (ii) a decrease in same store customer count of 2.8%. Offsetting some of the sales decline was (i) an extra day of sales due to 29 days in February 2000 compared to 28 days in February 1999, and (ii) a 5.7% increase in average ticket price as a result of retail price increases of certain menu items. These price increases resulted in $167,000 of sales increases for the three months ended February 29, 2000 compared to the same period in the prior year. Sales during the first three months of 2000 continued to be negatively impacted by intense competition throughout the quick-service industry including price discounting and the use of toy promotions by some of the Company's primary competitors. The Company and Wendy's International have continued to resist engaging in deep price discounting, choosing instead to combat the low prices of its competitors with the "value menu" offerings and high quality, made-to-order products.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages as a percentage of food and beverage revenue was 28.8% for the three months ended February 29, 2000 compared to 29.1% for the three months ended February 28, 1999. The increased selling prices, discussed above, caused a 0.8 percentage point decrease in the cost of food and beverages as a percentage of revenue. This decrease was somewhat offset by product purchase price increases, which caused a 0.5 percentage point increase in cost of food as a percentage of sales. Significant product price changes were a 15.6% increase in beef for the three months ended February 29, 2000 compared to the same period in 1999, which was somewhat offset by a 13.6% decrease in the average cost of Frosty mix for the three months ended February 29, 2000 compared to the same period in 1999.

OPERATING EXPENSES

         Operating expenses increased 1.5 percentage points for the three months ended February 29, 2000 compared to the same period of 1999 (from 58.7% of revenue in 1999 to 60.2% of revenue in 2000). The increase was due primarily to increased labor and related costs. Payroll and related costs increased 2.1 percentage points from 34.0% of revenue ($2,211,000) for the first quarter of 1999 to 36.1% of revenue ($2,540,000) for the same period of 2000. Crew labor increased 1.7 percentage points of revenue from 17.2% of sales for the three months ended February 28, 1999 to 18.9% of sales for the same period of 2000. This 9.5% increase in crew labor was due primarily to (i) a 7.4% increase in the average hourly rate and (ii) the inability to reduce crew labor hours as sales fluctuate in accordance with minimum staffing levels as recommended by Wendy's International's guidelines. Training cost increases accounted for the majority of the remaining increase as they rose from 0.8% of revenue in the first quarter of 1999 compared to 1.2% of revenue in 2000. The increased training costs reflect costs due to recruiting and retention programs being implemented as part of management's increased focus in this area.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         General and administrative expenses increased $47,000 for the three months ended February 29, 2000 compared to the same period of 1999 (from $277,000 to $324,000). As a percentage of revenue, general and administrative expenses increased from 4.3% of revenue for the three months ended February 28, 1999 to 4.6% of revenue for the same period of 2000. The increase was primarily due to (i) an increase in administrative salaries due to new positions related to the Company's new restaurant growth as well as market driven pay increases, and (ii) an increase in recruiting costs resulting from the Company's new recruiting and retention programs which have been a management focus for the past six months. The Company is beginning to experience a reduction in managerial turnover as a result of these new programs.

         Corporate Level Expenses

         Corporate level expenses decreased $39,000, from $233,000 in the first quarter of 1999 to $194,000 for the same period of 2000. This 16% decrease was primarily due to reductions in (i) life insurance premium costs due to the sale of certain life insurance policies during the first quarter of 1999, (ii) the cost of business insurance resulting from a change in insurance carriers, and
(iii) public market expenses due to the production of certain investor publications in the first quarter of 1999, which was not repeated in the first quarter of 2000.

INTEREST EXPENSE

         Interest expense for the first quarter of 2000 and 1999 was $310,000 and $330,000, respectively. The reduction in interest expense was due to a $70,000 decrease in interest expense on the notes issued by the Company related to the notes receivable from the sale of hotel properties. The majority of these notes were retired during the later part of 1999. This decrease was somewhat offset by an increase of $50,000 in interest expense related to increased long-term debt incurred to construct new restaurants.

INTEREST INCOME

        Interest income decreased $92,000 for the first quarter of 2000 compared to the same period of 1999, from $130,000 to $38,000. The decrease in interest income was due to the reduction in the outstanding balance of the notes receivable from the sale of the hotel properties from $3,119,000 as of February 28, 1999 to $475,000 as of February 29, 2000.

GAIN ON DISPOSAL OF ASSETS

         The $48,000 gain on disposal of assets for the three months ended February 29, 2000 represented the excess of insurance proceeds over the net book value of fire damaged equipment. The Company recognized a gain on the sale of assets of $157,000 for the three months ended February 28, 1999 as a result of the sale of life insurance policies during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash and cash equivalents ("cash") decreased $637,530 from $1,578,914 as of November 30, 1999 to $941,384 as of February 29, 2000. The decrease in cash was the result of the following:

    Net cash used in operating activities                                     $  (367,700)
    Net cash used in investing activities                                        (944,306)
    Net cash provided by financing activities                                     674,476
                                                                              -----------

    Net decrease in cash                                                      $  (637,530)
                                                                              ===========

         Net cash used in operating activities decreased $37,000 (from $405,000 to $368,000) for the three months ended February 29, 2000 compared to the same period of 1999. The decrease was due to a decrease in net income of $278,000, offset primarily by the elimination of any impact from liabilities of discontinued operations during 2000 compared to a $317,000 reduction in liabilities of discontinued operations from November 30, 1998 to February 28, 1999.

         Net cash used in investing activities decreased $923,000 (from $1,867,000 to $944,000) for the three months ended February 29, 2000 compared to the three months ended February 28, 1999. The decrease in cash used by investing activities was primarily the result of an $847,000 reduction in the purchase of property and equipment during the first quarter of 2000 compared to the first quarter of 1999. During the three months ended February 29, 2000, the Company purchased $995,000 of property and equipment in connection with the development of new restaurants ($634,000), renovations on one restaurant due to fire damage ($166,000), and improvements to existing restaurants ($195,000). During the three months ended February 28, 1999 the Company purchased $1,842,000 of property and equipment primarily for the development of new restaurants. The Company purchased 14,600 common shares in market transactions during the quarter at a cost of $33,438. In August 1999, the Board authorized the purchase, from time to time, of up to 200,000 shares of Meritage's outstanding common stock at the prevailing market prices. In total, the Company has purchased 15,400 common shares.

         Net cash provided by financing activities decreased $570,000 (from $1,244,000 to $674,000) for the three months ended February 29, 2000 compared to the same period of 1999. The decrease in cash provided by financing activities was primarily the result of (i) a decrease of $348,000 in proceeds from new long term debt (which was incurred to finance new restaurant construction during both years), (ii) an increase of $237,000 in scheduled long-term debt payments, and
(iii) a $45,000 payment on a note payable related to the sale of a hotel property.

FINANCIAL CONDITION

         As of February 29, 2000, the Company's current liabilities exceeded its current assets by $1,458,000, compared to November 30, 1999 when current liabilities exceeded current assets by $1,099,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company's current liabilities exceeded its current assets by $659,000 as of February 29, 2000 and by $371,000 as of November 30, 1999. At these dates, the ratios of current assets to current liabilities were 0.57:1 and 0.69:1, respectively. The above discussion of cash flows for the three months ended February 29, 2000 explains the decrease in cash as well as the most significant reasons for the decrease in working capital.

         The cash flow management issues currently facing the Company can be broken down into three areas: (i) operations of the Wendy's restaurants, (ii) investment in new restaurants, and (iii) corporate level expenses.

         The Company utilized cash balances during the first quarter of fiscal 2000 to fund working capital needs resulting from (i) typical cash flow tightening which occurs during the first and lowest sales quarter of the year,
(ii) semi-annual property tax payments which are due in February, and (iii) working capital needs due to pre-opening expenses as well as those needs experienced in the newer restaurants as their start-up operating costs are higher than those of existing restaurants. The Company anticipates increasing the level of cash balances as well as funding capital improvements into existing restaurants during the upcoming fiscal quarters. The Company estimates capital expenditures for the next twelve months at its existing Wendy's restaurants to be approximately $500,000 for building improvements and furniture, fixtures and equipment purchases.

         The Company has invested approximately $1.4 million for two new restaurants that opened in December 1999 and March 2000. $1.3 million of this investment has been financed with mortgage and equipment financing. The 15 year mortgage has a fixed interest rate of 2.2% over similar term treasury rates and is amortized over a 20 year period. The seven year equipment notes have interest rates ranging from 8 - 9%.

         It is estimated that an investment of approximately $1,250,000 will be made for the real estate and equipment of a third Wendy's restaurant expected to open in June 2000. Additionally, the Company plans to open another six restaurants during the remainder of the fiscal year, expecting that it will own the real estate on half of these remaining restaurants and enter into operating leases on the others. The Company has received forward commitments to finance the new restaurant development at similar terms to those described above, and anticipates financing 90% of the cost of the real estate and equipment through the use of external financing.

         The Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's restaurants that may be utilized to fund corporate level expenses. The Company anticipates that the corporate level expenses will be funded primarily with cash flow from the Wendy's operations in accordance with the loan covenants, as well as from cash proceeds generated from non-operating activities. These activities include the sale of assets and investment interest income. However, there can no assurance that the Company will be able to realize non-operating proceeds either as to dollar amount or timing.

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

At February 29, 2000, the Company was in compliance with these covenants.

         In light of these operational and investment cash flow management challenges, the Company plans to meet its current obligations over the next twelve months by:

         o        Utilizing cash balances of approximately $1,000,000.

         o Using operating cash generated from existing Wendy's restaurants, which was in excess of $900,000 in fiscal 1999.

         o Finalizing a $4 million revolving line of credit. A proposal has been received for a 36 month revolving line of credit with a variable interest rate of 2.5% over 30 day Libor rates (currently approximately 8.6%).

         o Exploring the financing of certain of the planned capital expenditures and improvements as opposed to paying cash, specifically with respect to the planned renovations at existing Wendy's restaurants.

         o Exploring the financing of equipment packages for certain of the new restaurants as opposed to making a cash investment.

         o Reducing or deferring the capital expenditures described above.

There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

         A note receivable totaling $475,000 was assigned with recourse in October 1998. The note is currently in default and two months of interest payments are in arrears. The Company is exploring options on how best to collect the outstanding balance owed. To the extent this note is not paid by its maker, the Company would be obligated to make the payments to the assignee upon completion of its collection efforts. Collection efforts would include, but are not limited to, foreclosure and pursuing any deficiency. Although the Company believes that the collateral is sufficient to cover the remaining obligation on this note, there is no assurance that the Company would be able to effect such a realization when payments on the note would ultimately be due to the assignee, and no assurances that the amounts recovered would be sufficient to cover amounts due the assignee. In such circumstances, the Company would be required to secure necessary funds through borrowings or other means.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not Applicable.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 2, 2000, the Company issued 440 unregistered common shares to 44 Wendy's managers, supervisors and other key employees as a bonus for their dedicated service to the Company. No consideration was paid by the recipients. The source of the common shares issued to the employees was common shares that the Company purchased in market transactions in November 1999, and which were held in treasury. This issuance was exempt from registration under the Securities Act of 1933 since it did not involve a sale of stock. See Releases Nos. 33-6188 and 33-6281.

ITEM 5.  OTHER INFORMATION.

         The Company opened its 29th Wendy's restaurant during the first quarter. On December 16, 1999, the Company opened its first combination store that was developed in combination with Meijer, Inc., a major retail operator with more than 130 retail facilities throughout the Midwest. The combination store, located along Alpine Avenue outside of Grand Rapids, combines a 3,400 square foot full service Wendy's restaurant and drive-through operated by Meritage, with a 3,500 square foot Meijer convenience store and gas station facility. The new restaurants employs approximately 60 people.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit List.
                  ------------

Exhibit No.                        Description of Document
-----------       --------------------------------------------------------------

   27             Financial Data Schedule.

All Exhibits filed herewith.

         (b)      Reports on Form 8-K.
                  -------------------

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 10, 2000               MERITAGE HOSPITALITY GROUP INC.

                                     By       /s/  Robert E. Schermer, Jr.
                                         ---------------------------------------
                                         Robert E. Schermer, Jr.
                                         President and Chief Executive Officer

                                     By       /s/  Pauline M. Krywanski
                                         ---------------------------------------
                                         Pauline M. Krywanski
                                         Vice President and Treasurer
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description of Document
-----------       --------------------------------------------------------------

   27             Financial Data Schedule.

All Exhibits filed herewith.