Form 10-Q
period 2000-05-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2000-07-11
CIK 808219

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2000.

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

                                YES [X]   NO[ ]


As of July 10, 2000 there were 5,765,531 outstanding Common Shares, $.01 par value.


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



                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999. The results of operations for the three and six month periods ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 2000 AND NOVEMBER 30, 1999

--------------------------------------------------------------------------------

                                     ASSETS

                                                                   MAY 31,
                                                                    2000              NOVEMBER 30,
                                                                 (UNAUDITED)              1999
                                                                 -----------          ------------
CURRENT ASSETS
    Cash and cash equivalents                                    $ 1,229,953          $ 1,578,914
    Receivables                                                      146,315               81,239
    Notes receivable, current portion                                     --              475,000
    Inventories                                                      222,501              207,563
    Prepaid expenses and other current assets                         79,693              157,413
                                                                 -----------          -----------

                  Total current assets                             1,678,462            2,500,129

PROPERTY, PLANT AND EQUIPMENT, NET                                18,178,659           16,683,959

OTHER ASSETS
    Goodwill, net of amortization of $426,052 and
      $335,287, respectively                                       4,883,672            4,974,436
    Franchise costs, net of amortization of $52,587 and
      and $40,167, respectively                                      697,413              684,833
    Financing costs, net of amortization of $25,549 and
      $17,808, respectively                                          326,039              318,385
    Deferred charges and other assets                                 33,249               39,657
                                                                 -----------          -----------

                  Total other assets                               5,940,373            6,017,311
                                                                 -----------          -----------

                  Total assets                                   $25,797,494          $25,201,399
                                                                 ===========          ===========







SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                       MAY 31, 2000 AND NOVEMBER 30, 1999

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           MAY 31,
                                                                            2000               NOVEMBER 30,
                                                                         (UNAUDITED)               1999
                                                                         -----------           ------------
CURRENT LIABILITIES
    Current portion of long-term obligations                             $   484,366           $   874,051
    Current portion of obligations under capital lease                       345,899               328,236
    Trade accounts payable                                                 1,037,001             1,245,679
    Income taxes payable                                                       5,000                 5,000
    Accrued liabilities                                                    1,052,491             1,145,756
                                                                         -----------           -----------

                  Total current liabilities                                2,924,757             3,598,722

LONG-TERM OBLIGATIONS                                                     14,433,214            12,822,125

OBLIGATIONS UNDER CAPITAL LEASE                                              889,470             1,066,814

DEFERRED REVENUE                                                           1,990,510             1,830,788

COMMITMENTS AND CONTINGENCIES                                                     --                    --

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value
      shares authorized: 5,000,000; 200,000 designated
       as Series A convertible cumulative preferred stock
      shares issued and outstanding: 44,520
       (liquidation value - $445,200)                                            445                   445
    Common stock - $0.01 par value
      shares authorized: 30,000,000
      shares issued: 5,777,294 and 5,752,677, respectively
      shares outstanding: 5,762,334 and 5,751,877, respectively               57,623                57,519
    Additional paid in capital                                            13,339,747            13,316,795
    Note receivable from the sale of shares, net of valuation
      allowance of $5,740,908 and $5,362,804, respectively                (1,660,962)           (1,660,962)
    Accumulated deficit                                                   (6,177,310)           (5,830,847)
                                                                         -----------           -----------

                  Total stockholders' equity                               5,559,543             5,882,950
                                                                         -----------           -----------

                  Total liabilities and stockholders' equity             $25,797,494           $25,201,399
                                                                         ===========           ===========





SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIODS ENDED MAY 31,
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                        MAY 31,               MAY 31,
                                                                         2000                  1999
                                                                      -----------           -----------
FOOD AND BEVERAGE REVENUE                                             $15,367,557           $14,020,536

COSTS AND EXPENSES
    Cost of food and beverages                                          4,421,594             4,070,017
    Operating expenses                                                  9,077,049             8,194,421
    General and administrative expenses                                 1,010,334               846,511
    Depreciation and amortization                                         729,305               622,849
                                                                      -----------           -----------

                  Total costs and expenses                             15,238,282            13,733,798
                                                                      -----------           -----------

EARNINGS FROM OPERATIONS                                                  129,275               286,738

OTHER INCOME (EXPENSE)
    Interest expense                                                     (643,410)             (669,348)
    Interest income                                                        74,539               249,590
    Other income                                                           66,000                    --
    Gain on disposal of assets                                             47,167               297,227
                                                                      -----------           -----------

                  Total other expense                                    (455,704)             (122,531)
                                                                      -----------           -----------

                  Earnings (loss) from continuing operations             (326,429)              164,207

EARNINGS FROM DISCONTINUED OPERATIONS                                          --                70,800
                                                                      -----------           -----------

                  Net earnings (loss)                                    (326,429)              235,007

DIVIDENDS ON PREFERRED STOCK                                               20,034                20,034
                                                                      -----------           -----------

NET EARNINGS (LOSS) ON COMMON SHARES                                  $  (346,463)          $   214,973
                                                                      ===========           ===========

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                             $     (0.06)          $      0.03
    Discontinued operations                                                    --                  0.01
                                                                      -----------           -----------

                  Net earnings (loss)                                 $     (0.06)          $      0.04
                                                                      ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                             5,746,241             5,745,021
                                                                      ===========           ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                           5,746,241             5,943,546
                                                                      ===========           ===========




SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH PERIODS ENDED MAY 31,
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    MAY 31,              MAY 31,
                                                                     2000                 1999
                                                                  ----------           ----------
FOOD AND BEVERAGE REVENUE                                         $8,330,889           $7,527,506

COSTS AND EXPENSES
    Cost of food and beverages                                     2,397,136            2,178,904
    Operating expenses                                             4,841,710            4,384,652
    General and administrative expenses                              492,007              336,404
    Depreciation and amortization                                    383,034              324,853
                                                                  ----------           ----------

                  Total costs and expenses                         8,113,887            7,224,813
                                                                  ----------           ----------

EARNINGS FROM OPERATIONS                                             217,002              302,693

OTHER INCOME (EXPENSE)
    Interest expense                                                (333,147)            (339,001)
    Interest income                                                   36,497              119,422
    Other income                                                      21,000                   --
    Gain (loss) on disposal of assets                                   (834)             140,592
                                                                  ----------           ----------

                  Total other expense                               (276,484)             (78,987)
                                                                  ----------           ----------

                  Net earnings (loss)                                (59,482)             223,706

DIVIDENDS ON PREFERRED STOCK                                          10,017               10,017
                                                                  ----------           ----------

NET EARNINGS (LOSS) ON COMMON SHARES                              $  (69,499)          $  213,689
                                                                  ==========           ==========

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED          $    (0.01)          $     0.04
                                                                  ==========           ==========


WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        5,744,658            5,747,404
                                                                  ==========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                      5,744,658            5,900,365
                                                                  ==========           ==========






SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED NOVEMBER 30, 1999
             AND THE SIX MONTH PERIOD ENDED MAY 31, 2000 (UNAUDITED)

--------------------------------------------------------------------------------


                                     SERIES A                                       NOTE
                                   CONVERTIBLE                 ADDITIONAL        RECEIVABLE
                                    PREFERRED   COMMON          PAID-IN            SALE OF        ACCUMULATED
                                      STOCK      STOCK          CAPITAL            SHARES            DEFICIT           TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1998           $445      $57,426       $13,299,467       $(1,660,962)      $(6,262,487)      $5,433,889

Issuance of 10,091 shares of
  common stock                          --          101            19,403                --                --           19,504

Dividends paid - preferred stock        --           --                --                --           (40,068)         (40,068)

Recognition of interest income
  on note receivable from sale
  of shares                             --           --           696,049          (696,049)               --               --

Increase in valuation allowance
  on note receivable from sale
  of shares                             --           --          (696,049)          696,049                --               --

Purchase of 800 shares of
  common stock                          --           (8)           (2,075)               --                --
                                                                                                                        (2,083)

Net earnings                            --           --                --                --           471,708          471,708
                                      -----------------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1999           445       57,519        13,316,795        (1,660,962)       (5,830,847)       5,882,950

Issuance of 25,057 shares of
  common stock                          --          250            56,244                --                --           56,494

Dividends paid - preferred stock        --           --                --                --           (20,034)         (20,034)

Recognition of interest income
  on note receivable from sale
  of shares                             --           --           378,104          (378,104)               --               --

Increase in valuation allowance
  on note receivable from sale
  of shares                             --           --          (378,104)          378,104                --               --

Purchase of 14,600 shares of
   common stock                         --         (146)          (33,292)               --                --          (33,438)

Net loss                                --           --                --                --          (326,429)        (326,429)
                                      -----------------------------------------------------------------------------------------

BALANCE AT MAY 31, 2000               $445      $57,623       $13,339,747       $(1,660,962)      $(6,177,310)      $5,559,543
                                      =========================================================================================



SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIODS ENDED MAY 31,
                                   (UNAUDITED)

--------------------------------------------------------------------------------


                                                                            MAY 31,               MAY 31,
                                                                             2000                  1999
                                                                         -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                  $  (326,429)          $   235,007
    Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities
         Depreciation and amortization                                       729,305               622,849
         Compensation and fees paid by issuance of common stock               27,744                10,500
         Gain on disposal of assets                                          (47,167)             (297,227)
         Decrease in cash value of life insurance                                 --               222,903
         Increase (decrease) in deferred revenue                             159,722              (105,278)
         Increase in current assets                                           (2,294)              (47,695)
         Decrease in net liabilities of discontinued operations                   --              (396,790)
         (Decrease) increase in current liabilities                         (301,943)               17,028
                                                                         -----------           -----------

                Net cash provided by operating activities                    238,938               261,297

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                             (2,146,004)           (3,016,618)
    Payment for franchise agreement                                          (25,000)              (25,000)
    Proceeds from disposal of assets                                          86,500               200,000
    Collection on note receivable                                            475,000                53,110
    Purchase of common stock                                                 (33,438)                   --
                                                                         -----------           -----------

                Net cash used in investing activities                     (1,642,942)           (2,788,508)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term obligations                                    1,920,634             2,185,713
    Payment of financing costs                                               (15,396)              (68,106)
    Principal payments on long-term obligations                             (699,230)             (223,630)
    Payments on obligations under capital lease                             (159,681)             (143,305)
    Proceeds from issuance of stock                                           28,750                    --
    Preferred dividends paid                                                 (20,034)              (20,034)
                                                                         -----------           -----------

                Net cash provided by financing activities                  1,055,043             1,730,638
                                                                         -----------           -----------

                Net decrease in cash                                        (348,961)             (796,573)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            1,578,914             2,109,358
                                                                         -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 1,229,953           $ 1,312,785
                                                                         ===========           ===========




SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              FOR THE SIX MONTH PERIODS ENDED MAY 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        2000            1999
                                                                      --------        --------
Cash paid for interest, net of capitalized interest                   $641,895        $670,731
                                                                      ========        ========


NOTE B - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended May 31, 2000 and 1999:

                                                           THREE MONTHS ENDED MAY 31,                SIX MONTHS ENDED MAY 31,
                                                        -------------------------------          -------------------------------
                                                           2000                 1999                2000                 1999
                                                        ----------           ----------          ----------           ----------
Numerators
    Earnings (loss) from continuing
       operations                                       $  (59,482)          $  223,706          $ (326,429)          $  164,207
    Less preferred stock dividends                          10,017               10,017              20,034               20,034
                                                        ----------           ----------          ----------           ----------

    Earnings (loss) on common shares - basic               (69,499)             213,689            (346,463)             144,173

    Effect of dilutive securities
       Convertible preferred stock                              --               10,017                  --               20,034
       Stock options                                            --                   --                  --                   --
                                                        ----------           ----------          ----------           ----------

    Earnings (loss) on common shares - diluted          $  (69,499)          $  223,706          $ (346,463)          $  164,207
                                                        ==========           ==========          ==========           ==========

Denominators
    Weighted average common shares
       outstanding - basic                               5,744,658            5,747,404           5,746,241            5,745,021

    Effect of dilutive securities
       Convertible preferred stock                              --              130,557                  --              184,730
       Stock options                                            --               22,404                  --               13,795
                                                        ----------           ----------          ----------           ----------

    Weighted average common shares
       outstanding - diluted                             5,744,658            5,900,365           5,746,241            5,943,546
                                                        ==========           ==========          ==========           ==========

For the three and six months ended May 31, 2000, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of conversion of preferred stock and exercise of stock options would be antidilutive. For the three and six months ended May 31, 1999, exercisable stock options were not included in the computation of diluted earnings per share because the exercise of stock options would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Results of continuing operations for the three and six month periods ended May 31, 2000 and May 31, 1999 are summarized in the following tables:


                                                                         Statements of Operations
                                          ---------------------------------------------------------------------------------------
                                               Three month periods ended May 31,             Six month periods ended May 31,
                                          -----------------------------------------   -------------------------------------------
                                               $ (000's)            %  of Revenue          $ (000's)              %  of Revenue
                                          ------------------      -----------------   --------------------      -----------------
                                           2000       1999         2000       1999      2000        1999         2000       1999
                                          ------------------      -----------------   --------------------      -----------------
Food and beverage revenue                 $8,331     $7,528       100.0%     100.0%   $15,367     $14,021       100.0%     100.0%

Costs and expenses
     Cost of food and beverages            2,397      2,179        28.8       28.9      4,422       4,070        28.8       29.0
     Operating expenses                    4,842      4,385        58.1       58.3      9,077       8,194        59.1       58.4
     General and administrative
        Restaurant operations                285        245         3.4        3.3        609         550         4.0        4.0
        Corporate level expenses             207         91         2.5        1.2        401         297         2.6        2.1
     Depreciation and amortization           383        325         4.6        4.3        729         623         4.7        4.4
                                          -----------------       -----------------   -------------------       -----------------

        Total costs and expenses           8,114      7,225        97.4       96.0     15,238      13,734        99.2       97.9
                                          ------------------      -----------------   --------------------      -----------------

Earnings from operations                     217        303         2.6        4.0        129         287         0.8        2.1

Other income (expense)
     Interest expense                       (333)      (339)       (4.0)      (4.5)      (643)       (669)       (4.1)      (4.8)
     Interest income                          37        119         0.4        1.6         75         249         0.5        1.8
     Other income                             21         --         0.3       --           66          --         0.4       --
     Gain (loss) on disposal of assets        (1)       141        (0.0)       1.9         47         297         0.3        2.1
                                          -----------------       -----------------   -------------------       -----------------
     Total other expense                    (276)       (79)       (3.3)      (1.0)      (455)       (123)       (2.9)      (0.9)
                                          ------------------      -----------------   --------------------      -----------------

Earnings (loss) from
     continuing operations                $  (59)    $  224        (0.7)%      3.0%   $  (326)    $   164        (2.1)%      1.2%
                                          ==================      =================   ====================      =================



REVENUE

         Food and beverage revenue increased $803,000 or 10.7% for the three months ended May 31, 2000 compared to the same period of 1999. For the six months ended May 31, 2000 food and beverage revenue increased $1,346,000 or 9.6% compared to the same period of 1999. The increase in revenue was due primarily to sales from new restaurants. New restaurants contributed $835,000 and $1,701,000 in new sales for the three and six months ended May 31, 2000, respectively. Revenue for the second quarter was positively impacted by a net increase in sales of $173,000 from a restaurant that was closed for a portion of the second quarter of 1999 due to fire damage. Food and beverage revenue decreased for restaurants in operation during both the three and six months ended May 31, 2000 and 1999 ("same store sales") as set forth in the following table:

                                                     Average Net Sales Per Restaurant Unit
                                                     -------------------------------------

                                          2000              1999            Decrease        % Decrease
                                        --------          --------          --------        ----------
Three months ended May 31               $278,485          $286,385          $ 7,900            2.8%
Three months ended February 29           251,915           256,618            4,703            1.8%
                                        --------          --------          -------
Six months ended May 31                 $530,400          $543,003          $12,603            2.3%
                                        ========          ========          =======

         The decrease in same store sales was primarily attributable to decreased customer traffic of approximately 12% and 11% for the three and six months ended May 31, 2000, respectively, compared to the same periods of 1999. The following factors have had an impact on the decrease in customer traffic:
(i) temporary discontinuance of late night hours from December 1999 through March 2000, (ii) negative impact on "same-store" sales in certain market areas caused by the Company's new restaurant development, (iii) selective increased menu pricing, (iv) the scheduled discontinuance of participation in a discount card program, and (v) heavy price discounting and the use of toy promotions by some of the Company's primary competitors. The Company and Wendy's International have continued to resist engaging in deep price discounting, choosing instead to combat the low prices of its competitors with the "value menu" offerings and high quality, made-to-order products. Offsetting a majority of the decrease in sales volume were increased sales resulting from retail price increases and the continued trend of increased "combo" meal sales, which resulted in an increase in the average ticket amount of approximately 6% for both the three and six months ended May 31, 2000 compared to the same periods of 1999.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages as a percentage of food and beverage revenue was 28.8% for the three months ended May 31, 2000 compared to 28.9% for the three months ended May 31, 1999. Cost of food and beverages for the six months ended May 31, 2000 was 28.8% compared to 29.0% for the same period of 1999. The slight decrease in cost of food and beverages for the three and six months ended May 31, 2000 was the result of the combination of the following two factors (i) increased selling prices which caused a decrease in the cost of food and beverages as a percentage of revenue, which was somewhat offset by (ii) product cost increases and increased waste costs which caused an increase in the cost of food and beverages as a percentage of revenue. The primary reason for the increase in product costs was a 14% and 13% increase in beef prices, which is based on a Wendy's International purchase agreement, for the three and six months ended May 31, 2000, respectively, compared to the same periods in 1999. Cost of food and beverages percentages of 28.8% for the three and six months ended May 31, 2000 are in line with the Company's and Wendy's International's guidelines.

OPERATING EXPENSES

         Operating expenses as a percentage of revenue decreased .2 percentage points for the three months ended May 31, 2000 compared to the same period of 1999 (from 58.3% to 58.1%). For the six months ended May 31, 2000, operating expenses increased .7 percentage points (from 58.4% of revenue in 1999 to 59.1% in 2000). The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                                 Three months ended May 31,              Six months ended May 31,
                                             --------------------------------        --------------------------------
                                                                    Increase                                Increase
                                             2000        1999      (Decrease)        2000        1999      (Decrease)
                                             ----        ----      ----------        ----        ----      ----------
   As a percentage of revenue:
       Labor and related costs               34.7        32.9          1.8           35.3        33.4         1.9
       Occupancy expenses                     8.4         9.2         (0.8)           8.8         9.4        (0.6)
       Advertising expense                    4.6         5.3         (0.7)           4.6         4.9        (0.3)

         The increase in labor and related costs was primarily the result of an increase in average hourly rate of 6.5% and 6.9%, respectively, for the three and six months ended May 31, 2000 compared to the same periods in the prior year. The decrease in occupancy expense for the three and six months ended May 31, 2000 compared to the same periods in 1999, was due to an increase in the number of restaurants owned by the Company compared to those rented, thereby resulting in a shift from occupancy expense (rent expense) to depreciation and interest expense. The decrease in advertising expense for the three and six months ended May 31, 2000 compared to the same periods in 1999 was due to an increase in the recognition of marketing funds provided by the Company's beverage supplier.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         General and administrative expenses for the restaurant operations increased $40,000 for the three months ended May 31, 2000 compared to the same period of 1999 (from $245,000 to $285,000), from 3.3% of revenue to 3.4% of revenue. For the six months ended May 31, 2000, general and administrative expenses increased $59,000 (from $550,000 to $609,000) compared to the same period in the prior year, and represented 4.0% of revenue for both six month periods. The increase in general and administrative expenses for the three and six months ended May 31, 2000 was primarily the result of increased labor costs related to new restaurants, specifically additional supervisory and marketing personnel.

         Corporate Level Expenses

         General and administrative expenses for corporate level expenses increased $116,000 (from $91,000 to $207,000), from 1.2% of revenue to 2.5% of revenue for the three months ended May 31, 2000 compared to the same period of 1999. For the six months ended May 31, 2000, general and administrative expenses increased approximately $104,000 (from $297,000 to $401,000), from 2.1% of revenue to 2.6% of revenue compared to the same period in the prior year. The increase for both the three and six month periods ended May 31, 2000 was primarily due to a non-recurring reduction in legal expense of $192,000 in 1999 resulting primarily from the receipt of insurance proceeds to cover legal fees incurred in previous litigation. This was partially offset by decreased business insurance premiums due primarily to a change in carriers and a decrease in executive incentive compensation expense.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $58,000 for the three months ended May 31, 2000 compared to the same period of 1999 (from $325,000 to $383,000). For the six months ended May 31, 2000, depreciation and amortization expense increased $106,000 (from $623,000 to $729,000) compared to the same period of 1999. The increase in depreciation and amortization expense for the three and six months ended May 31, 2000 was attributable to depreciation expense related to new restaurants.

INTEREST EXPENSE

         Interest expense for the second quarter of 2000 and 1999 was $333,000 and $339,000, respectively. Interest expense for the six month period ended May 31, 2000 and 1999 was $643,000 and $669,000, respectively. The reduction in interest expense was due to a $70,000 and $134,000 decrease in interest expense for the three and six months ended May 31, 2000, respectively, related to the notes payable issued by the Company in connection with the notes receivable from the sale of hotel properties. The majority of these notes were retired during the latter part of 1999, and the entire amount was retired in April 2000. This decrease was somewhat offset by a net increase of $55,000 and $104,000 for the three and six months ended May 31, 2000, respectively, in interest expense related to increased long-term debt incurred to construct new restaurants. Nearly all of the Company's long-term debt is at fixed interest rates.

INTEREST INCOME

         Interest income decreased $82,000 for the second quarter of fiscal 2000 (from $119,000 in 1999 to $37,000 in 2000), and $174,000 for the six months ended May 31, 2000 (from $249,000 in 1999 to $75,000 in 2000). Interest income in fiscal 1999 was primarily earned on the notes receivable obtained in the sale of hotel properties, which were paid in full in August 1999 and April 2000, resulting in a significant decrease in interest income for both the three and six months ended May 31, 2000.

OTHER INCOME

         Other income of $21,000 for the three months ended May 31, 2000 represented insurance proceeds related to a loss from storm damage incurred during 1998, which loss had previously been written off. Other income of $66,000 for the six months ended May 31, 2000 also included $45,000 of income related to the extension of a note receivable related to the prior sale of one of the Company's hotel properties.

GAIN (LOSS) ON DISPOSAL OF ASSETS

         A loss of $1,000 was recognized for the three months ended May 31, 2000 compared to a gain of $141,000 for the three months ended May 31,1999. The loss in the second quarter of 2000 resulted from the sale of a vehicle compared to the gain in the second quarter of 1999 from the sale of life insurance policies and the excess of insurance proceeds over the net book value of fire damaged equipment. A gain of $47,000 was recognized for the six months ended May 31, 2000 compared to a gain of $297,000 recognized for the six months ended May 31, 1999. The gain for the six months ended May 31, 2000 was primarily due to the excess of insurance proceeds over the net book value of fire damaged equipment compared to the gain in 1999 from both the sale of life insurance policies ($200,000) and from the excess of insurance proceeds over the net book value of fire damaged equipment ($97,000).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash and cash equivalents ("cash") decreased $349,000, from $1,579,000 as of November 30, 1999, to $1,230,000 as of May 31, 2000. The decrease in cash was the result of the following:

         Net cash provided by operating activities                              $   239,000
         Net cash used in investing activities                                   (1,643,000)
         Net cash provided by financing activities                                1,055,000
                                                                                -----------

         Net decrease in cash                                                   $  (349,000)
                                                                                ===========

         Net cash provided by operating activities decreased $22,000 for the six months ended May 31, 2000 compared to the same period of 1999. This decrease was primarily due to a $455,000 decrease in net earnings before depreciation expense, which was offset primarily by (i) an increase in deferred revenue ($265,000) due to the timing of receipt of marketing funds from the Company's beverage supplier, and (ii) a decrease in cash paid to satisfy current liabilities of both continuing and discontinued operations ($78,000).

         Net cash used in investing activities decreased $1,146,000 for the six months ended May 31, 2000 compared to the same period of 1999. The decrease was primarily the result of an $871,000 reduction in the purchase of property and equipment during the first six months of fiscal 2000 compared to the first six months of fiscal 1999. During the six months ended May 31, 2000, the Company purchased $2,146,000 of property and equipment in connection with (i) the development of new restaurants ($1,715,000), (ii) renovations on one restaurant due to fire damage ($185,000), and (iii) improvements to existing restaurants ($246,000). Additionally, $475,000 was collected on the note receivable during fiscal 2000 further reducing the net cash used in investing activities. During the first quarter of 2000, the Company purchased 14,600 common shares in market transactions at a cost of $33,438. In August 1999, the Board authorized the purchase, from time to time, of up to 200,000 shares of Meritage's outstanding common stock at the prevailing market prices. In total, the Company has purchased 15,400 common shares.

         Net cash provided by financing activities decreased $676,000 for the six months ended May 31, 2000 compared to the same period of 1999. The decrease is primarily the result of the payoff of the note payable related to the sale of a hotel property. The decrease in net cash provided by financing activities was further impacted by a reduction of $265,000 (from $2,186,000 in 1999 to $1,921,000 in 2000) in proceeds from long-term debt, which was incurred to finance new restaurant construction during both years.

FINANCIAL CONDITION

         As of May 31, 2000, the Company's current liabilities exceeded its current assets by $1,246,000, compared to November 30, 1999 when current liabilities exceeded current assets by $1,099,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company's current liabilities exceeded its current assets by $416,000 as of May 31, 2000 and by $371,000 as of November 30, 1999. As of May 31, 2000 and November 30, 1999, the ratios of current assets to current liabilities were 0.57:1 and 0.69:1, respectively. The above discussion of cash flows for the six months ended May 31, 2000 explains the decrease in cash as well as the most significant reasons for the decrease in working capital.

         The cash management issues currently facing the Company can be described in three areas: (i) operations of the Wendy's restaurants, (ii) investment in new Wendy's restaurants, and (iii) continued control of corporate level expenses.

         The Company continued to utilize cash during the second quarter of fiscal 2000 to fund pre-opening expenses at new restaurants as well as higher than normal operating costs during the early months of new store operation compared to those of mature restaurants. Operating cash flow for the first six months of fiscal 2000 has been less than anticipated, and less than has been experienced in the past, due to (i) the continued increase in the cost of labor at higher than anticipated rates because of a tight labor market and

(ii) increased product costs due primarily to significant increases in beef prices. The Company anticipates increasing the level of cash balances as well as funding capital improvements at existing restaurants during the remainder of the fiscal year. The Company estimates capital expenditures for the next twelve months at its existing Wendy's restaurants to be approximately $500,000 for building improvements and furniture, fixtures and equipment purchases.

         The Company has invested approximately $3.2 million for the development of three new restaurants that opened in December 1999, March 2000 and June 2000, and land for a fourth new restaurant. $2.8 million of this investment has been financed with mortgage and equipment financing. The 15 year mortgages have fixed interest rates of 2.2% over ten year treasury rates (approximately 8.3% based on current interest rates) and are amortized over 20 years. The seven year equipment notes have interest rates ranging from 8.25% to 9.25%.

         The Company has entered into a financing agreement to provide approximately $1.35 million for the real estate and equipment of the fourth new Wendy's restaurant to open in the fall of 2000, for which land was purchased on June 1, 2000. The Company plans to open up to three additional restaurants during the remainder of the fiscal year. The Company has entered into numerous contracts to acquire real estate for new restaurants that will be owned by the Company, and operating leases covering restaurants that will be leased. The Company has received forward commitments to finance the new restaurant development at similar terms to those described above, and anticipates financing 90% of the cost of the real estate and equipment through the use of external financing.

         The Company anticipates closing two restaurants during the fourth quarter of this fiscal year due to the planned opening of new Wendy's restaurants in the same trade areas. One restaurant is leased and will be closed at the end of its lease term. The furniture, fixtures and equipment of this restaurant were written down to net realizable value in the fourth quarter of 1999. The second restaurant is owned by the Company and is currently listed for sale. It is anticipated that this unit can be sold for a price near the outstanding mortgage loan balance ($724,000 as of May 31, 2000). The property and equipment of this restaurant had a net book value of approximately $680,000 as of May 31, 2000. In the event this unit is not sold prior to the closing of the restaurant, or if it is sold for less than its related outstanding debt, the Company would have to fund any debt service shortfall and other occupancy related costs out of current operating funds.

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

         At May 31, 2000, the Company was in compliance with these covenants. The FCCR covenants require that the Company (as a whole) meet the ratio requirement, and that 80% of the individual subject restaurants meet the requirement. At May 31, 2000, the Company, and eleven of thirteen (or 85%) of the subject individual restaurants, met the FCCR requirement. The Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's operation that may be utilized to fund corporate level expenses. The Company anticipates that the corporate level expenses will be funded primarily with cash flow from the Wendy's operations in accordance with the loan covenants, as well as from cash proceeds generated from non-operating activities. However, there can no assurance that the Company will be able to realize non-operating proceeds either as to dollar amount or timing. Approximately $66,000 of such non-operating proceeds were received during the first six months of the year.

         A Wendy's International related restaurant financing program also requires that the Company meet an additional loan covenant effective November 30, 2000, which is described as follows:

     o Leverage Ratio (Funded Debt : Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0 : 1.

         In light of these operational and investment cash management issues, the Company plans to meet its current obligations over the next twelve months by:

     o    Utilizing cash balances of approximately $1,000,000.

     o Using operating cash generated from existing Wendy's restaurants, which was in excess of $900,000 in fiscal 1999.

     o Finalizing a $3.5 million revolving line of credit. A proposal has been received for a 36 month revolving line of credit with a variable interest rate of 2.5% over 30 day LIBOR rates (currently approximately 9.2%).

     o Exploring the financing of certain capital expenditures at existing Wendy's restaurants.

     o Participating in vendor financing programs for capital expenditures required under the Service Excellence program.

     o Exploring the use of equipment financing for certain of the Company's new restaurants.

     o Evaluating the timing of investing in the capital expenditures described above.

         There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

INFLATION AND CHANGING PRICES

         As discussed above, the Company has been affected by increased payroll costs due to a tight labor market and its effect on the availability and cost of management and hourly employees along with increased product purchase costs (primarily beef costs). Increases in labor costs, along with periodic increases in food and other operating expenses, are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The legal proceedings brought against the Company in January 2000 by the owners of six condominium units at the Grand Harbor Yacht Club (T.E. Beckering Enterprises et al. v. GHYC Inc. et al., Ottawa County (Michigan) Circuit Court) was voluntarily dismissed on May 25, 2000. The Company sold all its interest in the Grand Harbor Yacht Club in June 1998. The Company assumed no liability and paid no damages in this matter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On May 16, 2000, the Company issued 20,000 unregistered common shares to CTC, Inc. and its affiliate as compensation under its agreement with the Company to perform investor relations services. This issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The 2000 Annual Meeting of Shareholders was held at the Peninsular Club, 120 Ottawa N.W., Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 16, 2000, in accordance with the Company's Bylaws. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 14, 2000. 5,079,317 Common Shares were present in person or by proxy at the meeting, representing 88.5% of the total shares outstanding.

         The shareholders elected the following six members to the Company's Board of Directors to serve until the 2000 Annual Meeting: James P. Bishop (4,893,270 shares in favor), Christopher P. Hendy (4,893,270 shares in favor), Joseph L. Maggini (4,893,270 shares in favor), Jerry L. Ruyan (4,893,270 shares in favor), Robert E. Schermer, Sr. (4,857,220 shares in favor) and Robert E. Schermer, Jr. (4,893,270 shares in favor). Each director received at least 95.6% of the total shares voted.

         The shareholders approved an amendment to the Articles of Incorporation to repeal Article VII which allowed shareholder action by written consent. The following are the results of the shares that voted: In Favor: 3,598,546;
Opposed: 434,634; Abstentions: 32,813; Broker Non-Votes: 1,013,324.

         The shareholders also approved an amendment to the Articles of Incorporation to enact Article IX concerning limitations on the personal liability of directors. The following are the results of the shares that voted:
In Favor: 4,630,691; Opposed: 408,828; Abstentions: 39,798; Broker Non-Votes: 0.

         The shareholders also approved an amendment to the Articles of Incorporation to enact Article X providing that shareholders can remove directors only for cause. The following are the results of the shares that voted: In Favor: 3,412,887; Opposed: 627,347; Abstentions: 25,759; Broker Non-Votes: 1,013,324.

         The shareholders also ratified the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending November 30, 2000. The following are the results of the shares that voted: In Favor: 4,917,515; Opposed: 136,531; Abstentions: 25,271.

ITEM 5. OTHER INFORMATION.

         On May 16, 2000, the Board of Directors appointed the following officers of the Company: Robert E. Schermer, Jr. - President and Chief Executive Officer; Ray E. Quada - Senior Vice President and Chief Operating Officer, Pauline M. Krywanski - Vice President, Treasurer and Chief Financial Officer; and James R. Saalfeld - Vice President, General Counsel and Secretary. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, and Compensation Committees as standing committees of the Board of Directors.

         As reported in Part II, Item 4, on May 16, 2000, the Company's shareholders approved amendments to the Company's Articles of Incorporation. These Amendments to the Articles of Incorporation were filed with the Michigan Department of Consumer & Industry Services Corporation, Securities & Land Development Bureau. That same day, the Company's Board of Directors adopted Restated Articles of Incorporation for the Company. These Restated Articles of Incorporation only restate and integrate, and do not further amend, the provisions of the Company's Articles of Incorporation. The Restated Articles of Incorporation were filed with the Michigan Department of Consumer & Industry Services Corporation, Securities & Land Development Bureau.

         On May 16, 2000, the Board of Directors approved amendments to the Company's Bylaws to (i) reconcile provisions of the Bylaws with the newly adopted amendments to the Articles of Incorporation that were approved by the shareholders earlier in the day, and (ii) conform certain provisions with current laws or current practices of the Board of Directors.

         Chairman of the Board, Robert E. Schermer, Sr., is currently the beneficial owner of approximately 9% of the voting power of the Company's outstanding common shares. Mr. Schermer, Sr. is considering purchases of additional stock, privately or in the market, that would increase his total ownership beyond 10% of the voting power of the Company's outstanding voting common shares. The Board of Directors does not intend that Chapter 7A of the Michigan Business Corporation Act (re: business combinations) apply to Mr. Schermer, Sr., or his identified or unidentified existing or future affiliates. Therefore, on May 16, 2000, the Board adopted a resolution, in accordance with the Michigan Business Corporation Act, that the provisions of Chapter 7A shall not apply to any present or future business combination with Mr. Schermer, Sr. or his identified or unidentified existing or future affiliates.

         The Company opened its 30th Wendy's restaurant during the second fiscal quarter. The new restaurant is located at the intersection of M-37 and M-82 in Newaygo, Michigan. The 3,400 square feet restaurant employs approximately 50 people.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibit List.
               ------------

Exhibit No.                      Description of Document
-----------    --------------------------------------------------------------

   3.1 Amended and Restated Articles of Incorporation for Meritage Hospitality Group Inc.

   3.2         Amended and Restated Bylaws of Meritage Hospitality Group Inc.

   27          Financial Data Schedule.

All Exhibits filed herewith.
----------------------------

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


Dated:  July 11, 2000                   MERITAGE HOSPITALITY GROUP INC.



                                        By /s/ Robert E. Schermer, Jr.
                                           -------------------------------------
                                           Robert E. Schermer, Jr.
                                           President and Chief Executive Officer


                                        By /s/ Pauline M. Krywanski
                                           -------------------------------------
                                           Pauline M. Krywanski
                                           Vice President and Treasurer
                                             (Chief Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                      Description of Document
-----------    --------------------------------------------------------------

   3.1 Amended and Restated Articles of Incorporation for Meritage Hospitality Group Inc.

   3.2         Amended and Restated Bylaws of Meritage Hospitality Group Inc.

   27          Financial Data Schedule.


All Exhibits filed herewith.