Form 10-Q
period 2000-08-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2000-10-11
CIK 808219

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2000.

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

                                 YES [X] NO [ ]

As of October 9, 2000 there were 4,388,217 outstanding Common Shares, $.01 par value.

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


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999. The results of operations for the three and nine month periods ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      AUGUST 31, 2000 AND NOVEMBER 30, 1999

--------------------------------------------------------------------------------

                                     ASSETS

                                                                         AUGUST 31,
                                                                            2000             NOVEMBER 30,
                                                                        (UNAUDITED)              1999
                                                                        -----------          ------------
CURRENT ASSETS
    Cash and cash equivalents                                           $ 1,045,882          $ 1,578,914
    Receivables                                                              85,282               81,239
    Notes receivable, current portion                                           -                475,000
    Inventories                                                             209,192              207,563
    Prepaid expenses and other current assets                               177,110              157,413
                                                                        -----------          -----------

                  Total current assets                                    1,517,466            2,500,129

PROPERTY, PLANT AND EQUIPMENT, NET                                       19,469,993           16,683,959

OTHER ASSETS
    Goodwill, net of amortization of $471,434 and
      $335,287, respectively                                              4,838,289            4,974,436
    Franchise fees, net of amortization of  $58,756
      and $40,167, respectively                                             716,244              684,833
    Financing costs, net of amortization of $33,147 and
      and $17,808, respectively                                             366,911              318,385
    Other assets                                                             82,576               39,657
                                                                        -----------          -----------

                  Total other assets                                      6,004,020            6,017,311
                                                                        -----------          -----------

                  Total assets                                          $26,991,479          $25,201,399
                                                                        ===========          ===========

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                      AUGUST 31, 2000 AND NOVEMBER 30, 1999

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         AUGUST 31,
                                                                            2000             NOVEMBER 30,
                                                                        (UNAUDITED)              1999
                                                                        -----------          ------------
CURRENT LIABILITIES
    Current portion of long-term obligations                            $   529,455          $   874,051
    Current portion of obligations under capital lease                      355,492              328,236
    Trade accounts payable                                                1,317,891            1,245,679
    Income taxes payable                                                         --                5,000
    Accrued liabilities                                                   1,245,049            1,145,756
                                                                        -----------          -----------
                            Total current liabilities                     3,447,887            3,598,722

LONG-TERM OBLIGATIONS                                                    15,519,809           12,822,125

OBLIGATIONS UNDER CAPITAL LEASE                                             796,739            1,066,814

DEFERRED REVENUE                                                          1,876,940            1,830,788

COMMITMENTS AND CONTINGENCIES                                                    --                   --

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value
      shares authorized: 5,000,000; 200,000 designated
       as Series A convertible cumulative preferred stock
      shares issued and outstanding: 42,020 and 44,520, respectively
       (liquidation value - $420,200 and $445,200, respectively)                420                  445
    Common stock - $0.01 par value
      shares authorized: 30,000,000
      shares issued: 5,793,825 and 5,752,677, respectively
      shares outstanding: 5,778,865 and 5,751,877, respectively              57,788               57,519
    Additional paid in capital                                           13,346,604           13,316,795
    Note receivable from the sale of shares, net of valuation
      allowance of $5,929,961 and $5,362,804, respectively               (1,660,962)          (1,660,962)
    Accumulated deficit                                                  (6,393,746)          (5,830,847)
                                                                        -----------          -----------

                  Total stockholders' equity                              5,350,104            5,882,950
                                                                        -----------          -----------

                  Total liabilities and stockholders' equity            $26,991,479          $25,201,399
                                                                        ===========          ===========

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTH PERIODS ENDED AUGUST 31,
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            2000                 1999
                                                                        -----------          -----------
FOOD AND BEVERAGE REVENUE                                               $24,201,286          $22,003,792

COSTS AND EXPENSES
    Cost of food and beverages                                            7,065,037            6,357,974
    Operating expenses                                                   14,359,773           12,720,471
    General and administrative expenses                                   1,484,533            1,304,856
    Depreciation and amortization                                         1,139,808              952,987
                                                                        -----------          -----------

                  Total costs and expenses                               24,049,151           21,336,288
                                                                        -----------          -----------

EARNINGS FROM OPERATIONS                                                    152,135              667,504

OTHER INCOME (EXPENSE)
    Interest expense                                                       (983,337)          (1,006,170)
    Interest income                                                          86,811              354,392
    Other income                                                             66,000                   --
    Gain on disposal of assets                                              142,167              297,227
                                                                        -----------          -----------

                  Total other expense                                      (688,359)            (354,551)
                                                                        -----------          -----------

                  Earnings (loss) from continuing operations               (536,224)             312,953

EARNINGS FROM DISCONTINUED OPERATIONS                                            --               70,800
                                                                        -----------          -----------

                  Net earnings (loss)                                      (536,224)             383,753

DIVIDENDS ON PREFERRED STOCK                                                 26,675               30,051
                                                                        -----------          -----------

NET EARNINGS (LOSS) ON COMMON SHARES                                    $  (562,899)         $   353,702
                                                                        ===========          ===========

NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED
    Continuing operations                                               $     (0.10)         $      0.05
    Discontinued operations                                                      --                 0.01
                                                                        -----------          -----------

                  Net earnings (loss)                                   $     (0.10)         $      0.06
                                                                        ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                               5,754,089            5,746,905
                                                                        ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                             5,754,089            5,767,049
                                                                        ===========          ===========

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTH PERIODS ENDED AUGUST 31,
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            2000                 1999
                                                                         ----------           ----------
FOOD AND BEVERAGE REVENUE                                                $8,833,729           $7,983,256

COSTS AND EXPENSES
    Cost of food and beverages                                            2,643,443            2,287,957
    Operating expenses                                                    5,282,724            4,526,050
    General and administrative expenses                                     474,199              458,345
    Depreciation and amortization                                           410,503              330,138
                                                                         ----------           ----------

                  Total costs and expenses                                8,810,869            7,602,490
                                                                         ----------           ----------

EARNINGS FROM OPERATIONS                                                     22,860              380,766

OTHER INCOME (EXPENSE)
    Interest expense                                                       (339,927)            (336,822)
    Interest income                                                          12,272              104,802
    Gain on disposal of assets                                               95,000                   --
                                                                         ----------           ----------

                  Total other expense                                      (232,655)            (232,020)
                                                                         ----------           ----------

                  Net earnings (loss)                                      (209,795)             148,746

DIVIDENDS ON PREFERRED STOCK                                                  6,641               10,017
                                                                         ----------           ----------

NET EARNINGS (LOSS) ON COMMON SHARES                                     $ (216,436)          $  138,729
                                                                         ==========           ==========


NET EARNINGS (LOSS) PER COMMON SHARE - BASIC AND DILUTED                 $    (0.04)          $     0.02
                                                                         ==========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                               5,769,699            5,750,631
                                                                         ==========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                             5,769,699            5,796,223
                                                                         ==========           ==========

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED NOVEMBER 30, 1999
           AND THE NINE MONTH PERIOD ENDED AUGUST 31, 2000 (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
                                        SERIES A                                 NOTE
                                      CONVERTIBLE               ADDITIONAL    RECEIVABLE
                                       PREFERRED    COMMON       PAID-IN        SALE OF     ACCUMULATED
                                         STOCK       STOCK       CAPITAL        SHARES        DEFICIT           TOTAL
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 1, 1998              $445      $57,426     $13,299,467   $(1,660,962)   $(6,262,487)     $5,433,889

Issuance of 10,091 shares of
  common stock                             --          101          19,403            --             --          19,504

Dividends paid - preferred stock           --           --              --            --        (40,068)        (40,068)

Recognition of interest income on
  note receivable from sale of shares      --           --         696,049      (696,049)            --              --

Increase in valuation allowance on
  note receivable from sale of shares      --           --        (696,049)      696,049             --              --

Purchase of 800 shares of
  common stock                             --           (8)         (2,075)           --             --          (2,083)

Net earnings                               --           --              --            --        471,708         471,708
                                         --------------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 1999              445       57,519      13,316,795    (1,660,962)    (5,830,847)      5,882,950

Issuance of 28,254 shares of
  common stock                             --          282          63,209            --             --          63,491

Conversion of 2,500 shares of
   preferred stock for 13,334
   shares of common stock                 (25)         133            (108)           --             --              --

Dividends paid - preferred stock           --           --              --            --        (26,675)        (26,675)

Recognition of interest income on
 note receivable from sale of shares       --           --         567,156      (567,156)            --              --

Increase in valuation allowance on
 note receivable from sale of shares       --           --        (567,156)      567,156             --              --

 Purchase of 14,600 shares of
   common stock                            --         (146)        (33,292)           --             --         (33,438)

Net loss                                   --           --              --            --       (536,224)       (536,224)
                                         --------------------------------------------------------------------------------


BALANCE AT AUGUST 31, 2000               $420      $57,788     $13,346,604   $(1,660,962)   $(6,393,746)     $5,350,104
                                         ================================================================================

SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTH PERIODS ENDED AUGUST 31,
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            2000                1999
                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                 $  (536,224)         $   383,753
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities
         Depreciation and amortization                                    1,139,808              952,987
         Compensation and fees paid by issuance of common stock              63,491               15,505
         Gain on disposal of assets                                        (142,167)            (297,227)
         Decrease in cash value of life insurance                               -                199,960
         Increase (decrease) in deferred revenue                             46,152             (220,257)
         (Increase) decrease in current assets                              (25,369)            (162,252)
         Decrease in net liabilities of discontinued operations                 -               (416,308)
         Increase (decrease) in current liabilities                         166,505             (344,814)
                                                                        -----------          -----------

                Net cash provided by operating activities                   712,196              111,347

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                            (3,879,819)          (4,007,301)
    Payment for franchise agreements                                        (50,000)             (50,000)
    Proceeds from disposal of assets                                        276,500              200,000
    Collection on notes receivable                                          475,000            2,744,617
    Purchase of common stock                                                (33,438)                  --
    (Increase) decrease in other assets                                     (53,200)              22,947
                                                                        -----------          -----------

                Net cash used in investing activities                    (3,264,957)          (1,089,737)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term obligations                                   3,181,887            2,972,422
    Payment of financing costs                                              (63,865)             (68,106)
    Principal payments on long-term obligations                            (353,799)          (1,151,304)
    Payments on obligations under capital lease                            (242,819)            (217,918)
    Payments on notes payable                                              (475,000)          (1,100,000)
    Preferred dividends paid                                                (26,675)             (30,051)
                                                                        -----------          -----------

                Net cash provided by financing activities                 2,019,729              405,043
                                                                        -----------          -----------

                Net decrease in cash                                       (533,032)            (573,347)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,578,914            2,109,358
                                                                        -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                               $ 1,045,882          $ 1,536,011
                                                                        ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION - SEE NOTE A


SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
            FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - SUPPLEMENTAL CASH FLOW INFORMATION
                                                        2000           1999
                                                      --------      ----------
Cash paid for interest expense                        $986,441      $1,099,534

Cash paid for income taxes                            $  5,736      $   45,000

NOTE B - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended August 31, 2000 and 1999:

                                                    THREE MONTHS ENDED AUGUST 31,        NINE MONTHS ENDED AUGUST 31,
                                                    -----------------------------        ----------------------------

                                                       2000               1999              2000              1999
                                                    ----------         ----------        ----------        ----------
Numerators
    Earnings (loss) from continuing operations      $ (209,795)        $  148,746        $ (536,224)       $  312,953
    Less preferred stock dividends                       6,641             10,017            26,675            30,051
                                                    ----------         ----------        ----------        ----------

    Earnings (loss) on common shares -
       basic and diluted                            $ (216,436)        $  138,729        $ (562,899)       $  282,902
                                                    ==========         ==========        ==========        ==========

Denominators
    Weighted average common shares
       outstanding - basic                           5,769,699          5,750,631         5,754,089         5,746,905

    Effect of dilutive securities
       Stock options                                        --             45,592                --            20,144
                                                    ----------         ----------        ----------        ----------

    Weighted average common shares
       outstanding - diluted                         5,769,699          5,796,223         5,754,089         5,767,049
                                                    ==========         ==========        ==========        ==========

For the three and nine months ended August 31, 2000 and 1999, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion would be antidilutive. For the three and nine months ended August 31, 2000, stock options were not included in the computation of diluted earnings per share because the exercise of stock options would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Results of continuing operations for the three and nine month periods ended August 31, 2000 and August 31, 1999 are summarized in the following tables:

                                                                 Statements of Operations
                                     --------------------------------------------------------------------------------
                                     Three month periods ended August 31,         Nine month periods ended August 31,
                                     ------------------------------------         -----------------------------------
                                        $ (000's)          % of Revenue               $ (000's)         % of Revenue
                                     ---------------       --------------         ----------------      -------------
                                      2000     1999         2000     1999          2000     1999         2000    1999
                                     ---------------       --------------         ----------------      -------------
Food and beverage revenue            $8,834   $7,983       100.0%   100.0%        $24,201  $22,004      100.0%  100.0%

Costs and expenses
     Cost of food and beverages       2,643    2,288        29.9     28.7           7,065    6,358       29.2    28.9
     Operating expenses               5,283    4,526        59.8     56.7          14,359   12,720       59.4    57.8
     General and administrative
        Restaurant operations           309      249         3.5      3.1             918      799        3.8     3.6
        Corporate level expenses        165      209         1.9      2.6             567      506        2.3     2.3
     Depreciation and amortization
        Restaurant operations           345      271         3.9      3.4             952      776        3.9     3.6
        Corporate level expenses         66       59         0.7      0.7             188      177        0.8     0.8
                                     ---------------       --------------         ----------------      -------------

     Total costs and expenses         8,811    7,602        99.7     95.2          24,049   21,336       99.4    97.0

Earnings from operations                 23      381         0.3      4.8             152      668        0.6     3.0

Other income (expense)
     Interest expense                  (340)    (337)       (3.8)    (4.2)           (983)  (1,006)      (4.1)   (4.6)
     Interest income                     12      105         0.1      1.3              87      354        0.4     1.6
     Other income                        --       --          --       --              66       --        0.3      --
     Gain on sale of assets              95       --         1.0       --             142      297        0.6     1.4
                                     ---------------       --------------         ----------------      -------------

     Total other expense               (233)    (232)       (2.7)    (2.9)           (688)    (355)      (2.8)   (1.6)
                                     ---------------       --------------         ----------------      -------------

Earnings (loss)  from
  continuing operations              $ (210)  $  149        (2.4)%    1.9%        $  (536) $   313       (2.2)%   1.4%
                                     ===============       ==============         ================      =============


REVENUE

         Food and beverage revenue increased $851,000 or 10.7% for the three months ended August 31, 2000 compared to the same period of 1999. For the nine months ended August 31, 2000, food and beverage revenue increased $2,197,000 or 10.0% compared to the same period of 1999. The increase in revenue was due primarily to sales from new restaurants. New restaurants contributed $867,000 and $2,031,000 in new sales for the three and nine months ended August 31, 2000, respectively. Revenue for the three and nine months ended August 31, 2000 was positively impacted by a net increase in sales of $336,000 and $305,000 respectively from restaurants that were closed for a portion of fiscal years 1999 and 2000 due to fire damage. Food and beverage revenue decreased for restaurants in operation during both the three and nine months ended August 31, 2000 and 1999 ("same store sales") as set forth in the following table:

                                                            Average Net Sales Per Restaurant Unit
                                                            -------------------------------------

                                              2000              1999                   Decrease            Decrease
                                            --------          --------                 --------            --------
Three months ended August 31                $285,148          $298,427                  $13,279              4.4%
Three months ended May 31                    278,485           286,385                    7,900              2.8%
Three months ended February 28               251,915           256,618                    4,703              1.8%
                                            --------          --------                  -------
Nine months ended August 31                 $815,548          $841,430                  $25,882              3.1%
                                            ========          ========                  =======

         The decrease in same store sales for the three and nine months ended August 31, 2000 was primarily attributable to decreased customer traffic of approximately 4% and 8% respectively, compared to the same periods of 1999. The following factors have had an impact on the decrease in customer traffic: (i) temporary discontinuance of late night hours from December 1999 through March 2000, (ii) negative impact on "same-store" sales in certain market areas brought about by the Company's new restaurant development, (iii) selective increased menu pricing, and (iv) heavy price discounting and the use of toy promotions by some of the Company's primary competitors. The Company and Wendy's International continue to resist engaging in deep price discounting, choosing instead to combat the low prices of its competitors with the "value menu" offerings and high quality, made-to-order products. Increased sales resulting from selective menu price increases and the continued trend of increased "combo" meal sales offset a portion of the decrease in sales volume, resulting in an increase in the average customer ticket amount of approximately 2% and 5% respectively for the three and nine months ended August 31, 2000 compared to the same periods of 1999.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages as a percentage of revenue was 29.9% for the three months ended August 31, 2000 compared to 28.7% for the three months ended August 31, 1999. Cost of food and beverages as a percentage of revenue for the nine months ended August 31, 2000 was 29.2% compared to 28.9% for the same period of 1999. The 1.2 percentage point increase in cost of food and beverages for the three months ended August 31, 2000 compared to the same period of 1999 was primarily due to (i) an increase of approximately 7% in the cost of beef as compared to the prior year and (ii) an increase in the cost of product waste which has increased 0.7 percentage points of revenue for the three months ended August 31, 2000 compared to the same period of 1999. Changes in several in-store management teams, which was due to new store growth, was the primary reason for the increase in product waste. The 0.3 percentage point increase in the cost of food and beverages for the nine months ended August 31, 2000, compared to the same period of 1999, was primarily due to (i) an increase in the average cost of beef of 12% over the prior year and (ii) an increase in the cost of product waste. The impact of these two increases was tempered during the first six months of the fiscal year due to retail price increases that were in effect during that period but eliminated beginning June 2000. The majority of the Company's product cost is a result of Wendy's International's purchasing agreements. Cost of food and beverage percentages of 29.9% for the three months ended August 31, 2000, and 29.2% for the nine months ended August 31, 2000, are in line with guidelines established by the Company and Wendy's International.

OPERATING EXPENSES

         Operating expenses as a percentage of revenue increased 3.1 percentage points for the three months ended August 31, 2000 compared to the same period of 1999 (from 56.7% in 1999 to 59.8% in 2000). For the nine months ended August 31, 2000, operating expenses increased 1.6 percentage points as a percentage of revenue (from 57.8% in 1999 to 59.4% in 2000). The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                              Three months ended August 31,         Nine months ended August 31,
                                             -------------------------------        ----------------------------
                                             2000        1999       Increase        2000         1999   Increase
                                             ----        ----       --------        ----         ----   --------
   As a percentage of revenue:
       Labor and related costs               33.6        32.0          1.6           34.7        32.9      1.8
       Advertising expense                    5.8         4.9          0.9            5.1         4.9      0.2

         The increase in labor and related costs was primarily the result of an increase in average hourly rate of 6.2% and 6.6%, respectively, for the three and nine months ended August 31, 2000 compared to the same periods in the prior year. The increase in advertising expense for the three and nine months ended August 31, 2000, compared to the same periods in 1999, was due to increases in the costs related to (i) kids meal premium giveaways, (ii) participation in a promotion sponsored by the Company's beverage supplier, and (iii) the use of gift certificates for both promotional purposes and customer relations.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         General and administrative expenses for the restaurant operations increased $60,000 for the three months ended August 31, 2000 compared to the same period of 1999 (from $249,000 to $309,000), from 3.1% of revenue to 3.5% of revenue. For the nine months ended August 31, 2000, general and administrative expenses increased $119,000 (from $799,000 to $918,000) compared to the same period in the prior year, representing 3.8% of revenue for the nine months ended August 31, 2000 compared to 3.6% of revenue for the same period of 1999. The increase in general and administrative expenses for the three and nine months ended August 31, 2000 was primarily the result of increased labor and employee benefit costs related to new restaurants, specifically additional supervisory and marketing personnel.

         Corporate Level Expenses

         General and administrative expenses for corporate level expenses decreased $44,000 (from $209,000 to $165,000), from 2.6% of revenue to 1.9% of revenue for the three months ended August 31, 2000 compared to the same period of 1999. The decrease was primarily due to a decrease in (i) public marketing expenses resulting principally from the one-time AMEX registration fee recorded during the third quarter of 1999, (ii) executive incentive compensation expense, and (iii) professional fees of approximately $20,000 due to the completion of activities related to the sale of the hotel properties.

         For the nine months ended August 31, 2000, general and administrative expenses increased $61,000 (from $506,000 to $567,000), compared to the same period in the prior year. General and administrative expenses represented 2.3% of revenue for both the nine months ended August 31, 2000 and August 31, 1999. The increase was primarily due to (i) a non-recurring reduction in legal expense of $192,000 in 1999 resulting primarily from the receipt of insurance proceeds to cover legal fees incurred in previous litigation, and (ii) an increase in computer system development fees related to the new financial reporting system. This was partially offset by decreases in (i) business insurance premiums due primarily to a change in carriers, (ii) public market expenses, and (iii) executive incentive compensation expense.

DEPRECIATION AND AMORTIZATION

         Restaurant Operations

         Depreciation and amortization expense increased $74,000 for the three months ended August 31, 2000 and $176,000 for the nine months ended August 31, 2000, compared to the same periods of 1999. The increase in depreciation and amortization expense for the three and nine months ended August 31, 2000 was attributable to new restaurant development.

         Corporate Level Expenses

         Depreciation and amortization expense increased $7,000 for the three months ended August 31, 2000 and $11,000 for the nine months ended August 31, 2000, compared to the same periods of 1999. The slight increase was due to the purchase of a new financial reporting system. The corporate level depreciation and amortization expense primarily represents the amortization of goodwill of $45,000 and $136,000 for the three and nine months ended August 31, 2000 and 1999 resulting from the acquisition of the Wendy's business.

INTEREST EXPENSE

         Interest expense for the third quarter of 2000 and 1999 was $340,000 and $337,000, respectively. Interest expense for the nine months ended August 31, 2000 and 1999 was $983,000 and $1,006,000, respectively. The slight increase in interest expense for the three months ended August 31, 2000, compared to the same period in the prior year, was due to a combination of (i) an increase of $70,000 resulting primarily from additional debt incurred to finance the development of new Wendy's restaurants, which was substantially offset by (ii) a decrease of $67,000 of interest expense related to the notes payable issued by the Company in connection with the notes receivable from the sale of the hotel properties. The majority of these notes were retired during the latter part of 1999, and the entire amount was retired in April 2000. The net decrease in interest expense of $23,000 for the nine months ended August 31, 2000, compared to the same period in the prior year, was also due to a combination of (i) an increase of $175,000 resulting primarily from additional debt incurred to finance the development of new Wendy's restaurants, which was offset by (ii) a decrease of $198,000 of interest expense related to the notes payable issued by the Company in connection with the notes receivable from the sale of the hotel properties. Nearly all of the Company's long-term debt is at fixed interest rates.

INTEREST INCOME

         Interest income decreased $93,000 for the third quarter (from $105,000 to $12,000), and $267,000 for the nine months ended August 31, 2000 (from $354,000 to $87,000 in 1999). Interest income in fiscal 1999 was primarily earned on the notes receivable obtained in the sale of hotel properties which were paid in full in August 1999 and April 2000, resulting in a significant decrease in interest income for both the three and nine months ended August 31, 2000.

OTHER INCOME

         Other income of $66,000 for the nine months ended August 31, 2000 resulted from (i) $21,000 of insurance proceeds related to a property loss incurred in 1998, and (ii) $45,000 received for a term extension on a note receivable related to the prior sale of one of the Company's hotel properties.

GAIN (LOSS) ON DISPOSAL OF ASSETS

         A gain of $95,000 was recognized for the three months ended August 31, 2000 which resulted from the sale of real estate. A gain of $142,000 was recognized for the nine months ended August 31, 2000 compared to a gain of $297,000 during the same period in the prior year. In addition to the real estate gain, a gain of $47,000 was recognized during the nine months ended August 31, 2000 which was primarily due to the excess of insurance proceeds over the net book value of fire damaged equipment. The gain of $297,000 recognized for the nine months ended August 31, 1999 represented the sale of life insurance policies ($200,000) and the excess of insurance proceeds over the net book value of fire damaged equipment ($97,000).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Cash and cash equivalents ("cash") decreased $533,000, from $1,579,000 as of November 30, 1999 to $1,046,000 as of August 31, 2000. The decrease in cash was the result of the following:

         Net cash provided by operating activities           $   712,000
         Net cash used in investing activities                (3,265,000)
         Net cash provided by financing activities             2,020,000
                                                             -----------

         Net decrease in cash                                $  (533,000)
                                                             ===========

         Net cash provided by operating activities increased $601,000 for the nine months ended August 31, 2000 compared to the same period of 1999, despite a decrease in net earnings of $920,000. The increase was due to (i) the $345,000 reduction of current liabilities during the nine months ended August 31, 1999 compared to an increase in current liabilities of $167,000 during the nine months ended August 31, 2000, (ii) the payment of $416,000 of liabilities related to discontinued operations during the nine months ended August 31, 1999 compared to no payments related to discontinued operations in the nine months ended August 31, 2000, and (iii) the timing of the receipt of annual marketing funds from the Company's beverage supplier.

         Net cash used in investing activities increased $2,175,000 for the nine months ended August 31, 2000 compared to the same period of 1999. The 2000 activity reflects an investment of $3,459,000 in three new restaurants which opened in 2000 and the land for a two additional restaurants currently under construction. This investment in new restaurants compares to the 1999 activity which reflects an investment of $3,889,000 in three new restaurants opened in 1999 and the land for a fourth restaurant which was then under construction. Offsetting the investment in new restaurants in 1999 was $2,745,000 of receipts on notes receivable related to the sale of the Company's hotel properties compared to $475,000 in 2000.

         Net cash provided by financing activities increased $1,615,000 for the nine months ended August 31, 2000 compared to the same period of 1999. The increase was primarily the result of proceeds from long-term debt of $3,182,000 used to finance the investment in three new restaurants and the land for two additional restaurants currently under construction, compared to $2,972,000 of proceeds from long-term debt during the same period of 1999. The total cash provided by financing activities was also impacted by a decrease in principal payments on long-term debt and notes payable of $1,897,000 for the nine months ended August 31, 2000 compared to the same period of 1999. In 1999, $2,000,000 of the payments were paid from proceeds from the note receivable described in the previous paragraph and $251,000 represented scheduled principal payments, compared to the nine months ended August 31, 2000 in which $475,000 represented payments from proceeds from the note receivable related to the previously discussed hotel sale and $354,000 represented scheduled principal payments.

FINANCIAL CONDITION

         As of August 31, 2000, the Company's current liabilities exceeded its current assets by $1,930,000, compared to November 30, 1999 when current liabilities exceeded current assets by $1,099,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company's current liabilities exceeded its current assets by $1,045,000 as of August 31, 2000 and by $371,000 as of November 30, 1999. At these dates, the ratios of current assets to current liabilities were 0.4:1 and 0.7:1 respectively. The discussion regarding Cash Flows for the nine months ended August 31, 2000 explains the decrease in cash as well as the most significant reasons for the decrease in working capital.

         The cash management issues currently facing the Company can be described in three areas: (i) operations of the Wendy's restaurants, (ii) investment in new Wendy's restaurants, and (iii) continued control of corporate level expenses.

         The Company continued to utilize cash during the third quarter of fiscal 2000 to fund pre-opening expenses at new restaurants and operating costs during the initial months of new store operation which are typically higher than operating costs of mature restaurants. Operating cash flow for the first nine months of fiscal 2000 from existing stores has been less than anticipated and less than has been experienced in the past due to (i) the continued increase in the cost of labor at higher than anticipated rates because of a tight labor market, (ii) the inability to reduce labor hours in relation to the decreased customer traffic, (iii) increased product costs caused by significant increases in beef prices and increased product waste costs, and (iv) the decrease in same store sales and customer traffic as previously discussed. The impact of new stores, as well as the negative cash flow from existing stores, has resulted in a significant decline in working capital during the third quarter of 2000. Working capital, exclusive of the current portion of occupancy related long-term obligations and capital leases, has declined from a negative $371,000 at November 30, 1999 and a negative $416,000 as of May 31, 2000, to a negative $1,045,000 as of August 31, 2000. A discussion of the Company's plans for meeting its current obligations in light of this declining cash flow trend follows. The Company estimates capital expenditures for the next twelve months at its existing Wendy's restaurants to be approximately $500,000 for building improvements and furniture, fixtures and equipment purchases.

         The Company has invested approximately $2.8 million for the development of three new restaurants that opened in December 1999, March 2000 and June 2000, and land for an additional restaurant which opened September 14, 2000. $2.5 million of this investment has been financed with mortgage and equipment financing. The 15 year mortgages have fixed interest rates of 2.6% over ten year treasury rates (approximately 8.3% based on current interest rates) and are amortized over 20 years. The seven year equipment notes have interest rates ranging from 8.25% to 9.25%.

         The Company has entered into a financing agreement to provide an additional $825,000 to finance the completion of the restaurant which opened on September 14, 2000. Additionally, the Company plans to begin operations as a tenant in two new restaurants during the remainder of the fiscal year, one of which opened September 28, 2000 and the other which is expected to open in the spring of 2001. The Company expects to enter into contracts to acquire real estate for new restaurants that will be owned by the Company, and operating leases covering restaurants that will be leased. The Company has received forward commitments to finance the new restaurant development at similar terms to those described above, and anticipates financing 90% of the cost of the real estate and equipment through the use of external financing.

         During July 2000, the Company obtained a $3.5 million revolving line of credit facility. The line is secured by the equipment of eleven restaurants operated under lease agreements. Monthly payments of interest only are required at a rate equal to 2.5% over the 30 day LIBOR rate, with any outstanding principal amount due in July 2004. As of August 31, 2000, the Company had borrowed $317,500 on this line to purchase land for a future restaurant. The Company expects to repay this financing when permanent mortgage financing is obtained upon completion of this restaurant.

         The Company closed a restaurant on August 29, 2000 and another restaurant on September 12, 2000 due to the opening of new Wendy's restaurants in the same trade areas. One restaurant, which was leased, ceased operations at the end of its lease term. The furniture, fixtures and equipment of this restaurant were written down to net realizable value in the fourth quarter of 1999. The second restaurant is owned by the Company and is currently listed for sale. It is anticipated that this unit will be sold for a price near the outstanding mortgage loan balance ($719,000 as of August 31, 2000). The property and equipment of this restaurant had a net book value of approximately $683,000 as of August 31, 2000. If this unit is sold for less than its outstanding debt plus costs incurred prior to its sale, the Company will have to fund any shortfall out of current operating funds.

         The various loan agreements with the Company's primary lenders (Captec Financial Group "CFG" and Fleet Business Credit Corporation "FBCC") contain loan covenants requiring the maintenance of certain financial ratios including:

    o Fixed Charge Coverage Ratio ("FCCR") of 1.2 : 1 for the Wendy's operation as a whole;
    o FCCR of 1.2 : 1 for the Wendy's restaurants that are subject to a real estate mortgage;
    o FCCR of 1.4 : 1 for the Wendy's restaurants that are subject to both a real estate mortgage and a business value loan;
    o Leverage Ratio (Funded Debt : Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0 : 1; and
    o a restriction against using operating cash flow from the Wendy's business to fund corporate level expenses if such funding would cause the FCCR to be less than 1.2 : 1.

         Covenant compliance is measured quarterly by FBCC and annually by CFG. As of August 31, 2000, the Company was in compliance with the various financial covenants. Additionally, the Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's operation that may be utilized to fund corporate level expenses. The Company anticipates that the corporate level expenses will be funded primarily with cash flow from the Wendy's operations in accordance with the loan covenants, as well as from cash proceeds generated from non-operating activities. However, there can no assurance that the Company will be able to realize non-operating proceeds either as to dollar amount or timing. Approximately $161,000 of such non-operating proceeds were received during the first nine months of the year.

         As discussed above, the Company's cash flow situation is being adversely affected by (i) declining trends in cash flow generated by operations, and (ii) the negative cash flow during the third quarter, during which period the operations have historically produced cash flow which was sufficient for both then current cash needs and to build reserves needed for (a) the typically slower winter months, (b) capital expenditures and (c) high start-up expenses of the new restaurants. The Company anticipates that its liquidity concerns will continue and increase in intensity until such time as (i) cash flow from operations improves to previously experienced levels, and (ii) the Company either raises additional equity in accordance with its business plan to finance construction and equipment costs of its new restaurants or slows its new store growth pace. In light of these operational and investment cash management issues, the Company plans to meet its current obligations over the next twelve months by:

    o Increasing selected retail menu prices, which is expected to result in annual increases in revenue and operating profit of approximately $750,000 based on current customer traffic.

    o Attempting to reduce the operating costs, particularly through renewed efforts to control labor related costs and food waste.

    o    Using operating cash generated from existing Wendy's restaurants.

    o Borrowing on a $3.5 million revolving line of credit, of which $3.2 million is available. Availability is subject to certain loan covenant restrictions.

    o Exploring the financing of certain capital expenditures at existing Wendy's restaurants.

    o Participating in vendor financing programs for capital expenditures required under the Service Excellence program.

    o Utilizing equipment financing for certain of the Company's new restaurants.

    o Reducing or deferring investment in the capital expenditures for existing restaurants.

    o    Working with vendors to obtain extended payment terms.

    o Seeking additional equity capital from various business partners and associates.

There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

INFLATION AND CHANGING PRICES

         As discussed above, the Company has been affected by increased payroll costs due to a tight labor market and its effect on the availability and cost of management and hourly employees along with increased product purchase costs (primarily beef costs). The Company anticipates that the tight labor market conditions will continue into the near future. Increases in labor costs, along with periodic increases in food and other operating expenses, are normally passed on to customers in the form of price increases. Highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers. However, the Company is implementing a general price increase of approximately 4% beginning in October which will assist in covering the increased labor and food costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

                                     PART II
                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On July 18, 2000, Meritage announced that it had engaged Ferris, Baker Watts, Incorporated as the Company's exclusive financial advisor to assist with financial transactions and the continued development and/or acquisition of Wendy's restaurants. Ferris, Baker Watts is a full service investment banking firm headquartered in Washington, D.C. that provides investment banking services and research coverage to corporate clients in the restaurant and food service industries.

         On August 27, 2000, Meritage's Senior Vice President and Chief Operating Officer, Ray E. Quada, 56, died unexpectedly from injuries sustain in a motorcycle accident. Meritage's two Regional Directors of Operations, Alan Pruitt and Jeff Neuhouser, continue to supervise the day-to-day operations and report to Meritage's President, Robert E. Schermer, Jr.

         On September 19, 2000, 1,392,858 issued and outstanding common shares registered to CBH Capital Corp. were returned to the Issuer's treasury. These shares, which were held as collateral in connection with a $9,750,000 non-interest bearing promissory note with Meritage dated September 1995, were surrendered to Meritage as payment in full under the note when it was realized that the note would otherwise be placed in default for nonpayment. The Company's total issued and outstanding shares were reduced 24%, from 5,781,075 to 4,388,217. Significant effects of the event include a tax deduction for the Company of $3.2 million, and an increase in book value per share of 32%, or $0.29 per share. There was no effect to the Company's current earnings as no interest income was recognized on the note.

         The Company opened its 31st Wendy's restaurant during the third fiscal quarter. The new restaurant is located at the intersection of Sprinkle Road and Covington Road in Kalamazoo, Michigan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit List.

Exhibit No.                        Description of Document
-----------       --------------------------------------------------------------

10.1 Line of Credit, Term Loan & Security Agreement with Fleet Business Credit Corporation.

10.2              Promissory Note for Line of Credit with Fleet Business Credit
                  Corporation.

27                Financial Data Schedule.

---------------

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: October 9, 2000               MERITAGE HOSPITALITY GROUP INC.



                                     By /s/ Robert E. Schermer, Jr.
                                       -----------------------------------------
                                       Robert E. Schermer, Jr.
                                       President and Chief Executive Officer


                                     By /s/ Pauline M. Krywanski
                                       -----------------------------------------
                                       Pauline M. Krywanski
                                       Vice President and Treasurer
                                         (Chief Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description of Document
-----------       --------------------------------------------------------------
10.1              Line of Credit, Term Loan & Security Agreement with Fleet
                  Business Credit Corporation.

10.2              Promissory Note for Line of Credit with Fleet Business Credit
                  Corporation.

27                Financial Data Schedule.