Form 10-K
period 2000-11-30
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2001-02-22
CIK 808219

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 12, 2001, there were 5,420,638 common shares of the Registrant outstanding. The aggregate market value of the common shares held by non-affiliates at that date was $6,423,509 based on the closing sales price on the American Stock Exchange on that date.

--------------------------------------------------------------------------------

                         MERITAGE HOSPITALITY GROUP INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                                                   PAGE
                                                                                                         ----

         Item 1    - Business                                                                              3
         Item 2    - Properties                                                                            7
         Item 3    - Legal Proceedings                                                                     8
         Item 4    - Submission of Matters to Vote of Security-Holders                                     8

PART II

         Item 5    - Market for Registrant's Common Equity and Related Stockholder Matters                 9
         Item 6    - Selected Financial Data                                                              10
         Item 7    - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        11
         Item 7A   - Quantitative and Qualitative Disclosures About Market Risk                           25
         Item 8    - Financial Statements and Supplementary Data                                          25
         Item 9    - Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure                                                         25

PART III

         Item 10   - Directors and Executive Officers of the Registrant                                   26
         Item 11   - Executive Compensation                                                               27
         Item 12   - Security Ownership of Certain Beneficial Owners and Management                       29
         Item 13   - Certain Relationships and Related Transactions                                       29

PART IV

         Item 14   - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     30

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

         Statements concerning expected financial performance, on-going business strategies and action which the Company intends to pursue to achieve strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and views about quick-service food; severe weather; changes in travel patterns; increases in food, labor, fuel and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of adequate employees; directives issued by the franchisor; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health certification, and the operation of its restaurants. Because the Company's operations are concentrated in smaller urban areas of Michigan, a marked decline in Michigan's economy could adversely affect its operations.

                                     PART I

ITEM 1.  BUSINESS.

         THE COMPANY

         Meritage Hospitality Group Inc. is the nation's only publicly traded "Wendy's Old Fashioned Hamburgers" restaurant franchisee. The Company serves more than six million customers annually through its operation of 33 Wendy's restaurants in Western and Southern Michigan. All restaurants are operated pursuant to franchise agreements with Wendy's International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the "Wendy's" brand name. In 2000, Meritage opened six new Wendy's restaurants, and plans to open six to eight additional Wendy's restaurants in fiscal 2001. Included in the new openings in 2000 were three Wendy's restaurants developed with Meijer, Inc., one of the nation's largest discount retailers, whereby Meritage combines a full service Wendy's restaurant with a Meijer convenience store and gas station facility.

         The Company's primary growth strategy is to expand its Wendy's business through the development of new restaurants within the Company's designated market area, and through the development and/or acquisition of Wendy's restaurants in other market areas. The Company's growth plan calls for developing and acquiring 20 to 30 additional Wendy's restaurants over the next five years.

         Meritage was incorporated in 1986, and is currently engaged in the quick-service restaurant business. The Company owns slightly more than half of its restaurant properties and leases the remaining properties.

         Meritage's principal executive office is located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan 49503. Its telephone number is (616) 776-2600, its facsimile number is (616) 776-2776, and its website address is www.meritagehospitality.com. The Company's 33 Wendy's restaurants are owned and/or operated by Wendy's of Michigan, a Michigan limited partnership that is owned by a wholly-owned subsidiary of Meritage. For convenience, Meritage and its subsidiaries are collectively referred to as "Meritage" or "the Company" throughout this report.

         OPERATIONS

         Meritage's restaurants are located in the Michigan counties of Allegan, Calhoun, Ionia, Kalamazoo, Kent, Muskegon, Newaygo, Ottawa and Van Buren. This includes the metropolitan areas encompassing the cities of Grand Rapids, Kalamazoo, Battle Creek, Muskegon and Holland. This geographical area comprises Meritage's designated market area.

         Menu

         Each Wendy's restaurant offers a diverse menu containing a variety of food items featuring hamburgers and chicken sandwiches, all of which are prepared to order with the customer's choice of condiments. The Wendy's menu includes other items such as chili, baked and french fried potatoes, freshly prepared salads, soft drinks, "Frosty" desserts and children's meals. Each Wendy's restaurant features soft drink products supplied by the Pepsi-Cola Company and its affiliates. Wendy's International maintains significant discretion over the menu items that are offered in the Company's restaurants.

         Restaurant Layout and Operation

         The Company's restaurants typically range from 2,700 to 3,400 square feet with a seating capacity between 90 and 130 people, and are typically open from 10:00 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. All restaurants also feature a drive-through window. Sales to drive-through customers accounted for over half of the total restaurant sales in fiscal 2000.

         A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company's restaurants. Physical inventories of all food items and restaurant supplies are taken weekly and monthly.

         Marketing and Promotion

         Wendy's International requires that at least 4% of the Company's restaurant sales be contributed to an advertising and marketing fund, 2.5% of which is used to benefit all restaurants owned and franchised by Wendy's International. The Wendy's National Advertising Program uses these funds to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder of the funds must be used on local advertising. The Company typically spends local advertising dollars in support of national television advertising, local television and radio advertising print media, local promotions and community goodwill projects. The Company expects that the amount of the fund used to benefit all restaurants owned and franchised by Wendy's International will be increased to 3% effective 2002.

         Raw Materials

         The Company's restaurants comply with uniform recipe and ingredient specifications provided by Wendy's International. Food and beverage inventories and restaurant supplies are purchased from independent vendors that are approved by Wendy's International. Wendy's International does not sell food or supplies to the Company.

         The Company has not experienced any significant shortages of food, equipment, fixtures or other products that are necessary to restaurant operations. While no such shortages are anticipated, the Company believes that alternate suppliers are available if any shortage were to occur.

         Relationship with Wendy's International

         Meritage operates its restaurants pursuant to various agreements (including one franchise agreement for each restaurant) with Wendy's International. These agreements grant privileges such as the right to utilize Wendy's International's trademarks, service marks, designs and other proprietary rights (such as "Wendy's" and "Wendy's Old Fashioned Hamburgers") in connection with the operation of its Wendy's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The franchise agreements currently in place expire in approximately 17 years. However, subject to certain conditions, the Company can renew the franchise agreements for an additional 10 years.

         The franchise agreements with Wendy's International provide, among other things, that a change in the operational control of Wendy's of Michigan, or the removal of a guarantor of the franchise agreements, cannot occur without the prior consent of Wendy's International. In addition, any proposed sale of the Wendy's business, interests or franchise rights is subject to the consent of, and a right of first refusal by, Wendy's International. These agreements also grant Wendy's International wide discretion over many aspects of the restaurant operations, and often require the consent of Wendy's International to carry out certain operational transactions. If Meritage requires the consent of Wendy's International to proceed with its business plans and such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely effect Meritage's growth strategy. If Meritage were to proceed without Wendy's International's consent, Wendy's International could terminate the franchise agreements or exercise its right to purchase the Wendy's restaurants.

         Meritage's growth strategy involves the expansion of its restaurant operations through the development and acquisition of additional Wendy's restaurants. In addition to paying monthly royalty fees, Meritage is required to pay Wendy's International a technical assistance fee upon the opening of new Wendy's restaurants. Meritage is permitted to develop new Wendy's restaurants and convert competitive units located in its designated market area subject to the standard expandability criteria and site standards of Wendy's International. Meritage is prohibited from acquiring or developing new Wendy's restaurants outside of its designated market area unless Wendy's International, in its sole discretion, consents. Meritage is also prohibited from acquiring or developing any other types of quick-service restaurants within Meritage's designated market area, or outside of Meritage's designated market area if the restaurant sells hamburgers, chicken sandwiches or products similar to Wendy's International, and is located within a three mile radius of another Wendy's restaurant.

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

         Personnel

         Meritage employs approximately 1,300 people of which approximately 250 are full-time employees. The Company strives to maintain quality and uniformity throughout its restaurants by continual in-service training of employees and by field visits from Company supervisors. The Company believes that it fosters a good working relationship with its employees.

         COMPETITION AND INDUSTRY CONDITIONS

         The food service industry is one of the largest sectors of the nation's economy, generating an estimated $380 billion of revenue in 2000, of which approximately 30% was attributable to the quick-service restaurant industry. The quick service market experienced sales of an estimated $107 billion in 2000, with an annual growth rate of approximately 4.5%. As a whole, the quick-service restaurant industry has consistently grown for more than 20 years, and indications are that this growth will continue, but at a somewhat slower rate than in recent years. Historic changes in domestic lifestyles, favoring greater convenience, have significantly impacted this trend. Consumers are looking for convenient, quick and high quality meals that can be picked-up on their way home from work. In addition, burgeoning household incomes, fueled by a strong national economy and multiple-worker households, has increased dollars spent on food served outside of the home. As a result of these trends, competition in the quick-service restaurant segment is, and can be expected to remain, intense. Additional competition from grocery and convenience stores, and full service restaurants, has also picked-up in recent years. It is estimated that 57% of full-service restaurant operators experienced increased take-out ordering in the past two years.

         Because of the strong economy and tight labor market, difficulty in hiring qualified hourly-employees has been, and will continue to be, the top operational challenge. Quick service restaurants are forced to focus not only on consumer satisfaction, but also on employee satisfaction to reduce turnover. This has led to enhanced wages and incentive awards, and a heightened emphasis on marketing to attract new employees and training programs to retain existing employees.

         Within the quick service market, the hamburger market segment contains approximately half of the entire market (with the pizza, chicken, Mexican and Asian market segments comprising the remainder). The segment is dominated by McDonald's (13,000 units), Burger King (8,500 units) and Wendy's (5,500 units), who collectively represent approximately 70% of the entire segment.

         Most of the Wendy's restaurants operated by the Company are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald's, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety and new product development. These competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their products. Neither Wendy's International nor the Company believes this is a profitable long-term strategy. Rather, both believe that the competitive position of a Wendy's restaurant is enhanced by its unique qualities such as the use of fresh ground beef, a diverse menu, food prepared to order with an emphasis on quality and taste, promotional products and the atmosphere and decor of its restaurants.

         The following table compares the Company's average Wendy's restaurant same store sales to the average sales of (i) all system-wide domestic Wendy's restaurants (i.e. franchised and franchisor-owned), and (ii) all franchised domestic Wendy's restaurants.

           ==============================================================================================
             FISCAL YEAR       MERITAGE OPERATED       SYSTEM-WIDE DOMESTIC       FRANCHISED DOMESTIC
                                  RESTAURANTS             RESTAURANTS *              RESTAURANTS *
           ----------------------------------------------------------------------------------------------
                1998              $1,080,000                $1,062,000                 $1,031,000
           ----------------------------------------------------------------------------------------------
                1999              $1,132,000                $1,138,000                 $1,102,000
           ----------------------------------------------------------------------------------------------
                2000              $1,106,000                $1,167,000                 $1,130,000
           ==============================================================================================

          *       Source: Wendy's International, Inc.

         The Company intends to achieve growth by (i) developing new Wendy's restaurants in its existing market, (ii) developing and/or acquiring Wendy's restaurants in other markets, and (iii) increasing sales at Wendy's restaurants currently operated by the Company. The Company's new developments would include both freestanding and nontraditional (e.g. restaurants joined with other concepts such as a convenience store and gas station facility) Wendy's restaurants. Some new stores may replace older and outdated units that the Company has decided to close. Finally, the Company will also explore other acquisitions or developments that would complement its Wendy's business.

         The restaurant industry is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues during those months. During fiscal 2000, food service revenue generated by quarter was as follows: first quarter - 23%; second quarter - 25%; third quarter - 26%; and fourth quarter - 26%.

         RISKS AND GOVERNMENTAL REGULATIONS

         Meritage is subject to numerous risks inherent in the food service industry. These include, among others: changes in local and national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service food; severe weather; changes in travel patterns; increases in food, labor, fuel and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of an adequate number of managers and hourly-paid employees; directives issued by the franchisor; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive federal, state and local government regulations relating to, among other things, zoning, restaurant operation, and minimum wage. Last year, the U.S. House of Representatives approved a $1.00 per hour increase in the minimum wage. However, the U.S. Senate had not voted on the matter when its session ended. Changes regarding minimum wage or other laws governing the Company's relationship with its employees (e.g. overtime wages, health care coverage, employment of minors, etc.) could have an adverse effect on the Company's operations.

         The Company's restaurants are also subject to public health certification regarding the preparation and sale of food. The Company believes its operations would be adversely affected if these permits were terminated. The Company does not anticipate, however, that its permits will be terminated.

ITEM 2.  PROPERTIES.

         Each Wendy's restaurant is built to specifications provided by Wendy's International as to its exterior style and interior decor. Typical freestanding restaurants are one-story brick buildings constructed on sites of approximately 40,000 square feet, with parking for 50 to 70 vehicles. The restaurants, which range from 2,700 to 3,400 square feet, have a food preparation area, a dining room with seating capacity for 90 to 130 persons, and a double pick-up window for drive-through service. The dimensions and layout of the Wendy's restaurants constructed under the combination store concept are basically the same except that the restaurants are connected to a 3,500 square foot convenience store and gas station facility.

         Of the 33 Wendy's restaurants that the Company operates, it (i) owns the land and buildings comprising 17 restaurants, (ii) leases the land and buildings comprising 15 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from 16 months to 30 years. The structures range from being brand new to approximately 26 years old. The land and buildings owned by the Company are subject to encumbrances described in "Financing and Encumbrances."

         The Company leases approximately 4,600 square feet of office space located at 40 Pearl Street, N.W., Suite 900, Grand Rapids, Michigan, which serves as the corporate headquarters and the registered office of the Company and its subsidiaries. The Company also leased approximately 3,000 square feet of office space in Kalamazoo, Michigan as its operating office. In February 2001, the Company entered into a new office lease for approximately 7,500 square feet located at 1971 East Beltline, N.E., Suite 200, Grand Rapids, Michigan, a few hundred feet from one of the Company's newly opened restaurants. This facility, which is equipped with a training facility, will serve as the new corporate and operating offices. Accordingly, the Company has terminated the Kalamazoo lease effective February 28, 2001, and will not renew the current Grand Rapids office lease when it expires later this year.

         The Company believes that its properties are adequately covered by insurance.

FINANCING AND ENCUMBRANCES

         In fiscal 1998 and 1999, the Company borrowed $11,740,000 from Captec Financial Group, Inc. ("Captec") to purchase existing Wendy's restaurants, refinance existing restaurant indebtedness, and build new restaurants. This long-term indebtedness is secured by the real estate and equipment of 13 Company-owned Wendy's restaurants. The Captec loans have terms ranging from fifteen to twenty years, require monthly payments of $99,980, and carry fixed interest rates that range from 7.77% to 8.53%. The loan agreements contain financial covenants that require the maintenance of certain coverage ratios. In addition to the coverage ratio requirements, the loan covenants limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

         In fiscal 1999 and 2000, the Company borrowed $5,213,000 from Fleet Business Credit Corporation ("Fleet") to build and equip four Wendy's restaurants. This long-term indebtedness is secured by the related real estate and equipment. The Fleet loans require monthly payments of $47,000, and carry fixed interest rates ranging from 8.05% to 8.5%.

         The Company presently holds a $3,750,000 forward commitment from Fleet to provide additional financing for the construction and equipment associated with the development of new Wendy's restaurants. Indebtedness under this commitment would be secured by the real estate and equipment of the new restaurants. The fixed interest rate would be 260 points over similar term treasury rates for seven-year equipment loans and real estate mortgages with 15-year terms and 20-year amortizations. The Company is under no obligation to utilize this commitment.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine legal proceedings that are incidental to its business. All of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal proceedings will not, in the aggregate, be material to the Company's financial condition or operations. The Company maintains various types of insurance standard to the industry that covers most legal proceedings brought against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION
------------------

         Meritage's common shares have been listed on the American Stock Exchange under the symbol "MHG" since September 24, 1999. Prior to that, its common shares were quoted on the OTC Bulletin Board. There was no established public trading market for the Company's common shares prior to October 1995.

         The following table sets forth the high and low sales or bid prices for the Company's common shares for the two most recent fiscal years. From December 1, 1998 through September 23, 1999, the table reflects the bid prices quoted on the OTC Bulletin Board. From September 24, 1999 through November 30, 2000, the table reflects the closing sales prices reported by the American Stock Exchange.

                        ========================================================================
                                                                            HIGH        LOW
                        ------------------------------------------------------------------------
                        FISCAL YEAR ENDED NOVEMBER 30, 1999
                        ------------------------------------------------------------------------
                                First Quarter                              $ 2.00      $ 1.25
                        ------------------------------------------------------------------------
                                Second Quarter                             $ 2.69      $ 1.50
                        ------------------------------------------------------------------------
                                Third Quarter                              $ 3.13      $ 1.78
                        ------------------------------------------------------------------------
                                Fourth Quarter                             $ 2.75      $ 1.94
                        ========================================================================

                        ========================================================================
                                                                            HIGH        LOW
                        ------------------------------------------------------------------------
                        FISCAL YEAR ENDED NOVEMBER 30, 2000
                        ------------------------------------------------------------------------
                                First Quarter                              $ 2.88      $ 2.00
                        ------------------------------------------------------------------------
                                Second Quarter                             $ 2.38      $ 1.88
                        ------------------------------------------------------------------------
                                Third Quarter                              $ 2.31      $ 1.75
                        ------------------------------------------------------------------------
                                Fourth Quarter                             $ 2.13      $ 1.88
                        ========================================================================


HOLDERS
-------

         As of February 12, 2001, there were approximately 685 record holders of the Company's common shares, which the Company believes represents approximately 1,200 beneficial holders.

DIVIDENDS
---------

         Meritage paid no dividends on its common shares in the last two fiscal years. Because the Company intends to reinvest excess cash into the development of new Wendy's restaurants, it does not intend to pay any dividends on common shares in fiscal 2001. In addition, certain of the Company's loan agreements contain restrictions which may limit the Company's ability to declare a dividend.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth the selected financial information of the Company.

(In thousands except for per share information)

                                                                         YEAR ENDED NOVEMBER 30,
                                                       -----------------------------------------------------------------
                                                          2000          1999         1998          1997          1996
                                                                                                (RESTATED)*   (RESTATED)*
                                                       ----------    ----------   ----------    ----------    ----------

SUMMARY OF OPERATIONS
---------------------

Continuing operations

   Total revenue                                       $   33,105    $   29,752   $   27,044    $   26,860    $    2,099

   Operating expenses                                      33,407        28,898       27,590        27,534         2,368

   Operating income (loss)                                   (302)          854         (546)         (674)         (269)

   Earnings (loss) from continuing operations              (1,353)          322       (1,374)       (1,935)          268

Discontinued operations

   Loss from operations                                      --            --           (479)       (1,058)       (2,193)

   Gain on disposal of business segment                      --             150        3,711         1,479          --

Net earnings (loss)                                        (1,353)          472        1,131        (1,691)       (1,926)

Preferred stock dividends                                      33            40          108           102          --

Net earnings (loss) on common shares                       (1,386)          432        1,023        (1,793)       (1,926)

Earnings (loss) per common share - basic and diluted

   Earnings (loss) from continuing operations          $    (0.25)   $     0.05   $    (0.30)   $    (0.63)   $     0.09

   Net earnings (loss)                                 $    (0.25)   $     0.08   $     0.21    $    (0.56)   $    (0.62)


BALANCE SHEET DATA
------------------

Property & equipment                                   $   19,093    $   16,684   $   13,183    $    7,518    $    7,652

Net assets of discontinued operations                        --            --           (594)          840           267

Total assets                                               27,045        25,201       24,964        13,814        14,891

Long-term obligations (1)                                  18,224        15,091       13,513        10,447         9,715

Stockholders' equity                                        4,531         5,883        5,434            30         2,021

Cash dividends declared per common share               $     0.00    $     0.00   $     0.00    $     0.00    $     0.50

(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

* Effective May 31, 1998, the Company began accounting for the operations of its former lodging industry segment as discontinued operations. The selected financial data above has been restated to reflect lodging industry segment as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

                              CONTINUING OPERATIONS

     The following summarizes the results of continuing operations for the years ended November 30, 2000, 1999 and 1998.

                                                               Statements of Operations
                                       ----------------------------------------------------------------------
                                                  $ in Thousands                       %  of Revenue
                                       ----------------------------------  ----------------------------------
                                         2000        1999        1998        2000          1999        1998
                                       ----------------------------------  ----------------------------------

Food and beverage revenue              $ 33,105    $ 29,752    $ 27,044       100.0%       100.0%       100.0%

Costs and expenses
   Cost of food and beverages             9,588       8,557       7,752        29.0         28.8         28.7
   Operating expenses                    19,629      17,122      15,815        59.3         57.5         58.5
   General and administrative
      Restaurant operations               1,241       1,110       1,252         3.7          3.7          4.6
      Corporate level expenses              813         670       1,692         2.5          2.3          6.2
   Depreciation and amortization          1,401       1,101         892         4.2          3.7          3.3
   Goodwill amortization                    182         182         187         0.5          0.6          0.7
   Impairment of assets                     553         156        --           1.7          0.5         --
                                       ----------------------------------  ----------------------------------

      Total costs and expenses           33,407      28,898      27,590       100.9         97.1        102.0
                                       ----------------------------------  ----------------------------------

Earnings (loss) from operations            (302)        854        (546)       (0.9)         2.9         (2.0)

Other income (expense)
   Interest expense                      (1,361)     (1,314)     (1,473)       (4.1)        (4.4)        (5.5)
   Interest income                           98         391         185         0.3          1.3          0.7
   Other income                              70        --           509         0.2         --            1.9
   Gain (loss) on disposal of assets        142         391         (25)        0.4          1.3         (0.1)
   Minority interest                       --          --            26        --           --            0.1
                                       ----------------------------------  ----------------------------------

      Total other income (expense)       (1,051)       (532)       (778)       (3.2)        (1.8)        (2.9)
                                       ----------------------------------  ----------------------------------

Earnings (loss) from continuing
  operations before income taxes         (1,353)        322      (1,324)       (4.1)         1.1         (4.9)

Income taxes - current                     --          --            50        --           --            0.2
                                       ----------------------------------  ----------------------------------

Earnings (loss) from continuing
  operations                           $ (1,353)   $    322    $ (1,374)       (4.1)%        1.1%        (5.1)%
                                       ======================================================================

              COMPARISON OF YEARS ENDED NOVEMBER 30, 2000 AND 1999
              ----------------------------------------------------

REVENUE

         Revenue increased 11.3% (or $3,353,000) from $29,752,000 in fiscal 1999 to $33,105,000 in fiscal 2000. The increase in revenue was due primarily to sales from new restaurants, which provided a net increase in sales of $3,847,000 in fiscal 2000. Revenue for fiscal 2000 was positively impacted by a net increase in sales of $584,000 from restaurants that were only open for a portion of 1999. Partially offsetting this positive impact was a reduction in revenue of $418,000 in 2000 from two stores that the Company closed in the fourth quarter of the year as part of its plan to improve the overall quality of its assets by recycling outdated restaurants. Quarterly revenue on a per restaurant basis for restaurants in operation during the same periods of fiscal 2000 and 1999 ("same store sales"), are set forth in the following table:

                      Average Net Sales Per Restaurant Unit
                      -------------------------------------

                                                                                        Increase          Increase
                                                   2000               1999            (Decrease)        (Decrease)%
                                             --------------     --------------        ----------        -----------

Three months ended November 30               $      290,887     $      290,298        $       589            0.2%
Three months ended August 31                        285,148            298,427            (13,279)          (4.4%)
Three months ended May 31                           278,485            286,385             (7,900)          (2.8%)
Three months ended February 28                      251,915            256,618             (4,703)          (1.8%)
                                             --------------     --------------        ------------
Year ended November 30                       $    1,106,435     $    1,131,728        $   (25,293)          (2.2%)
                                             ==============     ==============        ============

         The 2.2% (approximately $660,000) decrease in same store sales in fiscal 2000 was primarily attributable to a decrease in customer traffic, which was partially offset by an increase in the average customer ticket. Customer traffic decreased by approximately 7% in fiscal 2000 compared to fiscal 1999. The following factors have had an impact on the decrease in customer traffic (i) temporary discontinuance of late night hours (sales between the hours of 10:00 p.m. and midnight) from December 1999 through March 2000, (ii) negative impact on "same-store" sales in certain market areas brought about by the Company's new restaurant development, (iii) selective increased menu pricing, (iv) discontinuance of certain discount cards, and (v) heavy price discounting by some of the Company's primary competitors. The Company and Wendy's International continue to resist engaging in deep price discounting, choosing instead to combat the low prices of its competitors with "value menu" offerings and high quality, made-to-order products. Higher sales resulting from selective menu price increases and the continued trend of increased "combo" meal (a combined purchase of a sandwich, French fry and beverage) transactions and upsizing (the addition of a larger beverage and French fry to standard combo meals for an additional thirty-nine cents) offset a portion of the decrease in sales volume, resulting in an increase in the average customer ticket amount of approximately 5% for fiscal 2000 compared to fiscal 1999.

         The Company's fiscal 2000 average sales on a per restaurant basis of approximately $1,106,000 were comparable to the average sales of both (i) Wendy's system-wide domestic restaurants (i.e. franchised and franchisor-owned) which were estimated to average approximately $1,167,000 per restaurant in 2000, and (ii) Wendy's franchised domestic restaurants which were estimated to average approximately $1,130,000 per restaurant in 2000.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages increased $1,031,000 in fiscal 2000 compared to fiscal 1999 (from $8,557,000 to $9,588,000), which was the result of the increase in revenue. As a percentage of revenue, cost of food and beverages was 29.0% in fiscal 2000 compared to 28.8% in fiscal 1999. The 0.2 percentage point increase in cost of food and beverages was due to an increase of approximately 8% in the average cost of beef in 2000 compared to the prior year. Beef purchases represent approximately 22% of all food and beverage purchases. The impact of this product cost increase was somewhat offset by increased menu prices which were effective during certain periods of the year. The majority of the Company's food and paper products are purchased under a purchase arrangement established by Wendy's International. The cost of food and beverage percentages of 29.0% in fiscal 2000 and 28.8% in fiscal 1999 are in line with guidelines of the Company and Wendy's International.

OPERATING EXPENSES

         Operating expenses as a percentage of revenue increased 1.8 percentage points in fiscal 2000 compared to fiscal 1999 (from 57.5% of revenue in 1999 to 59.3% in 2000). The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                                             2000            1999            Increase
                                                             ----            ----            --------

As a percentage of revenue:
         Labor and related expenses                         34.2              33.1              1.1
         Occupancy expenses                                  9.1               8.9              0.2
         Advertising expenses                                5.0               4.8              0.2
         Other operating expenses                            3.5               3.2              0.3

         Labor and Related Expenses

         Restaurant crew and managerial labor costs increased 1.5 percentage points as a percentage of revenue (a 5.9% increase) in 2000 compared to fiscal year 1999. The Company has continued to be affected by a tight labor market and its effect on the availability and cost of labor. As a result of the labor market, the majority of the labor cost increase was due to an increase in the average hourly rate of 6.4% combined with similar market related wage increases for salaried restaurant employees. Partially offsetting the impact of the increase in direct labor cost was a reduction in health insurance costs of 0.4 percentage points as a percent of revenue (a reduction of approximately 20% in the cost of health insurance) due to the adoption of a new insurance plan.

          Occupancy Expenses

         Business insurance premium costs increased by 0.2 percentage points as a percent of revenue in fiscal 2000 compared to fiscal 1999 (from $137,000 in 1999 to $212,000 in 2000). The majority of this increase was caused by an increase in premiums beginning in July 2000 due largely to two fire damage claims during the previous plan year. Also contributing to the increase in occupancy expenses was an increase in property tax expense. The average property tax expense per store increased by 2.9% in 2000 compared to 1999 due primarily to the overall increase in property values resulting from the development of new stores. Because the majority of occupancy expenses are fixed costs, occupancy expenses as a percentage of revenue were also adversely impacted by the 2.2% decrease in same store sales.

         Advertising Expenses

          Advertising expense increased $239,000 from $1,428,000 in fiscal 1999 to $1,667,000 in fiscal 2000. This represented a 0.2 percentage point increase as a percentage of revenue, from 4.8% in 1999 to 5.0% in 2000. The increase was primarily the result of the combination of (i) an increase in the cost of kids' meal premiums, and (ii) costs incurred due to participation in a special promotion sponsored by the Company's beverage supplier, both of which were partially offset by a reduction in food giveaway costs as the Company began discontinuing its participation in certain discount programs during fiscal 2000.

         Other Operating Expenses

         Total other operating expenses on a per restaurant basis increased 5.7% in fiscal 2000 compared to fiscal 1999 (from approximately $36,000 per restaurant in fiscal 1999 to $38,000 per restaurant in fiscal 2000). Increases in cleaning and trash pickup costs, along with an increase in office supplies, accounted for the majority of the increase in other operating expenses. The increase in cleaning costs was largely due to the subcontracting of window cleaning beginning in late 1999. New store pre-opening costs had the most significant impact on the increase in trash pickup costs and office supplies.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         General and administrative expenses increased $131,000 for fiscal 2000 compared to fiscal 1999 (from $1,110,000 to $1,241,000). As a percentage of revenue, general and administrative expenses were 3.7% of revenue in both fiscal 1999 and in fiscal 2000. The increase in general and administrative expenses in 2000 was primarily due to increased payroll costs related to the Company's new store growth over the past two years including supervisory, marketing, accounting and administrative personnel added to support the additional activities related to new store openings and operations. Also contributing to the increase in restaurant general and administrative costs was an increase in transportation costs, which was largely offset by a reduction in Michigan single business tax.

         Corporate Level Expenses

         General and administrative expenses for corporate level expenses increased $143,000 for fiscal 2000 compared to fiscal 1999 (from $670,000 to $813,000), from 2.3% of revenue in 1999 to 2.5% of revenue in 2000. The increase was primarily due to a non-recurring reduction in legal expense of $192,000 in 1999 resulting primarily from the receipt of insurance proceeds to cover legal fees incurred in previous litigation, and an increase in computer system development fees related to the new financial reporting system. Excluding the $192,000 non-recurring reduction in legal costs in 1999, corporate level general and administrative expenses decreased $49,000 in fiscal 2000 compared to fiscal 1999. Reductions in business insurance premiums due primarily to a change in carriers, and a reduction in executive compensation due to the award of no management incentive compensation, accounted for the majority of this decrease.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $300,000 for fiscal 2000 compared to fiscal 1999 (from $1,101,000 in fiscal 1999 to $1,401,000 in fiscal 2000). Amortization expense, which increased approximately $22,000, related to (i) new loan costs and franchisee fees incurred for new restaurant development and (ii) new loan costs incurred on the newly obtained line of credit. Depreciation expense increased $278,000 in 2000 compared to 1999, which resulted primarily from depreciation on capital expenditures related to new stores ($178,000) and capital improvements made to existing restaurants.

IMPAIRMENT OF ASSETS

         In fiscal 2000, the Company closed one restaurant and listed another for sale due to the opening of a new restaurant in the same market area. The property and equipment owned by the Company at these locations were written down to their estimated fair market value resulting in an impairment loss in 2000 of $553,549. During 1999, the Company determined that there was a permanent decline in the market value of the property and equipment at one of the Company's restaurants due to changes in local market conditions, thus management decided that the lease for this restaurant would not be renewed. As a result, the property and equipment owned by the Company at this location was written down to the estimated fair market value resulting in an impairment loss of $156,000 in fiscal 1999.

INTEREST EXPENSE

         Interest expense in fiscal 2000 and 1999 was $1,361,000 and $1,314,000, respectively. The net increase of $47,000 for fiscal 2000 was due to a combination of an increase of $150,000 of interest expense resulting primarily from $4.4 million of additional debt incurred in fiscal 2000 to finance the development of new restaurants and an increase of $126,000 of interest expense representing a full year of interest on the $3.1 million of additional debt incurred in 1999 for the development of new restaurants. These interest expense increases were partially offset by a decrease of $198,000 in interest expense related to the notes payable issued by the Company in connection with the notes receivable from the sale of the hotel properties and interest reductions resulting from decreases in the principal balances of certain long-term debt and obligations under capital leases. Nearly all of the Company's long-term debt is at fixed interest rates.

INTEREST INCOME

         Interest income decreased $293,000 for fiscal 2000 (from $391,000 in 1999 to $98,000 in 2000). Interest income for 1999 was primarily the result of interest earned on the notes receivable obtained in the sale of the hotel properties which were paid in full in August 1999 and April 2000, resulting in a significant decrease in interest income in fiscal 2000 compared to fiscal 1999.

GAIN ON DISPOSAL OF ASSETS

         In fiscal 2000, a gain on disposal of assets of $142,000 was recognized. Of this gain, $95,000 was the result of the sale of vacant land. The remaining $47,000 was a non-cash gain recorded due to the excess of insurance proceeds over the net book value of equipment damaged by fire at one of the Company's restaurants. In fiscal 1999, a gain on disposal of assets of $391,000 was recognized. The gain resulted from the sale of life insurance policies at a gain of $200,000, and from the excess of insurance proceeds over the net book value of fire damaged equipment totaling $191,000.

              COMPARISON OF YEARS ENDED NOVEMBER 30, 1999 AND 1998
              ----------------------------------------------------

REVENUE

         Revenue increased 10.0% from $27,044,000 in fiscal 1998 to $29,752,000 in fiscal 1999. Revenue for 1999 included sales from three new restaurants which opened in February, March and June, respectively. Revenue from new restaurants totaled $2,101,000 in 1999 accounting for 7.1% of the 10.0% increase in revenue. Fiscal 1999 revenue was adversely impacted by the closing of two restaurants during the year due to fire damage resulting in a combined loss of approximately seven months of sales. Quarterly revenue on a per restaurant basis for restaurants in operation during the same periods of fiscal 1999 and 1998 ("same store sales"), are set forth in the following table:

                      Average Net Sales Per Restaurant Unit
                      -------------------------------------

                                                   1999               1998             Increase          % Increase
                                             --------------     --------------        -----------        ----------
Three months ended November 30               $      287,161     $      278,766        $     8,395            3.0%
Three months ended August 31                        301,321            293,119              8,202            2.8%
Three months ended May 31                           287,449            267,263             20,186            7.6%
Three months ended February 28                      258,065            240,925             17,140            7.1%
                                             --------------     --------------        -----------
Year ended November 30                       $    1,133,996     $    1,080,073        $    53,923            5.0%
                                             ==============     ==============        ===========

         The 5.0% (approximately $1,300,000) increase in same store sales in fiscal 1999 was primarily attributable to (i) an increase in customer traffic during late night hours (sales between the hours of 10:00 p.m. and midnight), resulting in a $227,000 increase in late night sales in 1999 compared to 1998,
(ii) an increase in beverage selling prices and "combo" meal prices in July 1999 combined with an increase in value menu prices in October 1999 from $0.99 per item to $1.09 per item resulting in an increase in sales of approximately $285,000, and (iii) increased "combo" transactions and upsizing (the addition of a larger beverage and French fry to standard combo meals for an additional thirty-nine cents). The increase in selling prices, combo transactions and upsizing sales contributed to an increase of approximately 5.0% increase in average customer ticket in fiscal 1999 compared to fiscal 1998.

         The Company's fiscal 1999 average sales on a per restaurant basis of approximately $1,134,000 were comparable to the average sales of both (i) Wendy's system-wide domestic restaurants (i.e. franchised and franchisor-owned) which were $1,138,000 per restaurant in 1999, and (ii) Wendy's franchised domestic restaurants which were $1,102,000 per restaurant in 1999.

COST OF FOOD AND BEVERAGES

         Cost of food and beverages increased $805,000 in fiscal 1999 compared to fiscal 1998 (from $7,752,000 to $8,557,000), which was the result of the increase in revenue. As a percentage of revenue, cost of food and beverages was 28.8% in 1999 compared to 28.7% in 1998. Overall food costs remained relatively constant in fiscal 1999 compared to fiscal 1998. Cost of meat products, which represent approximately 40% of the Company's cost of food and beverages, decreased slightly in fiscal compared to 1998. This decrease was largely offset by an increase in the cost of dairy products. The cost of food and beverage percentages of 28.8% in fiscal 1999 and 28.7% in fiscal 1998 were in line with the Company's and Wendy's International's guidelines.

OPERATING EXPENSES

         Operating expenses as a percentage of revenue decreased 1.0 percentage points in fiscal 1999 compared to fiscal 1998 (from 58.5% of revenue in 1998 to 57.5% in 1999). The net decrease in operating expenses as a percentage of revenue was primarily the result of reductions in rent expense and advertising expense in excess of increased payroll costs. A detailed discussion follows:

         Rent Expense

         Rent expense decreased $295,000 in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, rent expense decreased from 4.2% of revenue in 1998 to 2.8% of revenue in 1999. The reduction in rent expense resulted from the September 1998 purchase of five restaurants which were previously leased. The Company realized a corresponding increase in interest expense and depreciation due to this purchase. The elimination of this rent expense was slightly offset by increased rent at certain leased restaurants due to increased sales volume at these restaurants in fiscal 1999 compared to fiscal 1998.

         Advertising Expenses

         Advertising expense decreased $121,000 in fiscal 1999 compared to fiscal 1998. As a percentage of revenue, advertising expense decreased 0.9 percentage points, from 5.7% of revenue in 1998 to 4.8% of revenue in 1999. The reduction in advertising costs in fiscal 1999 was primarily the result of an increase in advertising rebates earned in 1999 compared to rebates earned in 1998. The Company changed beverage suppliers in May 1998 (from Coca-Cola to PepsiCo), and the new beverage contract with PepsiCo included increased advertising funds. The Company also received a refund of approximately $30,000 in fiscal 1999 from its local advertising cooperative due to an overpayment related to the prior year's advertising commitment.

         Increased Payroll Expenses

         Payroll costs increased from 31.4% of revenue in fiscal 1998 to 33.1% of revenue in fiscal 1999. A tight labor market, and its effect on the availability and cost of labor, was the primary reason for the increase in payroll costs. As a percentage of revenue, restaurant crew labor costs increased
1.3 percentage points (a 7.7% increase) in fiscal 1999 compared to fiscal 1998. This increase was primarily the result of an increase in the average hourly rate of 6.3%. This increase in hourly rate was partially due to an increase in overtime premium wages, and additional hours required for positional training and operations during the opening phase at new restaurants opened in fiscal 1999. Payroll taxes, training costs, and supervisors salaries also increased in 1999, and employee health insurance costs increased from 1.7% of revenue in 1998 to 2.0% of revenue in 1999, as a result of increased premiums.

         On a per restaurant basis, restaurant operating expenses increased from an average of $633,000 per restaurant in fiscal 1998 to an average of $651,000 per restaurant in fiscal 1999, an increase of 2.8% compared to the 5.0% increase in same store sales.

GENERAL AND ADMINISTRATIVE

         Restaurant Operations

         General and administrative expenses for the restaurant operations in fiscal 1998 included an annual administrative fee paid to the former general partner of $160,000 compared to $7,700 in fiscal 1999. The general partner administrative fee was eliminated in the first month of fiscal 1999 when a change in the general partner occurred. Excluding the general partner administrative fee, general and administrative expenses increased $10,000 in 1999 compared to 1998 (from $1,092,000 to $1,102,000). As a percentage of revenue, general and administrative expenses (excluding the general partner administration fee) decreased from 4.0% of revenue in fiscal 1998 to 3.7% of revenue in fiscal 1999.

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

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased $209,000 for fiscal 1999 compared to fiscal 1998 (from $892,000 in fiscal 1998 to $1,101,000 in fiscal 1999). The increase in depreciation was primarily attributable to the acquisition of five restaurants in September 1998 that were previously leased and the addition of three new restaurants in 1999.

IMPAIRMENT OF ASSETS

         During 1999, the Company determined that there was a permanent decline in the market value of the property and equipment at one of the Company's restaurants due to changes in local market conditions. In 1999 management decided that the lease for this restaurant would not be renewed. As a result, the property and equipment owned by the Company at this location was written down to the estimated fair market value resulting in an impairment loss of $156,000.

INTEREST EXPENSE

         Interest expense in fiscal 1999 and 1998 was $1,314,000 and $1,473,000, respectively. Long-term obligations were restructured during the fourth quarter of 1998 which resulted in a weighted average interest rate of approximately 9% for fiscal 1999 compared to approximately 12.5% for fiscal 1998.

         The impact on interest expense of this significant reduction in interest rates more than offset the additional interest expense incurred due to the Company's increase in long-term obligations. Long-term debt increased from $9,400,000 as of August 31, 1998 (prior to the Company's debt restructuring), to $15,100,000 as of November 30, 1999. The increase in long-term debt was due to borrowings of $10,100,000 in the fourth quarter of 1998 of which $4,200,000 was used to acquire five restaurants that were previously leased by the Company. The remaining $5,900,000 was used to refinance existing long-term debt at a lower interest rate. During fiscal 1999, the Company borrowed an additional

$3,100,000 to finance the land and building for three new restaurants opened during fiscal 1999 and to acquire land for a restaurant currently under construction.

INTEREST INCOME

         Interest income increased $206,000 for fiscal 1999 (from $185,000 in 1998 to $391,000 in 1999). Interest income for 1999 and 1998 was primarily the result of interest earned on the notes receivable obtained in the sale of the Thomas Edison Inn and the Grand Harbor Resort & Yacht Club.

GAIN ON DISPOSAL OF ASSETS

         A gain on disposal of assets of $391,000 was recognized in fiscal 1999. The gain resulted from the sale of life insurance policies at a gain of $200,000, and from the excess of insurance proceeds over the net book value of fire damaged equipment totaling $191,000. The Company experienced fires at two of its restaurant locations in fiscal 1999. One fire occurred in April 1999 the second fire occurred in October 1999. Substantially all damaged property was covered by insurance.

                     DISCONTINUED OPERATIONS - LODGING GROUP

         During the second quarter of 1998, the Company entered into agreements to sell its remaining hotel properties. This resulted in the Company accounting for its lodging business segment as a discontinued operation as of May 31, 1998. Below is a summary of the lodging group's operating results for the year ended November 30, 1998, as well as a summary of the sale transactions for the two hotel properties sold in fiscal 1998:

   Revenues                                                                $   6,358,126
   Costs and expenses                                                          6,206,192
                                                                           -------------
   Earnings from operations                                                      151,934
      Other expense                                                             (791,166)
                                                                           --------------
      Loss from discontinued operations
           before federal income taxes                                     $    (639,232)
                                                                           ==============

A summary of the sale transactions for the two hotel properties sold in fiscal 1998 is as follows:

                                                                                     Grand Harbor
                                                               Thomas Edison            Resort
                                                                    Inn              & Yacht Club
                                                              ----------------      ---------------

Date of sale                                                 September 1, 1998       June 15, 1998


Selling price (before selling costs)                          $     12,200,000      $     4,500,000
Promissory note held by Company                                      2,000,000            1,375,000
                                                              ----------------      ---------------

Cash portion of selling price                                 $     10,200,000      $     3,125,000
                                                              ================      ===============



Gain on sale of assets                                         $     3,273,893      $       583,164
Loss from operations from measurement
  date (May 31, 1998) to date
  of disposal                                                          109,800               35,893
                                                              ----------------      ---------------
Gain on disposal of discontinued
  operations                                                         3,164,093              547,271
Extraordinary charges (includes loan
  prepayment penalty and write-off of
  deferred finance costs)                                             548,395               178,777
                                                              ---------------       ---------------

Impact on equity                                              $      2,615,698      $       368,494
                                                              ================      ===============

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flows - Year Ended November 30, 2000

         Cash and cash equivalents ("cash") decreased $791,000, from $1,579,000 as of November 30, 1999 to $788,000 as of November 30, 2000. The decrease in cash was the result of the following:

         Net cash provided by operating activities                              $       736,000
         Net cash used in investing activities                                       (4,556,000)
         Net cash provided by financing activities                                    3,029,000
                                                                                ---------------

         Net decrease in cash                                                   $      (791,000)
                                                                                ================

         Net cash provided by operating activities decreased $217,000, from $953,000 in fiscal 1999 to $736,000 in fiscal 2000. The decrease of $217,000 in cash provided by operating activities in fiscal 2000 was significantly less than the decrease in earnings of $1,824,000 in 2000 compared to 1999 partially due to certain non-cash transactions in fiscal 2000 compared to fiscal 1999, including
(i) an increase of $299,000 in depreciation and amortization expense, (ii) an increase of $397,000 in charges related to impairment of assets, and (iii) a reduction in the amount of non-cash gains from the replacement of restaurant assets damaged by fire (paid for by insurance proceeds) of $144,000. The impact on cash provided by operating activities in 2000 was also affected by a reduction in cash used to satisfy certain obligations during fiscal 1999 which was not repeated in fiscal 2000, including (i) obligations related to discontinued operations ($594,000), and (ii) amounts due to the former general partner of the Wendy's partnership ($245,000).

         Net cash used in investing activities increased $2,708,000 in fiscal 2000 compared to fiscal 1999. Fiscal 2000 activity reflects an investment of $5,013,000 into both new restaurants ($4,425,000) and upgrades to existing restaurants ($588,000, net of insurance proceeds of $195,000 which were used to replace property damaged by fire). This compares to $4,593,000 invested in 1999 which included (i) $4,189,000 invested into new restaurants and (ii) upgrades to existing restaurants of $404,000 (net of insurance proceeds of $671,000 which were used to replace property damaged by fire). Also contributing significantly to the increase in cash used in investing activities was the reduction of $2,270,000 in cash collected on notes receivable in 2000 compared to 1999.

         Net cash provided by financing activities increased $2,664,000 in fiscal 2000 compared to fiscal 1999. This increase resulted from (i) new borrowings totaling $4,420,000 in fiscal 2000 (primarily for the development of new restaurants) compared to $3,116,000 of new borrowings in fiscal 1999, and
(ii) a reduction of $1,375,000 in principal payments on notes payable related to notes receivable which were incurred from the sale of the hotel properties. Scheduled principal payments on long-term obligations were approximately $174,000 more in fiscal 2000 than in fiscal 1999.

Cash Flows - Year Ended November 30, 1999

         Cash and cash equivalents ("cash") decreased $530,000, from $2,109,000 as of November 30, 1998 to $1,579,000 as of November 30, 1999. The decrease in cash was the result of the following:

         Net cash provided by operating activities                              $       953,000
         Net cash used in investing activities                                       (1,848,000)
         Net cash provided by financing activities                                      365,000
                                                                                ---------------

         Net decrease in cash                                                   $      (530,000)
                                                                                ================

         Net cash provided by operating activities decreased $5,563,000, from $6,516,000 in fiscal 1998 to $953,000 in fiscal 1999. The majority of the decrease was due to (i) a $659,000 decrease in net earnings, (ii) a one-time net receipt of $2,168,000 of marketing and conversion funds from the Company's beverage supplier in fiscal 1998, and (iii) a $2,028,000 net change in cash from a decrease in net liabilities of discontinued operations. In 1998, assets of discontinued operations were sold generating cash compared to fiscal 1999 when liabilities of discontinued operations were retired using cash.

         Net cash used in investing activities decreased $7,219,000 in fiscal 1999 compared to fiscal 1998. Of the decrease, $5,965,000 was the result of an increase in cash used in investing activities in 1998 due to the $3,220,000 issuance of notes receivable in 1998 in connection with the sale of the hotel properties, compared to a decrease from payments received on these notes receivable totaling $2,745,000 in fiscal 1999. The 1999 activity also reflects an investment of $4,593,000 into new restaurants ($4,189,000) and upgrades to existing restaurants ($404,000, net of insurance proceeds of $671,000 which were used to replace property damaged by fire). This compares to $5,813,000 invested in 1998 which included (i) a $4,200,000 purchase of real estate associated with five restaurants previously leased, (ii) a payment of $759,000 for the remaining interest in the former Wendy's of West Michigan Limited Partnership, and (iii) a $400,000 investment in the development of future restaurants.

         Net cash provided by financing activities decreased $3,234,000 in fiscal 1999 compared to fiscal 1998. New debt incurred for the construction of three new restaurants in 1999 was $3,116,000 compared to new debt of $4,800,000, net of refinanced debt, in 1998, which was incurred primarily for the purchase of five restaurants that had previously been leased. Additionally, cash provided by financing activities in 1999 decreased due to the repayment of $2,000,000 on short and long-term notes payable compared to $1,499,000 of net proceeds from notes payable in 1998. These notes payable were incurred when the Company sold participation interests in the notes receivable resulting from the sale of the hotel properties. Scheduled principal payments were reduced by approximately $1,000,000 in fiscal 1999 compared to fiscal 1998 due to the restructuring of the Company's long-term obligations.

Financial Condition

         As of November 30, 2000, the Company's current liabilities exceeded its current assets by $2,347,000 compared to November 30, 1999, when current liabilities exceeded current assets by $1,099,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company's current liabilities exceeded its current assets by $1,307,000 at November 30, 2000. At these dates the ratios of current assets to current liabilities were
 .35:1 and .69:1, respectively. A significant reason for the decline in working capital was the cash investment of approximately $771,000 in new restaurants and upgrades at existing restaurants in fiscal 2000. The above discussion regarding cash flows for the year ended November 30, 2000 provides additional details of the decrease in cash as well as the most significant reasons for the decrease in working capital.

         Cash flow from existing restaurants in fiscal 2000 was significantly less than the Company has historically experienced. As a result, the Company is beginning fiscal 2001 with less cash reserves than desired and at less than historical levels. Liquidity issues currently facing the Company include (i) seasonal cash flow tightening which occurs in the first quarter of the Company's fiscal year, (ii) negative cash flow typically experienced by new stores during the pre-opening and start-up phase of operations, and (iii) the need to successfully execute management's plans to implement changes to operations so that existing restaurants can exceed profit margins experienced in the past. The Company anticipates using three different cash sources to meet operating cash needs during the first quarter of the year. These sources include (i) participating in advances and seasonal payment terms offered by the Company's primary suppliers, (ii) using the Company's working capital line of credit, and
(iii) utilizing approximately $2,000,000 generated from the sale of common stock.

         The resulting cash management activities can be discussed in two primary areas: (i) operations of existing Wendy's restaurants and (ii) investment into new Wendy's restaurants.

         Cash flow from existing operations has declined over the past year due to both increased operating costs and operational challenges resulting from the Company's significant growth rate over the past two years. Previous management of the Company developed only two new restaurants between 1988 and 1998. A new management team that was assembled in 1998 began aggressively developing new restaurants. In the past two years the Company has experienced a 32% increase in number of restaurants. The Company has recognized the need to implement a number of operational changes in order to effectively manage a growing and larger company. These changes, which are being implemented during the first quarter of fiscal 2001, are discussed in detail in the "Management Outlook" section. It is anticipated that these initiatives will increase cash flow from existing operations over the upcoming fiscal year.

         Capital investment into existing restaurants is estimated at $1,000,000 during fiscal 2001. It is anticipated that the capital resources for this investment will be a combination of internally generated cash from existing operations and financing that is available under Wendy's International preferred lender programs.

         The Company plans to open six to eight new stores during fiscal 2001. In order to minimize the impact of increased cash flow requirements that are generated during a new store start-up period, the Company is limiting new store openings to only one store during the first fiscal quarter with the remaining stores opening throughout the balance of the fiscal year. The Company benchmarks and monitors its pre-opening and start-up costs to insure that improved efficiencies are being achieved.

         The majority of the planned new restaurants for fiscal 2001 will require an investment in real estate and equipment, and the remainder of the planned new restaurants will require an investment in equipment only as the real estate will be leased. It is anticipated that the new restaurants will require an investment of up to $1.25 million for each new restaurant that is owned and up to $275,000 for each new restaurant that is leased. It is expected that $275,000 of equity will be invested in each new restaurant. Approximately $2 million of development equity was raised in the sale of common stock occurring during the first quarter of fiscal 2001. Any remaining investment will be funded through long-term financing. The Company has received a $3,750,000 forward commitment for debt financing for three new restaurants and has received multiple proposals to obtain additional debt financing to purchase both the equipment and real estate for the remaining new restaurants. The Company commenced construction on a new restaurant scheduled to open in March 2001. The Company anticipates utilizing approximately $1,000,000 of the forward commitment for this restaurant. The 15-year mortgage (20-year amortization) and 7-year equipment loan will carry fixed interest rates equal to 2.6% over the then current same term treasury rates. Based on current treasury rates, the rate would be approximately 7.9%. Other financing commitment proposals contain similar terms.

         The Company's various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

         - Fixed Charge Coverage Ratio ("FCCR") of 1.2:1 for the Wendy's operation as a whole;
         - FCCR of 1.2:1 for the Wendy's restaurants that are subject to a real estate mortgage;
         - FCCR of 1.4:1 for the Wendy's restaurants that are subject to both a real estate mortgage and a business value loan;
         - Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0 : 1; and
         - a restriction against using operating cash flow from the Wendy's business to fund corporate level expenses if such funding would cause the FCCR to be less than 1.2:1.

At November 30, 2000, the Company was in compliance with these covenants.

         The Company's loan agreements restrict the amount of currently generated operating cash flow from the Wendy's operation that may be utilized to fund corporate level expenses. These requirements were met during 2000, and the Company anticipates that these requirements will be met in the upcoming year through the use of (i) allowable cash flow from the Wendy's operations and (ii) cash reserves.

         In light of these operational and investment cash flow management challenges, the Company plans to meet its current obligations over the next twelve months by:

         -  Utilizing cash balances.
         -  Using operating cash generated from existing Wendy's restaurants.
         - Borrowing on its $3.5 million line of credit. As of January 31, 2001, $1,050,000 was outstanding on the line with $2,450,000 available.
         -  Selling real estate currently listed for sale.
         - Obtaining an advance of marketing funds from the Company's beverage supplier.
         -  Working with vendors to obtain extended payment terms.
         - Exploring the financing of certain of the planned capital expenditures as opposed to paying cash, specifically with respect to planned renovations at the existing Wendy's restaurants.
         - Exploring the financing of equipment packages for certain of the new restaurants.
         -  Reducing or deferring the capital expenditures described above.
         - Investing the approximately $2 million of funds generated from the sale of common stock which occurred in the first quarter of fiscal 2001.

         There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

INFLATION AND CHANGING PRICES
-----------------------------

         The food service industry has been affected by the shortage of management and hourly employees. Rising wage rates, due to this shortage, had a negative impact on the Company's operating results in fiscal 2000. It is expected that labor cost pressures will continue into fiscal 2001. Increases in labor costs, along with periodic increases in food and other operating expenses (including higher fuel and utility costs), are normally passed on to customers in the form of price increases. However, highly competitive market conditions have minimized the Company's ability to offset higher costs through price increases to its customers. The Company instituted price increases equal to about 8% during the fourth quarter of 2000, which are expected to produce additional cash flow to offset increased operating costs.

MANAGEMENT'S OUTLOOK
--------------------

         During the fourth quarter of 2000, the Company was successful in attracting a new president to the Company. Robert E. Riley brings many years of retail management experience to the Company. Under the joint leadership of Robert E. Schermer, Jr. and Mr. Riley, the Company has initiated a total evaluation and reengineering of many of its administrative and operational processes. The Company began implementing several operational changes that are expected to increase cash flow. These changes include (i) adopting a more objective profit-oriented incentive compensation plan for restaurant management,
(ii) creating special contests for crew members each quarter in order to involve them more fully in striving to meet the Company's financial and operational goals, (iii) realignment of key operational personnel into more productive and profit-generating positions, (iv) increasing menu prices to better align the Company's prices with its competitors and to absorb operating cost increases,
(v) consolidation of the Company's Grand Rapids and Kalamazoo offices into a new office in Grand Rapids, (vi) establishing an in-house training center to improve the quality and effectiveness of restaurant managers and to reduce turnover, and
(vii) implementing an aggressive capital improvement plan at existing restaurants. These operational initiatives, along with an aggressive and strategic growth plan, are the key elements of management's plans for fiscal 2001.

         During the upcoming year, management will focus on stabilizing the workforce at its restaurants. With a renewed emphasis on recruiting, management intends to improve upon its hiring process. Through improved training programs and working conditions, combined with a competitive compensation and incentive pay plan, management expects to retain a greater percentage of its employees in fiscal 2001 and beyond. Recent industry-wide surveys indicate that employee recruitment and retention is the top operational challenge for quick-service restaurant businesses in 2001. Retention and recruiting remain a key focus for the Company.

         Capital improvements will focus on two primary areas: renovation of restaurant properties and the continued implementation of the Wendy's system-wide program called "Service Excellence." The major thrust of Service Excellence involves training employees to approach service in a new manner. With the average age of the Company's restaurants at approximately 13 years, the Company is targeting several of its older restaurants for a complete "face-lift" which is expected to improve the overall dining experience for its customers.

         Restaurant openings form the basis of the Company's growth strategy. During fiscal 2001 the Company plans to open six to eight new units. In addition, the Company will continue to assess its existing units to determine whether it is in the Company's best interest to close older and outdated units, and replace such units with new, more efficient restaurants.

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

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers and Significant Employees
-------------------------------------------------------

         The following is information concerning the current directors, executive officers and significant employees of the Company as of February 12, 2001:

   ===================================== ==================================== =====================================
                                                                                         COMMON SHARES
                                                                                       BENEFICIALLY OWNED
                                                                                       ------------------
             NAME AND AGE (1)                         POSITION                    AMOUNT (2)         PERCENTAGE
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Schermer, Sr. (3) (4)       Chairman of the Board of Directors              637,521       11.8%
                    65
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Schermer, Jr. (3) (5) (6)   Chief Executive Officer and                     472,079        8.6%
                    42                   Director
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Riley (6) (7)               President                                       525,200        9.6%
                    53
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Pauline M. Krywanski (6)              Vice President, Treasurer and Chief              42,276         *
                    40                   Financial Officer
   ------------------------------------- ------------------------------------ ------------------- -----------------
   James R. Saalfeld (6)                 Vice President, Secretary and                    29,606         *
                    33                   General Counsel
   ------------------------------------- ------------------------------------ ------------------- -----------------
   James P. Bishop (8) (9)               Director                                         37,156         *
                    60
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Christopher P. Hendy (8) (9)          Director                                         18,591          *
                    43
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Joseph L. Maggini (3) (8) (10)        Director                                        422,090        7.8%
                    61
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Jerry L. Ruyan (9)                    Director                                        249,296        4.6%
                    54
   ------------------------------------- ------------------------------------ ------------------- -----------------
   All Current Executive Officers and                                                  2,433,815       43.7%
   Directors as a Group (9 persons)
   ===================================== ==================================== =================== =================
                                                                                                   * Less than 1%

(1) Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.
(2) Includes options held by non-employee directors to acquire from 3,000 to 9,000 shares pursuant to the 1996 Directors' Share Option Plan.
(3)  Executive Committee Member.
(4)  Includes 4,000 shares held by Mr. Schermer, Sr.'s wife.
(5) Includes 3,850 shares held by Mr. Schermer, Jr. as a custodian for his minor child.
(6) Includes options presently exercisable, or exercisable within 60 days, for Mr. Schermer, Jr. of 56,041 shares, Mr. Riley of 25,000, Ms. Krywanski of 17,526 shares, and Mr. Saalfeld of 19,029 shares.
(7) Includes 7,500 shares held by a trust for the benefit of Mr. Riley's wife, and 10,275 shares held by Mr. Riley's spouse in an IRA account.
(8)  Compensation Committee Member.
(9)  Audit Committee Member.
(10) Includes 1,100 shares held by Mr. Maggini's wife, and 1,000 shares held by Mr. Maggini's son.

         Robert E. Schermer, Sr. has been a director of the Company since January 25, 1996. He is currently Senior Vice President and a Managing Director of Robert W. Baird & Co. Incorporated, an investment banking and securities brokerage firm headquartered in Milwaukee, Wisconsin. Mr. Schermer has held this position for more than five years. He is the father of Robert E. Schermer, Jr.

         Robert E. Schermer, Jr. has been a director of the Company since January 25, 1996. He has been Chief Executive Officer of the Company since October 6, 1998. Mr. Schermer also served as President of the Company from October 1998 until October 2000, Treasurer of the Company from January 1996 until September 1996, and Executive Vice President from January 1996 until October 1998.

         Robert E. Riley has been President of the Company since October 25, 2000. From 1984 until 1999, Mr. Riley was with Meijer Inc., a multi-billion dollar supermarket and general merchandise retailer, where he held the position of Senior Vice President, General Counsel and Secretary since 1986.

         Pauline M. Krywanski has been Vice President, Treasurer and Chief Financial Officer of the Company since May 20, 1997. From 1988 to 1997, Ms. Krywanski was with American Medical Response, a healthcare transportation provider, where she was Director of Financial Operations in the Midwest Region. Ms. Krywanski is a CPA.

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

         Christopher P. Hendy has been a director of the Company since July 16, 1998. Since August 1996, Mr. Hendy has been a partner in Redwood Holdings, Inc., an investment/venture capital company located in Cincinnati, Ohio. Between 1991 and 1996, Mr. Hendy was the Vice President Manager - Asset Based Lending with Fifth Third Bank. Mr. Hendy is also a director of Hemagen Diagnostics, Inc. (HMGN:NAS), a manufacturer of medical diagnostic test kits, and Schonstedt Instrument Company, a manufacturer of magnetic field detecting and measuring instruments.

         Joseph L. Maggini has been a director of the Company since January 25, 1996. Since founding the company in 1974, Mr. Maggini has served as President and Chairman of the Board of Magic Steel Corporation, a steel service center located in Grand Rapids, Michigan.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 2000 all filing requirements were met except for Mr. Riley who untimely reported a purchase of 1,500 common shares.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000 in fiscal 2000:

==================================================================================================================
                                           SUMMARY COMPENSATION TABLE
-------------------------------- ---------- ------------------------------ ---------------------------------------
                                                 ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                           SECURITIES UNDER-      OTHER ANNUAL
  NAME AND PRINCIPAL POSITION      YEAR         SALARY          BONUS        LYING OPTIONS        COMPENSATION
================================ ========== =============== ============== =================== ===================
Robert E. Schermer, Jr.               2000        $136,585            ---              20,205                 ---
Chief Executive Officer               1999        $127,000        $27,782              50,000                 ---
                                      1998        $164,773        $25,000              45,000                 ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Ray E. Quada                          2000         $93,353            ---                 ---          $25,331(2)
Senior Vice President & Chief         1999        $122,470        $25,884              25,768                 ---
Operating Officer                     1998        $120,941        $36,649              12,500                 ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Pauline M. Krywanski                  2000        $104,242         $5,000                 ---                 ---
Vice President, Treasurer &           1999        $101,600        $22,225              24,496                 ---
Chief Financial Officer               1998         $98,958        $10,000              10,000                 ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
James R. Saalfeld                     2000         $93,817         $5,000                 ---                 ---
Vice President, General               1999         $91,440        $20,003              27,741                 ---
Counsel & Secretary                   1998         $87,917        $10,000              10,000                 ---
================================ ========== =============== ============== =================== ===================

(1)  Mr. Schermer, Jr. also received an annual automobile allowance.
(2) Mr. Quada passed away on August 27, 2000. One-time payments were made associated with the funeral expenses and accrued employment benefits.

         STOCK OPTIONS

         The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary Compensation Table and the appreciation of such options:

===================================================================================================================
                                           OPTION GRANTS IN FISCAL 2000

-------------------------------------------------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                                                                                                 VALUE AT
                                                                                         ASSUMED ANNUAL RATES OF
                                                                                         STOCK PRICE APPRECIATION
                                                                                                   FOR
                                                                                               OPTION TERM
                                NUMBER OF        % OF TOTAL     EXERCISE
                               SECURITIES      OPTIONS GRANTED   PRICE
                               UNDERLYING      TO EMPLOYEES IN   ($ PER     EXPIRATION
           NAME              OPTIONS GRANTED    FISCAL 2000      SHARE)        DATE         5%            10%
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
Robert E. Schermer, Jr.          20,205              89 %       $ 2.4375    12/1/2009    $ 30,978      $ 78,504
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------
                          FISCAL 2000 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------
                                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED             IN-THE
                                                               OPTIONS AT FISCAL YEAR    MONEY OPTIONS AT FISCAL
                                                                        END                      YEAR END
                            SHARES ACQUIRED
           NAME               ON EXERCISE    VALUE REALIZED   EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Robert E. Schermer, Jr.          ---              ---               91,000/114,205           (1)   $6,250/$25,000
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Ray E. Quada                     ---              ---               10,154/28,114            (1)      $868/$3,472
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Pauline M. Krywanski             ---              ---               14,898/29,598            (1)   $1,041/$4,167
--------------------------- --------------- ----------------- ------------------------- ---------------------------
James R. Saalfeld                ---              ---               29,549/35,692            (1)   $1,649/$6,597
=========================== =============== ================= ========================= ===========================

(1) There is no value associated with a significant portion of the exercisable options because the exercise price for these options is in excess of the year-end share price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Other than certain of the Company's directors and officers as identified in Item 10 herein, no other shareholders are known by the Company to beneficially own 5% or more of the Company's outstanding common shares as of February 12, 2001, except for Peter D. Wierenga who reported beneficial ownership of 271,109 (5.0%). Mr. Wierenga's business address is reported in his
Schedule 13D as 3703 S. Division Ave., Grand Rapids, Michigan 49503.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Management believes that the following transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         On November 30, 2000, Meritage sold 200,000 unregistered common shares to the Company's newly appointed President, Robert E. Riley, in connection with Mr. Riley's appointment as President. The shares were priced at $2.00 per share which was the closing price of Meritage's common shares on the American Stock Exchange on October 25, 2000, the date that Mr. Riley was appointed President. The source of the common shares issued to Mr. Riley was treasury shares.

         On February 9, 2001, Meritage completed the sale of 762,500 unregistered common shares to its officers and certain directors at $2.1556 per share in a private placement. Cash proceeds of $1,104,745 and a 90-day promissory note for $538,900 will be used for the continued development of its Wendy's operations. The private placement was authorized by the Board of Directors on January 22, 2001. The share price was computed by adding $0.0625 to the average closing price of the common shares on the American Stock Exchange for the ten trading days beginning on January 22, 2001. The source of the common shares issued was treasury shares. The following directors and officers participated in the private placement and acquired the common shares noted next to their name: Director - James P. Bishop (10,000 shares); Director - Joseph L. Maggini (230,000 shares); CEO & Director - Robert E. Schermer, Jr. (250,000 shares); President - Robert E. Riley (250,000 shares); Vice President & Secretary - James R. Saalfeld (2,500 shares); and Vice President & Treasurer - Pauline M. Krywanski (20,000 shares). Mr. Schermer's shares were purchased with a 90-day recourse note to Meritage bearing interest at 8.0% per annum and secured by 250,000 common shares.

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

         (a)(3) Exhibit List.
                ------------

         The following documents are exhibits to this Annual Report:

Exhibit No.                          Description of Document
-----------     ----------------------------------------------------------------
3.1             Amended and Restated Articles of Incorporation (1).

3.2             Restated and Amended Bylaws (2).

4.1             Certificate of Designation of Series A Convertible Preferred
                Shares (3).

10.1            Sample Construction Loan Agreement with Captec Financial Group,
                Inc. (4).

10.2            Sample Promissory Note with Captec Financial Group, Inc.
                regarding real estate financing (4).

10.3 Sample Mortgage with Captec Financial Group, Inc. regarding real estate financing (4).

10.4            Sample Promissory Note with Captec Financial Group, Inc.
                regarding leasehold financing (4).

10.5 Sample Mortgage with Captec Financial Group, Inc. regarding leasehold financing (4).

10.6            Sample Promissory Note with Captec Financial Group, Inc.
                regarding business value financing (4).

10.7            Sample Security Agreement with Captec Financial Group, Inc.
                regarding business value financing (4).

10.8            Sample Loan Agreement with Fleet Business Credit Corporation
                (5).

10.9            Sample Promissory Note with Fleet Business Credit Corporation
                (5).

10.10           Sample Mortgage with Fleet Business Credit Corporation (5).

10.11           Sample Guaranty with Fleet Business Credit Corporation (5).

10.12 Line of Credit, Term Loan & Security Agreement with Fleet Business Credit Corporation (6).

10.13 Promissory Note for Line of Credit with Fleet Business Credit Corporation (6).

10.14 Consent Agreement dated May 16, 1997 between Wendy's International, Inc., Wendy's of Michigan, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise Agreement, Guaranties, and Release of Claims attached as exhibits (7).

10.15 Agreement and Consent dated August 7, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr., and Christopher B. Hewett (4).

10.16 Agreement and Consent dated December 16, 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., S & Q Management, LLC, Robert E. Schermer, Jr., Christopher B. Hewett, and Ray E. Quada (8).

10.17 Sample Loan Participation and Agency Agreement regarding sale of participation interests in the Promissory Note dated September 1, 1998 among Meritage Hospitality Group Inc., as lender, and Reynolds/Ehinger Enterprises, LLC, as borrower (8).

10.18 Sample indemnification agreement for officers and directors of the Company (9).

10.19 Amended Indemnification Agreement dated May 21, 1999 among Meritage Hospitality Group Inc., MHG Food Service Inc., WM Limited Partnership - 1998, S & Q Management, LLC, Robert E. Schermer, Jr., and Ray E. Quada (5).

10.20 Promissory Note and Stock Pledge Agreement dated February 16, 2001 among Meritage Hospitality Group Inc., as lender, and Robert E. Schermer, Jr., as borrower (10).

                        MANAGEMENT COMPENSATORY CONTRACTS

10.21           Amended 1996 Management Equity Incentive Plan (11).

10.22           Amended 1996 Directors' Share Option Plan (7).

10.23           1999 Directors' Compensation Plan (8).

                       ----------------------------------



21              Subsidiaries of the Registrant (8).

23              Consent of Grant Thornton LLP (11).

Exhibits previously filed and incorporated by reference from:

(1)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 2000.
(2)      Report on Form 8-K for the Company filed on November 6, 2000.
(3)      The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1996.
(4)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 1998.
(5)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1999.
(6)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 2000.
(7)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1997.
(8)      The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1998.
(9)      The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1997.
(10)     Amendment No. 2 to Schedule 13-D filed by Robert E. Schermer, Jr. on
         February 20, 2001.
(11)     Filed herewith.

(b)      Reports on Form 8-K.
         -------------------

         On November 6, 2000, the Company filed a report on Form 8-K under Item 5 announcing that the Board of Directors appointed Robert E. Riley as President of the Company on October 25, 2000. It was reported that Mr. Riley will focus on increasing the profitability of the Company's existing operations, and will fill certain open functions brought about by the untimely death of Meritage's Senior Vice President & Chief Operating Officer, Ray E. Quada, in August 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MERITAGE HOSPITALITY GROUP INC.

Dated:  February 15, 2001                   By /s/ Robert E. Schermer, Jr.
                                               ----------------------------
                                               Robert E. Schermer, Jr.
                                               Chief Executive Officer
                                               (Principal Executive Officer)

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----

/s/ Robert E. Schermer, Sr.                 Chairman of the Board of Directors            February 15, 2001
------------------------------------
Robert E. Schermer, Sr.


/s/ Robert E. Schermer, Jr.                 Chief Executive Officer and Director          February 15, 2001
------------------------------------        (Principal Executive Officer)
Robert E. Schermer, Jr.


/s/ Pauline M. Krywanski                    Vice President, Treasurer and Chief           February 15, 2001
------------------------------------        Financial Officer (Principal Financial
Pauline M. Krywanski                        & Accounting Officer)


/s/ James P. Bishop                         Director                                      February 15, 2001
------------------------------------
James P. Bishop

/s/ Christopher P. Hendy                    Director                                      February 15, 2001
------------------------------------
Christopher P. Hendy

/s/ Joseph L. Maggini                       Director                                      February 15, 2001
------------------------------------
Joseph L. Maggini

/s/ Jerry L. Ruyan                          Director                                      February 15, 2001
------------------------------------
Jerry L. Ruyan

                          INDEX TO FINANCIAL STATEMENTS

MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES                                                          Page
                                                                                                          ----
Report of Independent Certified Public Accountants ....................................................   F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets............................................................................   F-3
Consolidated Statements of Operations..................................................................   F-5
Consolidated Statements of Stockholders' Equity........................................................   F-7
Consolidated Statements of Cash Flows..................................................................   F-9
Notes to Consolidated Financial Statements ............................................................   F-12

SCHEDULES

Schedule II Valuation and Qualifying Accounts .........................................................   F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries as of November 30, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

We also audited Schedule II for the years ended November 30, 2000, 1999 and 1998. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

Southfield, Michigan
December 22, 2000

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  NOVEMBER 30,

--------------------------------------------------------------------------------

                                       ASSETS

                                                              2000          1999
                                                          -----------   -----------

CURRENT ASSETS
    Cash and cash equivalents                             $   787,747   $ 1,578,914
    Receivables                                                59,605        81,239
    Notes receivable, current portion                            --         475,000
    Inventories                                               228,023       207,563
    Prepaid expenses and other current assets                 165,104       157,413
                                                          -----------   -----------

                 Total Current Assets                       1,240,479     2,500,129

PROPERTY, PLANT AND EQUIPMENT, NET                         19,092,780    16,683,959

OTHER ASSETS

    Assets held for sale                                      704,350          --
    Goodwill, net of amortization of $516,816 and
       $335,287, respectively                               4,792,907     4,974,436
    Franchise costs, net of amortization of $65,375 and
       $40,167, respectively                                  734,625       684,833
    Financing costs, net of amortization of $47,379 and
       $17,808, respectively                                  355,180       318,385
    Deferred charges and other assets                         124,907        39,657
                                                          -----------   -----------

                 Total Other Assets                         6,711,969     6,017,311
                                                          -----------   -----------

                 Total Assets                             $27,045,228   $25,201,399
                                                          ===========   ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  NOVEMBER 30,

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      2000            1999
                                                                 ------------    ------------

CURRENT LIABILITIES
    Current portion of long-term obligations                     $    682,242    $    874,051
    Current portion of obligations under capital lease                357,768         328,236
    Trade accounts payable                                          1,376,342       1,245,679
    Income taxes payable                                                2,264           5,000
    Accrued liabilities                                             1,168,708       1,145,756
                                                                 ------------    ------------

                 Total Current Liabilities                          3,587,324       3,598,722

LONG-TERM OBLIGATIONS                                              16,475,202      12,822,125

OBLIGATIONS UNDER CAPITAL LEASE                                       709,046       1,066,814

DEFERRED REVENUE                                                    1,742,483       1,830,788

COMMITMENTS AND CONTINGENCIES (NOTES J, K, Q AND R)                      --              --

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value
       shares authorized: 5,000,000; 200,000 shares designated
            as Series A convertible cumulative preferred stock
       shares issued and outstanding: 29,520 and 44,520,
            respectively (liquidation value - $295,200 and
            $445,200, respectively)                                       295             445
    Common stock - $0.01 par value
       shares authorized: 30,000,000
       shares issued: 5,862,702 and 5,752,677, respectively
       shares outstanding: 4,454,884 and
             5,751,877, respectively                                   44,548          57,519
    Additional paid in capital                                     11,703,257      13,316,795
    Note receivable from sale of shares, net of valuation
          allowance of $5,362,804 in 1999                                --        (1,660,962)
    Accumulated deficit                                            (7,216,927)     (5,830,847)
                                                                 ------------    ------------

                 Total Stockholders' Equity                         4,531,173       5,882,950
                                                                 ------------    ------------

                 Total Liabilities and Stockholders' Equity      $ 27,045,228    $ 25,201,399
                                                                 ============    ============





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED NOVEMBER 30,

--------------------------------------------------------------------------------

                                                                2000            1999            1998
                                                           ------------    ------------    ------------

Food and beverage revenue                                  $ 33,104,982    $ 29,752,416    $ 27,043,954

Cost and expenses

    Cost of food and beverages                                9,587,701       8,556,960       7,752,187
    Operating expenses                                       19,628,560      17,121,683      15,814,592
    General and administrative expenses                       2,054,303       1,780,173       2,944,756
    Depreciation and amortization                             1,582,613       1,283,343       1,078,539
    Impairment of assets                                        553,549         156,150            --
                                                           ------------    ------------    ------------

              Total costs and expenses                       33,406,726      28,898,309      27,590,074
                                                           ------------    ------------    ------------

Earnings (loss) from operations                                (301,744)        854,107        (546,120)

Other income (expense)
    Interest expense                                         (1,360,986)     (1,314,811)     (1,473,019)
    Interest income                                              98,004         390,701         184,614
    Other income                                                 69,797            --           509,590
    Gain (loss) on disposal of assets                           142,167         391,571         (25,000)
    Minority interest                                              --              --            25,677
                                                           ------------    ------------    ------------

              Total other expense                            (1,051,018)       (532,539)       (778,138)
                                                           ------------    ------------    ------------

              Earnings (loss) from continuing
                operations before income taxes               (1,352,762)        321,568      (1,324,258)

Income taxes - current                                             --              --            50,000
                                                           ------------    ------------    ------------

              Earnings (loss) from continuing operations     (1,352,762)        321,568      (1,374,258)

Discontinued operations
    Loss from operations (including
      income tax benefit of $160,000 in 1998)                      --              --          (479,232)
    Gain on disposal of discontinued operations                    --           150,140       3,711,364
                                                           ------------    ------------    ------------

              Earnings from discontinued operations                --           150,140       3,232,132
                                                           ------------    ------------    ------------

              Earnings (loss) before extraordinary item      (1,352,762)        471,708       1,857,874

Extraordinary item - loss on early extinguishment
    of debt (no applicable federal income tax)                     --              --           727,172
                                                           ------------    ------------    ------------

              Net earnings (loss)                            (1,352,762)        471,708       1,130,702

Preferred stock dividends                                        33,318          40,068         107,928
                                                           ------------    ------------    ------------

Net earnings (loss) on common shares                       $ (1,386,080)   $    431,640    $  1,022,774
                                                           ============    ============    ============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                            YEARS ENDED NOVEMBER 30,

================================================================================

                                                           2000            1999            1998
                                                       -------------   -------------   -------------
Earnings (loss) per common share - basic and diluted
    Continuing operations                              $        (.25)  $         .05   $        (.30)
    Discontinued operations                                     --               .03             .66
    Extraordinary item                                          --              --              (.15)
                                                       -------------   -------------   -------------

    Net earnings (loss)                                $        (.25)  $         .08   $         .21
                                                       =============   =============   =============

Weighted average shares outstanding - basic                5,489,710       5,748,288       4,932,738
                                                       =============   =============   =============

Weighted average shares outstanding - diluted              5,489,710       5,774,337       4,932,738
                                                       =============   =============   =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

                                            SERIES A                                       NOTE
                                          CONVERTIBLE                   ADDITIONAL       RECEIVABLE
                                           PREFERRED      COMMON          PAID-IN         SALE OF       ACCUMULATED
                                             STOCK         STOCK          CAPITAL          SHARES         DEFICIT         TOTAL
                                         ----------    ------------    ------------    ------------    ------------    ------------

Balance at December 1, 1997              $    1,384    $     32,188    $ 12,982,295    $ (5,700,645)   $ (7,285,261)   $     29,961
Issuance of 1,999,935 shares of
    common stock                               --            19,999       4,561,155            --              --         4,581,154
Conversion of 73,867 shares of
     convertible preferred stock into
     523,873 common shares                     (739)          5,239          (4,500)           --              --              --
Cancellation of 20,000 shares of
    convertible preferred stock                (200)           --          (199,800)           --              --          (200,000)
Preferred dividends paid                       --              --              --              --          (107,928)       (107,928)
Recognition of interest income on note
    receivable from sale of shares             --              --           627,072        (627,072)           --              --
Establishment of valuation allowance
     on note receivable from sale
     of shares                                 --              --        (4,666,755)      4,666,755            --              --
Net earnings                                   --              --              --              --         1,130,702       1,130,702
                                         ----------    ------------    ------------    ------------    ------------    ------------
Balance at November 30, 1998                    445          57,426      13,299,467      (1,660,962)     (6,262,487)      5,433,889
Issuance of 10,091 shares of common
    stock                                      --               101          19,403            --              --            19,504
Preferred dividends paid                       --              --              --              --           (40,068)        (40,068)
Recognition of interest income on note
    receivable from sale of shares             --              --           696,049        (696,049)           --              --
Increase in valuation allowance
     on note receivable from sale
     of shares                                 --              --          (696,049)        696,049            --              --
Purchase of 800 shares of common stock         --                (8)         (2,075)           --              --            (2,083)
Net earnings                                   --              --              --              --           471,708         471,708
                                         ----------    ------------    ------------    ------------    ------------    ------------
Balance at November 30, 1999                    445          57,519      13,316,795      (1,660,962)     (5,830,847)      5,882,950

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

                                          SERIES A                                         NOTE
                                        CONVERTIBLE                      ADDITIONAL      RECEIVABLE
                                         PREFERRED         COMMON         PAID-IN         SALE OF         ACCUMULATED
                                           STOCK           STOCK          CAPITAL          SHARES           DEFICIT        TOTAL
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 1, 1999            $        445    $     57,519    $ 13,316,795    $ (1,660,962)   $ (5,830,847)   $  5,882,950
Issuance of 30,464 shares of common
    stock                                      --               304          67,437            --              --            67,741
Transfer of 15,000 shares of
    convertible preferred shares for
    80,001 common shares                       (150)            800            (650)           --              --              --
Preferred dividends paid                       --              --              --              --           (33,318)        (33,318)
Surrender of 1,392,858 common
    shares for note receivable                 --           (13,929)     (1,647,033)      1,660,962            --              --
Purchase of 14,600 shares of
    common stock                               --              (146)        (33,292)           --              --           (33,438)
Net loss                                       --              --              --              --        (1,352,762)     (1,352,762)
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at November 30, 2000           $        295    $     44,548    $ 11,703,257    $       --      $ (7,216,927)   $  4,531,173
                                       ============    ============    ============    ============    ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED NOVEMBER 30,

--------------------------------------------------------------------------------



                                                                    2000           1999           1998
                                                                -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                         $(1,352,762)   $   471,708    $ 1,130,702
    Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities
          Depreciation and amortization                           1,582,613      1,283,343      1,078,539
          Compensation paid by issuance of common stock              38,991         19,504          6,288
          (Gain) loss on disposal of assets                        (142,167)      (391,571)        25,000
          Impairment of assets                                      553,549        156,150           --
          Minority interest in loss of consolidated
              subsidiaries                                             --             --          (25,677)
          Extraordinary item-loss on early extinguishment
              of debt                                                  --             --           45,038
          Decrease (increase) in cash value of life insurance          --          222,903         (8,884)
          (Decrease) increase in deferred revenue                   (88,305)      (161,238)     1,992,026
          Decrease (increase) in current assets
              Receivables                                            21,634        (10,265)       187,308
              Inventories                                           (20,460)       (42,407)        (8,410)
              Prepaid expenses and other current assets              (7,691)       (66,617)        65,232
          Increase (decrease) in current liabilities
              Trade accounts payable                                130,663        518,480        (86,656)
              Amount due related party                                 --         (245,260)       159,997
              Income taxes payable                                   (2,736)       (45,000)        50,000
              Accrued liabilities                                    22,952       (163,231)       471,757
          (Decrease) increase in net (assets) liabilities
              of discontinued operations                               --         (593,854)     1,433,841
                                                                -----------    -----------    -----------

                 Net cash provided by operating
                    activities                                      736,281        952,645      6,516,101

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of assets                                192,500           --             --
    Proceeds from insurance - fire                                   84,000        671,061           --
    Purchase of property, plant and equipment                    (5,133,408)    (5,188,748)    (5,029,283)
    Payment for franchise agreement                                 (75,000)       (75,000)       (25,000)
    Note receivable from sale of assets                                --             --       (3,219,617)
    Collection on notes receivable                                  475,000      2,744,617           --
    Acquisition of business, net of cash acquired                      --             --         (758,632)
    Increase in other assets                                        (99,200)          --          (34,191)
                                                                -----------    -----------    -----------

                 Net cash used in investing activities           (4,556,108)    (1,848,070)    (9,066,723)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                            YEARS ENDED NOVEMBER 30,

--------------------------------------------------------------------------------

                                                        2000            1999            1998
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term obligations            $  4,419,589    $  3,115,542    $ 10,408,217
    Payment of financing costs                          (66,366)        (71,064)       (265,129)
    Proceeds from note payable                             --              --         1,498,934
    Principal payments on long-term obligations        (483,321)     (1,242,769)     (7,676,361)
    Payments on obligations under capital lease        (328,236)       (294,577)       (264,372)
    Payments on notes payable                          (475,000)     (1,100,000)           --
    Proceeds from issuance of common shares              28,750            --             5,144
    Purchase of common stock                            (33,438)         (2,083)           --
    Preferred dividends paid                            (33,318)        (40,068)       (107,928)
                                                   ------------    ------------    ------------

Net cash provided by financing activities             3,028,660         364,981       3,598,505
                                                   ------------    ------------    ------------

                 Net (decrease) increase in cash       (791,167)       (530,444)      1,047,883

Cash and cash equivalents - beginning of year         1,578,914       2,109,358       1,061,475
                                                   ------------    ------------    ------------

Cash and cash equivalents - end of year            $    787,747    $  1,578,914    $  2,109,358
                                                   ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest                         $  1,358,177    $  1,319,123    $  1,341,384
    Cash paid for income taxes                     $      2,736    $     45,000    $       --

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Transfer of 15,000 shares of convertible preferred stock into 80,001 shares of common stock in 2000.

Conversion of 73,867 shares of convertible preferred stock into 523,873 shares of common stock in 1998.

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
                                                                                   ============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                            YEARS ENDED NOVEMBER 30,

--------------------------------------------------------------------------------

                                                                 2000               1999              1998
                                                            -------------    --------------   -----------------
Assignment of note receivable
   Amount of note receivable assigned                                                          $     1,375,000
   Cancellation of note payable                                                                       (776,066)
   Cancellation of 20,000 convertible preferred shares                                                (200,000)
                                                                                               ---------------
Proceeds from note payable                                                                     $       398,934
                                                                                               ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company currently conducts its business in the quick-service restaurant industry operating thirty-two Wendy's Old Fashioned Hamburger restaurants under franchise agreements with Wendy's International, Inc. All operations of the Company are located in Michigan. The Company formerly conducted business in its discontinued lodging industry segment which consisted of three full service hotels. The hotels were sold during 1997 and 1998 (see Notes C and E).

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

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCING COSTS

Financing costs are amortized using the straight-line method over the terms of the various loan agreements.

GOODWILL AND LONG-LIVED ASSETS

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over thirty years (the term of the franchise agreements including options to renew). The Company performs a review for impairment of goodwill and long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value, and if the cash flows are less than the carrying value, an impairment loss is recognized. As a result of this review, it was determined that a permanent decline in value below book value had occurred at certain of the Company's restaurant locations due to changes in local market conditions. In 2000, the Company closed one restaurant and listed another restaurant for sale due to the opening of a new restaurant in the same market area. The property and equipment owned by the Company at these locations were written down to estimated fair market value resulting in an impairment loss in 2000 of $553,549. In 1999, management decided that the lease for a certain restaurant would not be renewed. The property and equipment owned by the Company at this location were written down to estimated fair market value resulting in an impairment loss in 1999 of $156,150.

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

FRANCHISE COSTS AND OTHER ADVERTISING COSTS

Royalties and advertising costs are based primarily on a percentage of monthly sales. These costs and other advertising costs are charged to operations as incurred. Advertising expense was approximately $1,667,000, $1,428,000, and $1,553,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

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

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended November 30, 2000, 1999 and 1998:

                                                               2000             1999           1998
                                                        ----------------   ------------   ----------------

Numerators
    Earnings (loss) from continuing
       operations                                       $     (1,352,762)  $    321,568   $     (1,374,258)
    Less preferred stock dividends                                33,318         40,068            107,928
                                                        ----------------   ------------   ----------------

    Earnings (loss) on common shares -
       basic and diluted                                $     (1,386,080)  $    281,500   $     (1,482,186)
                                                        ================   ============   ================

Denominators
    Weighted average common shares
             outstanding - basic                               5,489,710      5,748,288          4,932,738

    Effect of dilutive securities
       Stock options                                                -            26,049               -
                                                        ----------------   ------------   ----------------

    Weighted average common shares
       outstanding - diluted                                   5,489,710      5,774,337          4,932,738
                                                        ================   ============   ================


For 2000, 1999 and 1998, convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion would be antidilutive. For 2000 and 1998, exercisable stock options were not included in the computation of diluted earnings per share because the exercise of stock options would be antidilutive.

CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments which include cash and cash equivalents, receivables, notes receivable, accounts payable and long-term obligations, approximate their fair values.

FINANCIAL STATEMENT PRESENTATION

Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

NOTE B - ACQUISITION

In 1998, the Company purchased 46% of the partnership interest in the now dissolved Wendy's of West Michigan Limited Partnership (the "Wendy's Partnership"). The Company then transferred this interest to its wholly-owned subsidiary, MHG Food Service Inc. This acquisition gave the Company 100% ownership of the Wendy's Partnership. The acquisition was accounted for as a purchase, and the total acquisition cost of $10,384,753, ($4,446,453 cash, 2,164,259 shares of common stock and 29,520 shares of preferred stock with a total value of $5,938,300), was allocated to assets acquired and liabilities assumed based upon estimates of their fair values. A total of $5,309,723, representing the excess of the acquisition cost over the fair value of net assets acquired, was allocated to goodwill.

The unaudited pro forma information below presents combined results of operations for the year ended November 30, 1998 as if 100% of the acquisition had occurred at the beginning of the period presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined Company had the acquisition occurred at the beginning of the period presented.

                                                                    1998
                                                              --------------
Revenues                                                      $    27,044,000
Net loss from
  continuing operations                                       $    (1,350,000)
Loss per share                                                $          (.30)

NOTE C - DISCONTINUED OPERATIONS - SALE OF HOTEL ASSETS

The Company sold substantially all the assets of its three full service hotels, which were previously included in the lodging segment. As such, the Company began reporting the lodging segment as discontinued operations effective May 31, 1998. As of November 30, 2000 and 1999, there were no assets or liabilities of the discontinued lodging group business segment included in the balance sheet.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE C - DISCONTINUED OPERATIONS - SALE OF HOTEL ASSETS (CONTINUED)

The results of operations of the discontinued operations for the years ended November 30, 2000, 1999 and 1998 are summarized below:

For years ended November 30,                                   2000             1999              1998
                                                        --------------     ---------------   --------------
   Revenues                                             $        -         $       -         $    6,358,126
   Earnings from operations                             $        -         $       -         $      151,934
   Earnings from discontinued operations                $        -         $     150,140     $    3,232,132

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at November 30:

                                                                          2000                     1999
                                                                 ------------------      --------------
   Land and improvements                                         $        5,738,367      $        4,512,961
   Buildings and improvements                                             7,801,228               7,108,779
   Furnishings and equipment                                              6,260,465               4,548,506
   Leasehold improvements                                                 1,100,793               1,024,422
   Leased property/capital leases                                           983,292                 983,292
   Construction in progress                                                 139,383                 300,796
                                                                 ------------------      ------------------
                                                                         22,023,528              18,478,756
   Less accumulated depreciation and amortization                        (2,930,748)             (1,794,797)
                                                                 ------------------      ------------------
                                                                 $       19,092,780      $       16,683,959
                                                                 ==================      ==================

Depreciation and amortization expense was approximately $1,332,000, $1,057,000, and $853,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

NOTE E - NOTES RECEIVABLE

Notes receivable consisted of the following at November 30:

                                                             2000       1999
                                                         --------   --------

Mortgage note receivable (from sale of Grand Harbor
Resort & Yacht Club), collateralized by marina real
estate, requiring monthly payments of interest only at
10.8% through December 1999 and 15.0% thereafter
through April 2000 when the remaining balance was
paid in full.                                            $   --     $475,000

Less current portion                                         --      475,000
                                                         --------   --------

                                                         $   --     $   --
                                                         ========   ========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE F - AMOUNTS DUE RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company had entered into an agreement with the Company's Chairman of the Board whereby the Company assigned a mortgage note receivable from the sale of the Grand Harbor Resort & Yacht Club (see Notes C and E) to the Chairman in exchange for (i) payment in full of a note payable to the Chairman ($776,000),
(ii) cancellation of $200,000 of preferred stock owned by the Chairman, and
(iii) a cash payment of $399,000. The payment terms, interest rate, and related security were the same as the assigned note receivable (see Note E), which included monthly payments of interest only at 10.8% through December 1999 and 15.0% thereafter. In 1999, $900,000 was paid on this obligation reducing the outstanding balance to $475,000. The note was paid in full in April 2000.

In 1998 the Company sold $1,100,000 of undivided interests in the $2,000,000 mortgage note received from the sale of the Thomas Edison Inn (see Notes C). The participation agreements represented 59.6% of the outstanding note balance, of which a 27.1% participation ($500,000) was sold to a member of the Company's Board of Directors. The participation agreements required monthly payments of interest only at prime plus 8% through August 1999 when the notes were paid in full.

The Wendy's Partnership incurred a management fee to its former general partner in the amount of $7,671 in 1999 and $160,000 in 1998.

NOTE G - ACCRUED LIABILITIES

Accrued liabilities consist of the following at November 30:

                                                                       2000                   1999
                                                             --------------------    -------------------
         Payroll and related payroll taxes                   $            525,704    $           550,837
         Property taxes                                                   284,611                255,667
         Interest expense                                                  91,067                 88,257
         Other expenses                                                   267,326                250,995
                                                             --------------------    -------------------
                                                             $          1,168,708    $         1,145,756
                                                             ====================    ===================

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE H - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at November 30:

                                                            2000          1999
                                                         -----------   -----------

Mortgage notes payable, due in monthly installments
totaling $123,499 including interest at fixed rates
ranging from 7.8% to 8.7% maturing from October 2018
through November 2019.                                   $14,003,840   $11,769,353

Notes payable, due in monthly installments of
$10,802 including interest at 8.15% through
September 2013.                                            1,029,470     1,073,236

Fixed rate equipment notes payable, requiring
monthly payments including interest aggregating
$24,119 and $9,863, respectively, subject to interest
at rates ranging from 8.02% to 9.54% maturing from
March 2002 through December 2007.                          1,086,437       378,587

Variable rate equipment notes payable, requiring
monthly payments of principal increasing from
$6,906 to $11,241 over the term of the note plus
interest equal to the 7 year treasury rate plus 2.5%
maturing from January 2007 through December 2007.            720,197          --

Amount payable under $3.5 million revolving line of
credit, requiring monthly payments of interest only at
a variable interest rate equal to 30 day LIBOR plus
2.5% through July 2004 when any outstanding
principal is due.                                            317,500          --

Amount payable to the Chairman of the Board and
shareholder, due in monthly installments of interest
only at 10.8% through December 1999 and 15.0%
thereafter through April 2000 when the remaining
principal was paid in full (see Note F).                        --         475,000
                                                         -----------   -----------

                                                          17,157,444    13,696,176
Less current portion                                         682,242       874,051
                                                         -----------   -----------

                                                         $16,475,202   $12,822,125
                                                         ===========   ===========


Substantially all property, plant and equipment owned by the Company is pledged as collateral for the outstanding long-term obligations.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE H - LONG-TERM OBLIGATIONS (CONTINUED)

Minimum principal payments on long-term obligations to maturity as of November 30, 2000 are as follows:

                        2001                            $        682,242
                        2002                                     706,226
                        2003                                     744,710
                        2004                                   1,043,353
                        2005                                     788,250
                    Thereafter                                13,192,663
                                                        ----------------
                                                        $     17,157,444
                                                        ================

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At November 30, 2000 the Company was in compliance.

NOTE I - INCOME TAXES

Deferred tax assets and liabilities at November 30, consist of the following:

                                              2000           1999
                                          -----------    -----------
Deferred tax assets:
    Net operating loss carryforwards      $ 1,295,000    $    29,000
    AMT credit carryforward                   126,000        126,000
    Interest income on note receivable           --          450,000
    Goodwill                                   75,000         25,000
    Asset impairment                          235,000         53,000
    Accrued compensation                       12,000           --
    Accrued expenses                            6,000         21,000
    Contribution carryover                     73,000         73,000
                                          -----------    -----------
                                            1,822,000        777,000
Deferred tax liabilities
    Property and equipment - cost basis       (81,000)       (65,000)
    Depreciation                             (227,000)      (121,000)
    Amortization                              (22,000)       (14,000)
    Capital leases                            (58,000)       (29,000)
                                          -----------    -----------
                                             (388,000)      (229,000)

Less valuation allowance                   (1,434,000)      (548,000)
                                          -----------    -----------
Net deferred tax liability                $      --      $      --
                                          ===========    ===========

The net operating loss carryforwards expire through years ending in 2021.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE I - INCOME TAXES (CONTINUED)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows:

                                                 YEARS ENDED NOVEMBER 30,
                                           -----------------------------------

                                              2000         1999         1998
                                           ---------    ---------    ---------

Tax expense (benefit) at statutory rates
    applied to income before federal
    income tax                             $(460,000)   $ 109,000    $(450,000)
Permanent differences                       (420,000)     (67,000)      44,400
Other                                         (6,000)      18,000       21,600
Valuation allowance                          886,000      (60,000)     434,000
                                           ---------    ---------    ---------
                                           $    --      $    --      $  50,000
                                           =========    =========    =========


NOTE J - LEASE COMMITMENTS

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options of up to fifteen years) ranging from less than one year to thirty years.

Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals was as follows:

                           YEARS ENDED NOVEMBER 30,
                     ------------------------------------

                         2000         1999         1998
                     ----------   ----------   ----------

Minimum rentals      $  557,879   $  477,713   $  672,755
Percentage rentals      424,474      425,458      523,033
                     ----------   ----------   ----------

                     $  982,353   $  903,171   $1,195,788
                     ==========   ==========   ==========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------


NOTE J - LEASE COMMITMENTS (CONTINUED)

Certain restaurant leases (eight restaurant buildings, excluding land which is accounted for as an operating lease) and equipment leases have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                                             CAPITAL         OPERATING
               YEARS ENDING NOVEMBER 30,                                     LEASES           LEASES
               ------------------------                                 --------------   ---------------
                         2001                                           $      457,344   $       746,404
                         2002                                                  369,575           713,296
                         2003                                                  369,575           700,212
                         2004                                                   30,798           540,409
                         2005                                                     -              517,372
                      Thereafter                                                  -            3,602,436
                                                                        --------------   ---------------

         Total minimum lease obligations                                     1,227,292   $     6,820,129
                                                                                         ===============

         Less  amount  representing  interest  imputed  at
             approximately 11%                                                 160,478
                                                                        --------------

         Present value of minimum lease obligations                     $    1,066,814
                                                                        ==============

The present value of minimum lease obligations is reflected in the balance sheets as current and long-term obligations under capital lease.

Accumulated amortization of leased property under capital leases was $470,900 and $304,700, at November 30, 2000 and 1999, respectively.

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

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE L - SERIES A CONVERTIBLE CUMULATIVE PREFERRED STOCK

The Company previously designated a series of non-voting preferred stock. The shares have an annual dividend rate of $0.90 per share and the payment of the dividends is cumulative. The shares are convertible into common shares at the conversion price of $7.00 per share. The shares have a liquidation value of $10.00 per share.

Under certain conditions relating to the market value of the Company's common stock, the Company has the option to cause the preferred stock to be converted into common stock.

NOTE M - NOTE RECEIVABLE FROM SALE OF SHARES

On September 19, 1995, a stock purchase and sale agreement (Agreement) was executed by and between the Company, its then principal stockholder, and CBH Capital Corp. ("CBHCC") (formerly Meritage Capital Corp.). Under the agreement, the Company sold 1,500,000 shares of previously authorized newly issued common stock to CBHCC at a total price of $10,500,000. Upon execution of the agreement, CBHCC gave the Company a non-interest bearing promissory note in the amount of $10,500,000. The Note, as amended, provided that CBHCC was not required to make any payments to the Company from the date of the Note (September 19, 1995) until September 19, 2000 when the remaining balance was due.

The Note was collateralized by the shares issued to CBHCC under the Agreement. The Note was discounted at 11% and was recorded as a reduction of stockholders' equity. Due to the change in market value of the shares collateralizing the loan, a valuation allowance of $5,362,804 was recorded as of November 30, 1999. In September 2000, CBHCC acknowledged that it could not pay the indebtedness. The Company and CBHCC entered into a Collateral Surrender Agreement whereby the shares were surrendered. The note receivable and the related valuation allowance were written off and the shares were returned as treasury stock.

NOTE N - OTHER INCOME

Other income of $509,590 in 1998 consisted primarily of income from the forfeiture of an earnest deposit in the amount of $500,000 on a contract to sell one of the Company's hotel properties.

NOTE O - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan that covers substantially all of its employees in the quick-service restaurant business. Contributions to the plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. Contributions to the plan and plan expenses paid by the Company totaled $3,400, $24,830, and $27,720 in 2000, 1999 and 1998, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

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

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE P - STOCK OPTION PLANS (CONTINUED)

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                                        1996 MANAGEMENT                        1996 DIRECTORS'
                                     EQUITY INCENTIVE PLAN                    STOCK OPTION PLAN
                                  ---------------------------            ---------------------------
                                                   AVERAGE OPTION                         AVERAGE OPTION
                                SHARES UNDER           PRICE           SHARES UNDER           PRICE
                                  OPTIONS            PER SHARE            OPTIONS           PER SHARE
                                ------------        ------------       ------------        ------------
Outstanding at
     December 1, 1997               283,500                                 56,000
Granted during 1998                 147,500                                 18,000
Forfeited during 1998              (178,500)                                   -
                                 ----------                             ----------
Outstanding at
     November 30, 1998              252,500             $5.65               74,000             $5.31
                                                        =====                                  =====
Granted during 1999                 161,534                                  5,000
Forfeited during 1999                  -                                    (5,000)
                                 ----------                             ----------
Outstanding at
     November 30, 1999              414,034             $4.19               74,000             $5.35
                                                        =====                                  =====
Granted during 2000                  22,705                                  5,000
Forfeited during 2000                  -                                       -
                                 ----------                             ----------
Outstanding at
     November 30, 2000              436,739             $4.10               79,000             $5.51
                                 ==========             =====            =========             =====
Exercisable at:
     November 30, 1998               48,500                                 74,000
                                 ==========                              =========

     November 30, 1999               97,500                                 74,000
                                 ==========                              =========

     November 30, 2000              180,306                                 79,000
                                 ==========                              =========

Available for grant at:
     November 30, 1998              472,500                                 46,000
                                 ==========                              =========

     November 30, 1999              310,966                                 46,000
                                 ==========                              =========

     November 30, 2000              288,261                                 41,000
                                 ==========                              =========

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

                        NOVEMBER 30, 2000, 1999 AND 1998

--------------------------------------------------------------------------------

NOTE P - STOCK OPTION PLANS (CONTINUED)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998: dividend yield of 0%, expected volatility ranging from 60.6% - in 2000, 76.7% in 1999 and 82.6% in 1998, risk-free interest rates ranging from 6.6% - 6.8% in 2000, 5.4% - 6.6% in 1999 and 4.8% - 5.8% in 1998 and expected life of ten years.

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

                                                          YEARS ENDED NOVEMBER 30,
                                                          ------------------------
                                                  2000              1999              1998
                                                  ----              ----              ----

         Net earnings (loss)
            As reported                     $    (1,352,762)  $      471,708     $      1,130,702
            Pro forma                       $    (1,399,969)  $      194,052     $        955,272

         Earnings (loss) per share
            As reported                     $          (.25)  $          .08     $            .21
            Pro forma                       $          (.26)  $          .03     $            .17

NOTE Q - COMMITMENTS AND CONTINGENCIES

As of November 30, 2000, the Company has a forward commitment in the amount of $3,750,000 to finance the land, building and equipment for three additional restaurants. This commitment is for 15 year real estate mortgages (20 year amortization) and 7 year equipment loans at an interest rate equal to 2.6% over the then current 10 year treasury rate for real estate and 2.5% over the five year treasury rate for equipment. The Company has no obligation to utilize this financing.

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                     Additions
                                  -------------------------------------------
                     Balance at
                      beginning         Charged to           Charged to other        Deductions-       Balance at
   Description        of period       Cost & Expenses        accounts-describe        describe        end of period
-----------------------------------------------------------------------------------------------------------------------

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS:

Year ended November 30:

       2000           $   548,000       $   -0-               $    886,000 *          $   -0-          $    1,434,000

       1999               608,000           -0-                    (60,000)*              -0-                 548,000

       1998               970,000           -0-                   (362,000)*              -0-                 608,000


* Increase (decrease) to adjust allowance to the amount of net deferred taxes.