Form 10-Q
period 2001-02-28
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2001-04-11
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

        [X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended February 28, 2001.

or

        [  ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ___________________ to ____________________

Commission File Number: 0-17442

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)

40 Pearl Street, N.W., Suite 900 Grand Rapids, Michigan (Address of Principal Executive Offices)	49503 (Zip Code)

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

Yes  [X]        No  [  ]

As of April 2, 2001 there were 5,414,438 outstanding Common Shares, $.01 par value.

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

        Statements concerning expected financial performance, on-going business strategies and actions which the Company intends to pursue to achieve strategic objectives constitute forward-looking information. Implementation of these strategies and the achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors. Factors which could cause actual performance to differ materially from these forward looking statements include, without limitation, competition; changes in the national or local economy; changes in consumer tastes and views about quick-service food; severe weather; changes in travel patterns; increases in food, labor, fuel and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of adequate employees; directives issued by the franchisor; the general reputation of Wendy’s restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health certification, and the operation of its restaurants. Because the Company’s operations are concentrated in smaller urban areas of Michigan, a marked decline in the Michigan economy could adversely affect its operations.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000. The results of operations for the three month period ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year.

                Meritage Hospitality Group Inc. and Subsidiaries
                           Consolidated Balance Sheets
                     February 28, 2001 and November 30, 2000
--------------------------------------------------------------------------------

                                     ASSETS

                                                       February 28,  November 30,
                                                          2001         2000
                                                   (Unaudited)
                                                      ------------  ------------
Current Assets
  Cash and cash equivalents                            $ 1,294,247   $   787,747
  Receivables                                              173,970        59,605
  Inventories                                              216,843       228,023
  Prepaid expenses and other current assets                171,253       165,104
                                                       -----------   -----------

                Total current assets                     1,856,313     1,240,479

Property, Plant and Equipment, net                      20,111,908    19,092,780

Other Assets
  Assets held for sale                                     704,350       704,350
  Goodwill, net of amortization of $562,198 and
    $516,816, respectively                               4,747,525     4,792,907
  Franchise costs, net of amortization of $72,226
    and $65,375, respectively                              752,774       734,625
  Financing costs, net of amortization of $59,957
    and $47,379, respectively                              359,954       355,180
  Deposits and other assets                                149,137       124,907
                                                       -----------   -----------
                Total other assets                       6,713,740     6,711,969
                                                       -----------   -----------

                Total assets                           $28,681,961   $27,045,228
                                                       ===========   ===========

                Meritage Hospitality Group Inc. and Subsidiaries
                     Consolidated Balance Sheets - continued
                     February 28, 2001 and November 30, 2000
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    February 28,    November 30,
                                                        2001           2000
                                                 (Unaudited)
                                                    ------------    ------------
Current Liabilities
    Current portion of long-term obligations       $    702,166    $    682,242
    Current portion of obligations
      under capital lease                               343,447         357,768
    Trade accounts payable                              971,791       1,376,342
    Income taxes payable                                  2,264           2,264
    Accrued liabilities                               1,188,702       1,168,708
                                                   ------------    ------------
       Total current liabilities                      3,208,370       3,587,324

Long-Term Obligations                                17,626,798      16,475,202

Obligations Under Capital Lease                         635,606         709,046

Deferred Revenue                                      1,580,283       1,742,483

Commitments and Contingencies                              --              --

Stockholders' Equity
    Preferred stock - $0.01 par value
      shares authorized: 5,000,000; 200,000
        designated as Series A convertible
        cumulative preferred stock
      shares issued and outstanding: 29,520
        (liquidation value - $295,200)                      295             295
    Common stock - $0.01 par value
      shares authorized: 30,000,000
      shares issued: 5,865,956 and 5,862,702,
      respectively
      shares outstanding: 5,420,638 and
      4,454,884, respectively                            54,206          44,548
    Additional paid in capital                       13,743,997      11,703,257
    Note receivable from the sale of shares            (538,900)           --
    Accumulated deficit                              (7,628,694)     (7,216,927)
                                                   ------------    ------------
       Total stockholders' equity                     5,630,904       4,531,173
                                                   ------------    ------------

       Total liabilities and stockholders' equity  $ 28,681,961    $ 27,045,228
                                                   ============    ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
   For the Three Month Periods Ended February 28, 2001 and February 29, 2000,
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       2001           2000
                                                ------------    ------------

Food and beverage revenue                          $ 8,206,244    $ 7,036,668

Costs and expenses
    Cost of food and beverages                       2,236,923      2,024,458
    Operating expenses                               4,920,211      4,274,226
    General and administrative expenses                626,882        479,439
    Depreciation and amortization                      438,883        346,271
                                                   -----------    -----------
       Total costs and expenses                      8,222,899      7,124,394
                                                   -----------    -----------
Loss from operations                                   (16,655)       (87,726)

Other income (expense)
    Interest expense                                  (395,685)      (310,263)
    Interest income                                      7,215         38,042
    Other income                                          --           45,000
    Gain on disposal of assets                            --           48,000
                                                   -----------    -----------
       Total other expense                            (388,470)      (179,221)
                                                   -----------    -----------

       Net loss                                       (405,125)      (266,947)

Dividends on preferred stock                             6,642         10,017
                                                   -----------    -----------
Net loss on common shares                          $  (411,767)   $  (276,964)
                                                   ===========    ===========

Net loss per common share
  - basic and diluted                              $     (0.09)   $     (0.05)
                                                   ===========    ===========
Weighted average shares outstanding
  - basic and diluted                                4,787,366      5,747,841
                                                   ===========    ===========

See notes to unaudited financial statements.

                               Meritage Hospitality Group Inc. and Subsidiaries
                                Consolidated Statements of Stockholders' Equity
                                     For the Year Ended November 30, 2000
                        and the Three Month Period Ended February 28, 2001 (Unaudited)
--------------------------------------------------------------------------------------------------------

                               Series A                              Note
                             Convertible            Additional    Receivable
                              Preferred     Common   Paid-In       Sale of      Accumulated
                                Stock       Stock    Capital       Shares          Deficit      Total
---------------------------- ------------  -------  -----------   ------------  ------------  ----------

Balance at December 1, 1999    $ 445       $57,519  $13,316,795   $(1,660,962)  $(5,830,847)  $5,882,950

Issuance of 30,464 shares
  of common stock                 -            304       67,437            -             -        67,741

Transfer of 15,000 shares
  of convertible preferred
  shares for 80,001 common
  shares                        (150)          800         (650)           -             -          -

Preferred dividends paid          -              -            -            -        (33,318)     (33,318)

Surrender of 1,392,858
  common shares for note
  receivable                      -        (13,929)  (1,647,033)    1,660,962            -           -

Purchase of 14,600 shares
  of common stock                 -           (146)     (33,292)           -             -       (33,438)

Net loss                          -             -           -              -     (1,352,762)  (1,352,762)
                               -----       -------  -----------    -----------  ------------  ------------
Balance at November 30, 2000     295        44,548   11,703,257            -     (7,216,927)   4,531,173

Issuance of 965,754 shares
  of common stock                 -          9,658    2,040,740      (538,900)           -     1,511,498

Preferred dividends paid          -             -           -              -         (6,642)      (6,642)
Net loss                          -             -           -              -       (405,125)    (405,125)
                               -----       -------  -----------    -----------  ------------  -----------

Balance at February 28, 2001   $ 295       $54,206  $13,743,997    $ (538,900)  $(7,628,694)  $5,630,904
                               =====       =======  ===========    ===========  ============  ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
    For the Three Month Periods Ended February 28, 2001 and February 29, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                            2001          2000
                                                      ------------   -----------

Cash Flows from Operating Activities
    Net loss                                          $  (405,125)   $ (266,947)
    Adjustments to reconcile net loss to net cash
     used in operating activities
         Depreciation and amortization                    438,883       346,271
         Compensation and fees paid by
           issuance of common stock                         6,750           994
         Gain on disposal of assets                          --         (48,000)
         Decrease in deferred revenue                    (162,200)      (94,924)
         Increase in current assets                      (109,334)      (88,758)
         Decrease in current liabilities                 (384,557)     (216,336)
                                                       ----------    ----------
           Net cash used in operating activities         (615,583)     (367,700)

Cash Flows from Investing Activities
    Purchase of property, plant and equipment          (1,389,430)     (994,868)
    Payment for franchise agreement                       (25,000)         --
    Proceeds from disposal of assets                         --          84,000
    Increase in deposits and other assets                 (28,000)         --
                                                       ----------    ----------
           Net cash used in investing activities       (1,442,430)     (910,868)

Cash Flows from Financing Activities
    Proceeds from long-term obligations                 1,651,009     1,141,606
    Proceeds from sale of common stock                  1,504,748          --
    Payment of financing costs                            (17,352)         --
    Principal payments on long-term obligations          (479,489)     (378,350)
    Payments on obligations under capital lease           (87,761)      (78,763)
    Purchase of common stock                                 --         (33,438)
    Preferred dividends paid                               (6,642)      (10,017)
                                                       ----------    ----------
           Net cash provided by financing activities    2,564,513       641,038
                                                       ----------    ----------

           Net increase (decrease) in cash                506,500      (637,530)

Cash and Cash Equivalents - Beginning of Period           787,747     1,578,914
                                                       ----------    ----------
Cash and Cash Equivalents - End of Period             $ 1,294,247    $  941,384
                                                      ===========    ==========

Supplemental Cash Flow Information - See Note A

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Notes to Unaudited Financial Statements
    For the Three Month Periods Ended February 28, 2001 and February 29, 2000

--------------------------------------------------------------------------------

Note A - Supplemental Cash Flow Information

                                                             2001        2000
                                                         -----------   ---------
Cash paid for interest                                   $   383,206   $ 311,268
                                                         ===========   =========

Schedule of Non-Cash Investing and Financing Activities

Issuance of 250,000 shares of common stock in
   exchange for an 8% short-term note receivable         $   538,900
                                                         ===========

Note B - Earnings (Loss) Per Share

Basic  earnings per share is computed by dividing  earnings on common  shares by the weighted  average  number of common shares  outstanding  during each period.
Diluted earnings per share reflect per share amounts that would have resulted if dilutive  potential  common stock had been  converted to common  stock.  For the three  months  ended  February  28,  2001 and  February  29,  2000,  convertible preferred  stock  and  exercisable  stock  options  were  not  included  in  the computation  of diluted  earnings per share  because the effect of conversion of preferred stock and exercise of stock options would be antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Results of Operations

     Results of operations  for the three month periods ended  February 28, 2001 and  February  29, 2000 are  summarized  in the  following  table:

                                                      Statement of Operations
                                      -------------------------------------------------------
                                                    Three  month  periods  ended
                                      -------------------------------------------------------
                                             $ (000's)                   % of  Revenue
                                     ---------------------------  --------------------------
                                      February  28,  February 29,  February 28,  February 29,
                                            2001         2000          2001          2000
                                      -------------  ------------  ------------  ------------
Food and beverage revenue                  $8,206      $7,037         100.00%       100.0%
Costs and expenses
     Cost of food and beverages             2,237       2,025          27.3          28.8
     Operating expenses                     4,920       4,275          60.0          60.7
     General and administrative
         Restaurant operations                308         255           3.7           3.6
         Corporate level expenses             269         194           3.3           2.8
         Michigan Single Business Tax          50          30           0.6           0.4
     Depreciation and amortization            394         301           4.8           4.3
     Goodwill amortization                     45          45           0.5           0.6
                                          -------     -------       -------       -------

         Total costs and expenses           8,223       7,125         100.2         101.2
                                          -------     -------       -------       -------

Loss from operations                          (17)        (88)         (0.2)         (1.2)

Other income (expense)
     Interest expense                        (395)       (310)         (4.8)         (4.4)
     Interest income                            7          38           0.1           0.5
     Other income                               -          45           -             0.6
     Gain on disposal of assets                 -          48           -             0.7
                                           -------     -------       -------       -------

         Total other expense                 (388)       (179)         (4.7)         (2.6)
                                           -------       -----       -------        ------

         Net Loss                          $ (405)     $ (267)        (4.9%)        (3.8%)
                                           =======     =======       =======        ======

Revenue

        Food and beverage revenue increased $1,169,000 or 16.6% for the three months ended February 28, 2001 compared to the same period of 2000. The increase in revenue was due primarily to sales from new restaurants which provided a net increase in sales of $1,338,000 during the first quarter of 2001. Revenue in the first quarter of 2001 was positively impacted by a net increase in sales of $199,000 from a restaurant that was open for only a portion of the first quarter of 2000. Offsetting this positive impact was a reduction in revenue of $415,000 in the first quarter of 2001 compared to 2000 from three stores that the Company closed as part of its plan to improve the overall quality of its assets by recycling outdated restaurants. Food and beverage revenue increased for restaurants in operation during both the three months ended February 28, 2001 and February 29, 2000 (“same store sales”) as set forth in the following table:

                                          Average Net Sales Per Restaurant Unit
                                     ----------------------------------------------

                                       2001       2000      Increase    %  Increase
                                     --------   --------    ---------   -----------

Three months ended February 28       $257,385   $255,595      $1,790         0.7%

        Same store sales increased for the three months ended February 28, 2001 compared to three months ended February 29, 2000 in spite of decreases in revenue due to (i) one less day of sales in the first quarter of 2001 compared to the first quarter of 2000 which was a leap year (a decrease of approximately $76,000), and (ii) the decision by Wendy’s International to discontinue the Pita product line on January 1, 2001, (which produced approximately $148,000 of revenue in January and February of 2000). The increase in same store sales resulted from both an increase in the average ticket amount of 9.3% and a decrease in customer count of 7.5%. The increase in the average ticket amount was the result of (i) menu price increases, (ii) the continuation of the trend of increased “combo” meal sales (a combined purchase of a sandwich, French fry and beverage), and (iii) a significant decrease in customer coupons and discounts. The following factors may have had an impact on the decrease in customer traffic: (i) aggressive discount pricing promotions being run by some of the Company’s primary competitors, (ii) the discontinuance of the Pita product line, (iii) increased menu pricing, and (iv) the scheduled discontinuance of participation in a customer discount programs. The Company and Wendy’s International have continued to resist engaging in deep price discounting, choosing instead to combat the low prices of its competitors with its “value menu” offerings and high quality, made-to-order products.

Cost of Food and Beverages

        Cost of food and beverages as a percentage of food and beverage revenue was 27.3% for the three months ended February 28, 2001 compared to 28.8% for the three months ended February 29, 2000. The decrease in cost of food and beverages as a percentage of revenue for the three months ended February 28, 2001 was primarily the result of increased selling prices. Partially offsetting this decrease in cost of food and beverages as a percentage of revenue was an increase in waste due primarily to higher waste costs typically experienced by new restaurants as the new teams gain proficiency in the management of food preparation. The changes in product costs did not have a significant impact on the cost of food and beverages as a percentage of revenue. Cost of food and beverage percentages of 27.3% for the three months ended February 28, 2001 are in line with the Company’s and Wendy’s International’s guidelines.

Operating Expenses

        Operating expenses as a percentage of revenue decreased 0.7 percentage points for the three months ended February 28, 2001 compared to the same period of 2000 (from 60.7% to 60.0%). The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                              Three months ended
                            ------------------------------------------

                                      February 28,   February 29,      Increase
                                         2001           2000          (Decrease)
                                      ------------   ------------     ----------

   As a percentage of revenue:
      Labor and related expenses          35.3         36.3               (1.0)
      Occupancy expenses                  10.7          9.4                1.3
      Advertising expense                  3.2          4.6               (1.4)

        Labor and Related Expenses

        The decrease in labor and related costs as a percentage of sales was primarily the result of (i) a reduction in health insurance costs of 0.4 percentage points of revenue due to a change in providers, and (ii) a reduction in training costs of 0.3 percentage points of revenue due to a decline in both the cost of payroll for trainees and in the cost of training materials during the first quarter of 2001 compared to the first quarter of 2000.

         Occupancy Expenses

        Business insurance premium costs increased by 0.4 percentage points of revenue for the three months ended February 28, 2001 compared to the same period in 2000. The majority of this increase was caused by an increase in premiums beginning in July 2000 due largely to two fire damage claims during the previous plan year. Also contributing to the increase in occupancy expenses was (i) an increase in building maintenance expense due largely to increased snowplowing costs resulting from record snowfalls in December 2000, (ii) an increase in utility costs of 0.3 percentage points of revenue due to increasing utility rates and unusually cold winter, and (iii) an increase in property tax expense of 0.3 percentage points of revenue which was due primarily to the overall increase in property values resulting from the development of new stores and the recycling of outdated stores.

         Advertising Expense

        Advertising expense decreased $64,000 from $325,000 (4.6% of revenue) for the three months ended February 29, 2000 to $261,000 (3.2% of revenue) for the three months ended February 28, 2001. The decrease was primarily due to (i) an increase in the amount of marketing funds recorded from the Company’s beverage provider, (ii) a reduction in food giveaway costs resulting from the Company’s decision to discontinue its participation in certain discount programs to more closely mirror the discount programs utilized throughout the Wendy’s International system, and (iii) a reduction in billboard advertising costs as the Company expands its participation in the cost-effective highway sign program rather than utilizing free-standing billboards.

General and Administrative

         Restaurant Operations

        General and administrative expenses for restaurant operations increased $53,000 for the three months ended February 28, 2001 compared to the same period of 2000 (from $255,000 to $308,000), from 3.6% of revenue to 3.7% of revenue. The increase in general and administrative expenses for the three months ended February 28, 2001 was primarily due to (i) incentives paid to restaurant crew members in connection with restaurant performance contests during the first quarter of 2001 that were not offered in the first quarter of 2000, (ii) ongoing costs at restaurants that have been closed but are still owned by the Company, (iii) non-recurring costs related to the realignment of restaurant management personnel and the consolidation of the Company’s two administrative offices. These increases were partially offset by a reduction in health insurance costs.

         Corporate Level Expenses

        General and administrative expenses for corporate level expenses increased $75,000 (from $194,000 to $269,000), from 2.8% of revenue to 3.3% of revenue for the three months ended February 28, 2001 compared to the same period of 2000. The increase for the three month period ended February 28, 2001 was primarily due to (i) a non-recurring reduction in life insurance premium expense of $24,000 in 2000, (ii) an increase in executive salaries due to the newly created position of President, and (iii) an increase in professional fees.

         Michigan Single Business Tax

        Michigan Single Business Tax expense increased $20,000 from $30,000 for the three months ended February 29, 2000 to $50,000 for the three months ended February 28, 2001. This increase was due to a change in the tax calculation effective with the 2001 tax year which reduced the tax benefit from the investment in depreciable capital assets.

Depreciation and Amortization

        Depreciation and amortization expense increased $93,000 for the three months ended February 28, 2001 compared to the same period of 2000 (from $346,000 to $439,000). The increase in depreciation and amortization expense for the three months ended February 28, 2001 was primarily attributable to an increase in (i) depreciation expense related to new restaurants, and (ii) amortization expense related to both new loan costs and franchise fees incurred for new restaurants. The increase in depreciation expense related to a restaurant which was open for only a portion of 2000 was offset by a decrease in depreciation expense for restaurants which have been closed.

Interest Expense

        Interest expense increased $85,000 for the three months ended February 28, 2001 compared to the same period of 2000 (from $310,000 to $395,000). The increase in interest expense for the three months ended February 28, 2001 was primarily related to increased long-term debt incurred to construct new restaurants. This increase was partially offset by a decrease in interest expense on capital leases which are nearing maturity. Nearly all of the Company’s long-term debt is at fixed interest rates.

Interest Income

        Interest income decreased $31,000 for the three months ended February 28, 2001 compared to the same period of 2000 (from $38,000 to $7,000). Interest income in fiscal 2000 was primarily from interest earned on the note receivable obtained in the sale of a hotel property which was paid in full in April 2000, resulting in a significant decrease in interest income for the three months ended February 28, 2001.

Other Income

        Other income of $45,000 for the three months ended February 29, 2000 represented income related to the extension of a note receivable related to the prior sale of one of the Company’s hotel properties.

Gain on Disposal of Assets

        A gain of $48,000 was recognized for the three months ended February 29, 2000 due to the excess of insurance proceeds over the net book value of fire damaged equipment.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $506,000, from $788,000 as of November 30, 2000 to $1,294,000 as of February 28, 2001. The increase in cash was the result of the following:

         Net cash used in operating activities               $  (616,000)
         Net cash used in investing activities                (1,442,000)
         Net cash provided by financing activities             2,564,000
                                                             -----------

         Net decrease in cash                                $   506,000
                                                             ===========

        Net cash used in operating activities increased $248,000, from $368,000 for the three months ended February 29, 2000 to $616,000 for the three months ended February 28, 2001. The increase in cash used in operating activities was primarily due to the following (i) a decrease in the net earnings before depreciation and amortization of $46,000 for the first quarter of 2001 compared to the first quarter of 2000, (ii) a $67,000 increase in the amount of the reduction in deferred revenue, and (iii) a net decrease in working capital (excluding cash) of $188,000 for the first quarter of 2001 compared to the first quarter of 2000.

        Net cash used in investing activities increased $531,000, from $911,000 to $1,442,000 for the three months ended February 29, 2000 compared to the three months ended February 28, 2001. The increase in cash used in investing activities was primarily the result of a $395,000 increase in the purchase of property and equipment in the first quarter of 2001 compared to the first quarter of 2000. Property and equipment additions for the first quarter of 2001 totaled $1,389,000. In January of 2001, the Company purchased two of its restaurant properties that were previously leased for $800,000. The remaining $589,000 of capital additions included (i) $487,000 for the development of new restaurants (a new restaurant opened in January 2001), (ii) $58,000 for leasehold improvements for office space made in connection with the consolidation of the Company’s two administrative offices, and (iii) $44,000 in expenditures at existing locations. Other investing activities included the payment of $25,000 for a franchise fee for a new restaurant and $28,000 of earnest deposits made toward future restaurant sites.

        Net cash provided by financing activities increased $1,923,000 from $641,000 to $2,564,000 for the three months ended February 29, 2000 compared to the three months ended February 28, 2001. New borrowings increased $509,000, from $1,142,000 for the first quarter of 2000 to $1,651,000 for the first quarter of 2001. During the first quarter of 2001, the Company received $1,505,000 in proceeds from the sale of its common stock. These proceeds were from the sale of shares to the Company’s officers and directors. See Part II, Item 2 of this report for additional details. The increases in cash provided from financing activities from the items described above were offset by an increase in payments on long-term obligations and capital leases of $110,000.

Financial Condition

        As of February 28, 2001, the Company’s current liabilities exceeded its current assets by $1,352,000 compared to November 30, 2000, when current liabilities exceeded current assets by $2,347,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company’s current liabilities exceeded its current assets by $306,000 at February 28, 2001, and by $1,307,000 at November 30, 2000. At these dates, the ratios of current assets to current liabilities were .58:1 and .35:1, respectively. The primary reason for the improvement in working capital was the cash proceeds from the sale of the Company’s common stock. The above discussion of cash flows for the three months ended February 28, 2001 provides additional details of the increase in cash as well as the most significant reasons for the increase in working capital.

        As reported in the Company’s Form 10-K for the year ended November 30, 2000, cash flow from existing restaurants in fiscal 2000 was significantly less than the Company has historically experienced. As a result, the Company began fiscal 2001 with less cash reserves than desired and at less than historical levels. As is typically experienced during the first fiscal quarter, the Company did not generate positive cash flow from operations due to reduced traffic in the winter months. In order to improve the Company’s liquidity, management has executed a plan to raise cash and began implementing changes to operations so that existing restaurants can exceed profit margins experienced in the past.

        As described above and in Part II, Item 2 of this report, the Company raised $1,505,000 in cash during the first quarter of 2001 through the sale of the Company’s common stock to the Company’s officers and certain directors. On March 2, 2001, the Company received $3,000,000 in marketing advances and other funds under its beverage contract with Pepsi-Cola. These two sources of cash have significantly improved the Company’s liquidity and financial condition. As a result of these funds, in March 2001 the Company was able to make payments of $1,262,000 to fully pay down its revolving line of credit and retire two other equipment loans prior to their scheduled maturity. Management believes the above transactions place the Company in position to meet its current obligations over the next twelve months as well as allow the Company to execute its growth plan which is described below. Therefore, the primary cash management activities facing the Company are (i) operations of existing Wendy’s restaurants, and (ii) investment into new Wendy’s restaurants.

        Cash flow from existing operations has declined over the past year due to both increased operating costs and operational challenges resulting from the Company’s significant growth rate over the past two years. Previous management of the Company developed only two new restaurants between 1988 and 1998. A new management team that was assembled in 1998 began aggressively developing new restaurants. In the past two years the Company has experienced a 32% increase in number of restaurants. The Company has recognized the need to implement a number of operational changes in order to effectively manage a growing and larger company. These changes, which are presently being implemented are discussed in detail in the “Management Outlook” section. It is anticipated that these initiatives will increase cash flow from existing operations over the upcoming fiscal year.

        Capital investment into existing restaurants is estimated at $1,000,000 during fiscal 2001. It is anticipated that the capital resources for this investment will be a combination of internally generated cash from existing operations, cash on hand, and possible financing that may be available under Wendy’s International preferred lender programs at favorable interest rates.

        The Company plans to open six to eight new stores during fiscal 2001. In order to minimize the impact of increased cash flow requirements that are generated during a new store start-up period, the Company limited new store openings to only one store during the first fiscal quarter with the remaining stores opening throughout the balance of the fiscal year. The Company benchmarks and monitors its pre-opening and start-up costs to insure that improved efficiencies are being achieved.

        The majority of the planned new restaurants for fiscal 2001 will require an investment in real estate and equipment, and the remainder of the planned new restaurants will require an investment in equipment only as the real estate will be leased. It is anticipated that the new restaurants will require an investment of up to $1.25 million for each new restaurant that is owned and up to $275,000 for each new restaurant that is leased. It is expected that $275,000 of equity will be invested in each new restaurant. These funds are expected to come from internally generated cash from existing operations and from cash on hand. The Company has received a $2,500,000 forward commitment for debt financing for two new restaurants and has received multiple proposals to obtain additional debt financing to purchase both the equipment and real estate for the remaining new restaurants. The Company has recently completed construction on two restaurants, one that opened in January 2001 and one that opened in March 2001. The land and building of the restaurant opened in January are being leased and $275,000 of equity has been invested in the equipment and franchise fee. The land and building of the restaurant opened in March are owned by the Company and are subject to a 15-year mortgage (20-year amortization). This loan will carry a fixed interest rate equal to 2.6% over the then current same term treasury rates when the mortgage is finalized. Based on current treasury rates, the rate would be approximately 7.4%. The equipment and franchise fee (approximately $275,000) will be paid with cash on hand. Other financing commitment proposals received by the Company for real estate contain similar terms.

        The Company’s various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

  Fixed Charge Coverage Ratio (“FCCR”) of 1.2:1 for the Wendy’s operation as a whole;
  FCCR of 1.2:1 for the Wendy’s restaurants that are subject to a real estate mortgage;
  FCCR of 1.4:1 for the Wendy’s restaurants that are subject to both a real estate mortgage and a business value loan;
  Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0 : 1; and
  a restriction against using operating cash flow from the Wendy’s business to fund corporate level expenses if such funding would cause the FCCR to be less than 1.2:1.

At February 28, 2001, the Company was in compliance with these covenants.

Management’s Outlook

        The Company has initiated a total evaluation and reengineering of many of its administrative and operational processes. The Company began implementing several operational changes that are expected to increase cash flow. These changes include (i) the adoption of a more objective profit-oriented incentive compensation plan for restaurant management, (ii) creation of quarterly contests for crew members that attempt to involve them more fully in meeting the Company’s financial and operational goals, (iii) realignment of key operational personnel into more productive and profit-generating positions, (iv) consolidation of the Company’s Grand Rapids and Kalamazoo offices into a new office in Grand Rapids, (v) establishment of an in-house training center to improve the quality and effectiveness of restaurant managers and to reduce turnover, and (vi) implementation of an aggressive capital improvement plan at existing restaurants. These operational initiatives, along with an aggressive and strategic growth plan, are the key elements of management’s plans for fiscal 2001.

        During the upcoming year, management will focus on stabilizing the workforce at its restaurants. With a renewed emphasis on recruiting, management intends to improve upon its hiring process. Through improved training programs and working conditions, combined with a competitive compensation and incentive pay plan, management expects to retain a greater percentage of its employees in fiscal 2001. Recent industry-wide surveys indicate that employee recruitment and retention is the top operational challenge for quick-service restaurant businesses in 2001.

        Capital improvements will focus on two primary areas: renovation of restaurant properties and the continued implementation of the Wendy’s system-wide program called “Service Excellence.” The major thrust of Service Excellence involves training employees to approach service in a new manner. Also, the average age of the Company’s restaurants at approximately 13 years, the Company is targeting several of its older restaurants for a complete “face-lift” which is expected to improve the overall dining experience for its customers.

        Restaurant openings continue to form the basis of the Company’s growth strategy. During fiscal 2001 the Company plans to open six to eight new units. In addition, the Company will focus on the development and sale of surplus real estate associated with newly constructed Wendy’s restaurants. As a key component of this focus, the Company has hired Robert E. Potts to fill the newly created position of Vice President of Real Estate. Mr. Potts has extensive experience in retail property acquisitions, development and sales. The Company will continue to assess its existing units to determine whether it is in the Company’s best interest to replace older and outdated units with new, more efficient restaurants.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

PART II
OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

        On November 30, 2000, Meritage sold 200,000 unregistered common shares to the Company’s newly appointed President, Robert E. Riley, in connection with Mr. Riley’s appointment as President. The shares were priced at $2.00 per share which was the closing price of Meritage’s common shares on the American Stock Exchange on October 25, 2000, the date that Mr. Riley was appointed President. The source of the common shares issued to Mr. Riley was treasury shares. This issuance was exempt from registration under the Securities Act of 1933 pursuant to §4(2) of the Act.

        On February 9, 2001, Meritage completed the sale of 762,500 unregistered common shares to its officers and certain directors at $2.1556 per share in a private placement. Cash proceeds of $1,104,745 and a 90-day promissory note for $538,900 will be used for the continued development of its Wendy’s operations. The private placement was authorized by the Board of Directors on January 22, 2001. The share price was computed by adding $0.0625 to the average closing price of the common shares on the American Stock Exchange for the ten trading days beginning on January 22, 2001. The source of the common shares issued was treasury shares. The following directors and officers participated in the private placement and acquired the common shares noted next to their name: Director - James P. Bishop (10,000 shares); Director - Joseph L. Maggini (230,000 shares); CEO & Director - Robert E. Schermer, Jr. (250,000 shares); President - Robert E. Riley (250,000 shares); Vice President & Secretary - James R. Saalfeld (2,500 shares); and Vice President & Treasurer - Pauline M. Krywanski (20,000 shares). Mr. Schermer’s shares were purchased with a 90-day recourse note to Meritage bearing interest at 8.0% per annum and secured by 250,000 common shares. This issuance was exempt from registration under the Securities Act of 1933 pursuant to §4(2) of the Act.

Item 5.    Other Information.

        As reported in Part II, Item 2, the Company completed the sale of 762,500 unregistered common shares on February 9, 2001. Following the purchase, three members of the Company’s management (Messrs. Maggini, Riley and Schermer, Jr.) each beneficially own between 7.5% and 9.5% of the voting power of the Company’s outstanding common shares. These individuals are considering purchases of additional stock, privately or in the market, that may increase each of their ownership totals beyond 10% of the voting power of the Company’s outstanding voting common shares. The Board of Directors does not intend that Chapter 7A of the Michigan Business Corporation Act (re: business combinations) apply to these individuals, or their identified or unidentified existing or future affiliates. Therefore, on February 15, 2001, the Board adopted resolutions, in accordance with the Michigan Business Corporation Act, that the provisions of Chapter 7A shall not apply to any present or future business combination with these individuals or their identified or unidentified existing or future affiliates.

        The Company opened its 33rd Wendy’s restaurant during the first fiscal quarter of 2001. The new restaurant is located at the 44th Street and Stauffer Ave. in Kentwood, Michigan. This store also represents the third combination store that Meritage has opened which combines a full service Wendy’s restaurant with a gas station and convenience store.

Item 6.    Exhibits and Reports on Form 8-K.

         Reports on Form 8-K.

        On February 13, 2001, the Company filed a Form 8-K which reported on the purchase of 762,500 unregistered common shares as described in Items 2 and 5 above.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 11, 2001

MERITAGE HOSPITALITY GROUP INC.

By    /s/Robert E. Schermer, Jr.
     Robert E. Schermer, Jr.
     Chief Executive Officer

By    /s/Pauline M. Krywanski
     Pauline M. Krywanski
     Vice President and Treasurer
     (Chief Financial Officer)