Form 10-Q
period 2001-05-31
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2001-07-12
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] [ ]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2001.
                                                                                  or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 0-17442

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization) 1971 East Beltline Ave, N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	38-2730460 (I.R.S. Employer Identification No.) 49525 (Zip Code)

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

Yes [X]                 No [  ]

As of July 6, 2001 there were 5,389,642 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000. The results of operations for the three and six month periods ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                Meritage Hospitality Group Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       May 31, 2001 and November 30, 2000

--------------------------------------------------------------------------------

                                     ASSETS

                                                       May 31,
                                                         2001       November 30,
                                                      (Unaudited)       2000
                                                      -----------   ------------
Current Assets
    Cash and cash equivalents                         $ 2,216,098   $   787,747
    Receivables                                           131,513        59,605
    Inventories                                           201,978       228,023
    Prepaid expenses and other current assets              61,601       165,104
                                                      -----------   ------------
                  Total current assets                  2,611,190     1,240,479

Property, Plant and Equipment, net                     21,318,668    19,092,780

Other Assets
    Assets held for sale                                  970,045       704,350
    Goodwill, net of amortization of $607,580
      and $516,816, respectively                        4,702,143     4,792,907
    Franchise costs, net of amortization of
      $79,195 and $65,375, respectively                   770,805       734,625
    Financing costs, net of amortization of
      $70,606 and $47,379, respectively                   356,859       355,180
    Deferred charges and other assets                     168,366       124,907
                                                      -----------   ------------
                  Total other assets                    6,968,218     6,711,969
                                                      -----------   ------------
                  Total assets                        $30,898,076   $27,045,228
                                                      ===========   ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Consolidated Balance Sheets - continued
                       May 31, 2001 and November 30, 2000

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       May 31,
                                                         2001       November 30,
                                                     (Unaudited)        2000
                                                    ------------    ------------
Current Liabilities
    Current portion of long-term obligations        $    636,021    $    682,242
    Current portion of obligations
      under capital lease                                328,773         357,768
    Trade accounts payable                               893,576       1,376,342
    Income taxes payable                                   2,264           2,264
    Accrued liabilities                                1,483,471       1,168,708
                                                    -------------   ------------
      Total current liabilities                        3,344,105       3,587,324

Long-Term Obligations                                 16,472,550      16,475,202

Obligations Under Capital Lease                          560,116         709,046

Deferred Revenue                                       4,460,014       1,742,483

Commitments and Contingencies                               --              --

Stockholders' Equity
    Preferred stock - $0.01 par value
      shares authorized: 5,000,000;
      200,000 designated as Series A
      convertible cumulative preferred stock
      shares issued and outstanding: 29,520
      (liquidation value - $295,200)                         295             295
    Common stock - $0.01 par value
      shares authorized: 30,000,000
      shares issued: 5,869,956 and
      5,862,702, respectively shares outstanding:
      5,389,642 and 4,454,884, respectively               53,896          44,548
    Additional paid in capital                        13,674,942      11,703,257
    Note receivable from the sale of shares             (538,900)           --
    Accumulated deficit                               (7,128,942)     (7,216,927)
                                                    -------------   ------------
      Total stockholders' equity                       6,061,291       4,531,173
                                                    -------------   ------------
      Total liabilities and stockholders' equity    $ 30,898,076    $ 27,045,228
                                                    ============    ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
                     For the Six Month Periods Ended May 31,
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                May 31,        May 31,
                                                 2001            2000
                                             ------------    ------------
Food and beverage revenue                    $ 17,607,416    $ 15,367,557

Costs and expenses
    Cost of food and beverages                  4,867,010       4,421,594
    Operating expenses                         10,201,768       9,099,222
    General and administrative expenses         1,346,340         988,161
    Depreciation and amortization                 904,100         729,305
    Gain on sale of impaired assets              (459,767)           --
                                             ------------    ------------
       Total costs and expenses                16,859,451      15,238,282
                                             ------------    ------------
Earnings from operations                          747,965         129,275

Other income (expense)
    Interest expense                             (762,140)       (643,410)
    Interest income                                53,787          74,539
    Other income                                   10,727          66,000
    Gain on disposal of assets                     50,930          47,167
                                             ------------    ------------
       Total other expense                       (646,696)       (455,704)
                                             ------------    ------------
       Net earnings (loss)                        101,269        (326,429)

Dividends on preferred stock                       13,284          20,034
                                             ------------    ------------
Net earnings (loss) on common shares         $     87,985    $   (346,463)
                                             ============    ============
Net earnings (loss) per common share
   - basic and diluted                       $       0.02    $   (0.06)
                                             ============    ============
Weighted average shares
  outstanding - basic                           5,102,985       5,746,241
                                             ============    ============
Weighted average shares
  outstanding - diluted                         5,144,553       5,746,241
                                             ============    ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    For the Three Month Periods Ended May 31,
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                 May 31,        May 31,
                                                  2001           2000
                                             -----------    -----------
Food and beverage revenue                    $ 9,401,172    $ 8,330,889

Costs and expenses
    Cost of food and beverages                 2,630,087      2,397,136
    Operating expenses                         5,281,558      4,824,995
    General and administrative expenses          719,458        508,722
    Depreciation and amortization                465,217        383,034
    Gain on sale of impaired assets             (459,767)          --
                                             -----------    -----------
                  Total costs and expenses     8,636,553      8,113,887
                                             -----------    -----------
Earnings from operations                         764,619        217,002

Other income (expense)
    Interest expense                            (366,455)      (333,147)
    Interest income                               46,572         36,497
    Other income                                  10,727         21,000
    Gain (loss) on disposal of assets             50,930           (834)
                                             -----------    -----------
                  Total other expense           (258,226)      (276,484)
                                             -----------    -----------
                  Net earnings (loss)            506,393        (59,482)
                                             -----------    -----------
Dividends on preferred stock                       6,642         10,017

Net earnings (loss) on common shares         $   499,751    $   (69,499)
                                             ===========    ============
Net earnings (loss) per common share
  - basic and diluted                        $      0.09    $     (0.01)
                                             ===========    ============

Weighted average shares outstanding
  - basic                                      5,411,743       5,744,658
                                             ===========    ============
Weighted average shares outstanding
  - diluted                                    5,462,028       5,744,658
                                             ===========    ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                      For the Year Ended November 30, 2000
             and the Six Month Period Ended May 31, 2001 (Unaudited)

--------------------------------------------------------------------------------

                                 Series A                            Note
                               Convertible           Additional   Receivable
                                Preferred    Common    Paid-In      Sale of     Accumulated
                                  Stock       Stock    Capital      Shares        Deficit        Total
------------------------------ ----------- --------- -----------  ------------  ------------ ------------

Balance at December 1, 1999      $  445    $ 57,519  $13,316,795  $(1,660,962)  $(5,830,847) $ 5,882,950

Issuance of 30,464 shares of
  common stock                       -          304       67,437           -             -        67,741

Transfer of 15,000 shares of
  convertible preferred shares
  for 80,001 common shares         (150)        800         (650)          -             -           -

Preferred dividends paid             -           -           -             -        (33,318)     (33,318)

Surrender of 1,392,858 common
  shares for note receivable         -      (13,929)  (1,647,033)   1,660,962            -           -

Purchase of 14,600 shares of
  common stock                       -         (146)     (33,292)          -             -       (33,438)

Net loss                             -           -           -             -     (1,352,762)  (1,352,762)
                                 ------    --------  -----------  ------------  -----------  -----------
Balance at November 30, 2000        295      44,548   11,703,257           -     (7,216,927)   4,531,173

Issuance of 969,754 shares of
  common stock                       -        9,698    2,048,697     (538,900)           -     1,519,495

Preferred dividends paid             -           -           -             -        (13,284)     (13,284)

Purchase of 34,996 shares of
  common stock                       -         (350)     (77,012)          -             -       (77,362)

Net earnings                         -           -           -             -        101,269      101,269
                                 ------    --------  -----------  ------------  -----------  -----------
Balance at May 31, 2001          $  295    $ 53,896  $13,674,942  $  (538,900)  $(7,128,942) $ 6,061,291
                                 ======    ========  ===========  ===========   ===========  ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     For the Six Month Periods Ended May 31,
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     May 31,         May 31,
                                                      2001            2000
                                                  -----------    -----------
Cash Flows from Operating Activities
    Net earnings (loss)                           $   101,269    $  (326,429)
    Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating activities
         Depreciation and amortization                904,100        729,305
         Compensation and fees paid by
           issuance of common stock                    14,750         27,744
         Gain on disposal of assets                   (50,930)       (47,167)
         Gain on sale of impaired assets             (459,767)          --
         Increase in deferred revenue               2,717,531        159,722
         Decrease (increase) in current assets         57,640         (2,294)
         Decrease in current liabilities             (168,003)      (301,943)
                                                  -----------    -----------
           Net cash provided by
           operating activities                     3,116,590        238,938

Cash Flows from Investing Activities
    Purchase of property, plant
      and equipment                                (2,994,636)    (2,146,004)
    Purchase of assets held for sale                 (617,870)          --
    Payment for franchise agreement                   (50,000)       (25,000)
    Proceeds from sale of assets                      862,872         86,500
    Collection on note receivable                        --          475,000
    Increase in other assets                          (51,000)          --
                                                  -----------    -----------
            Net cash used in
            investing activities                   (2,850,634)    (1,609,504)

Cash Flows from Financing Activities
    Proceeds from long-term obligations               793,885      1,920,634
    Proceeds from borrowings
      on line of credit                             1,050,000           --
    Payment of financing costs                        (24,906)       (15,396)
    Principal payments on long-term
      obligations                                    (525,258)      (699,230)
    Principal payments on line of credit           (1,367,500)          --
    Payments on obligations under
      capital lease                                  (177,925)      (159,681)
    Proceeds from issuance of common shares         1,504,745         28,750
    Purchase of common stock                          (77,362)       (33,438)
    Preferred dividends paid                          (13,284)       (20,034)
                                                  -----------    -----------
            Net cash provided by
             financing activities                   1,162,395      1,021,605
                                                  -----------    -----------
            Net increase (decrease)
             in cash                                1,428,351       (348,961)

Cash and Cash Equivalents
  - Beginning of Period                               787,747      1,578,914
                                                  -----------    -----------
Cash and Cash Equivalents
  - End of Period                                 $ 2,216,098    $ 1,229,953
                                                  ===========    ===========

Supplemental Cash Flow Information - See Note A

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Notes to Unaudited Financial Statements
              For the Six Month Periods Ended May 31, 2001 and 2000

--------------------------------------------------------------------------------

Note A - Supplemental Cash Flow Information
                                                     2001                2000
                                                  -----------        -----------
Cash paid for interest,
  net of capitalized interest                     $  748,689         $  641,895
                                                  ==========         ==========

Schedule of Non-Cash Investing
and Financing Activities

Issuance of 250,000 shares of
   common stock in exchange for
   an 8% short-term note receivable               $  538,900
                                                  ==========

Note B - Earnings (Loss) Per Share

Basic  earnings per share is computed by dividing  earnings on common  shares by the weighted  average  number of common shares  outstanding  during each period.
Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted  earnings per share for the three and six month  periods ended
May 31, 2001 and 2000:

                          Three months ended May 31,    Six months ended May 31,
                          --------------------------   -------------------------
                               2001           2000          2001         2000
                          -----------   ------------   -----------   -----------
Numerators
  Net earnings (loss)
    from operations       $   506,393   $   (59,482)   $   101,269   $ (326,429)
  Less preferred stock
    dividends                   6,642        10,017         13,284       20,034
                          -----------   -----------    -----------   ----------
  Net earnings (loss)
    on common shares -
    basic and diluted     $   499,751   $   (69,499)   $    87,985   $ (346,463)
                          ===========   ===========    ===========   ==========

Denominators
  Weighted average
   common shares
   outstanding - basic      5,411,743     5,744,658      5,102,985    5,746,241

  Effect of dilutive
   securities:
   Stock options               50,285          --            1,568         --
                          -----------   -----------    -----------   ----------
  Weighted average
    common shares
    outstanding -
    diluted                 5,462,028     5,744,658      5,144,553    5,746,241
                          ===========   ===========    ===========   ==========

For the three and six months ended May 31, 2000, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of conversion of preferred stock and exercise of stock options would be antidilutive. For the three and six months ended May 31, 2001, convertible preferred stock was not included in the computation of diluted earnings per share because the conversion of preferred stock would be antidilutive.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of operations for the three and six month periods ended May 31, 2001 and May 31, 2000 are summarized in the following tables:

                                                         Statements of Operations
                                 --------------------------------------------------------------------
                                  Three month periods ended May 31,   Six month periods ended May 31,
                                 ----------------------------------  --------------------------------
                                     $ (000's)      %  of Revenue        $ (000's)     %  of Revenue
                                 ----------------   ---------------  ----------------  --------------
                                  2001      2000     2001     2000     2001    2000     2001     2000
                                 ------   -------   ------   ------  ------- --------  ------  ------
Food and beverage revenue        $9,401   $ 8,331   100.0%   100.0%  $17,607 $ 15,367  100.0%  100.0%

Costs and expenses
  Cost of food and beverages      2,630     2,397    28.0     28.8     4,867    4,422   27.7    28.8
  Operating expenses              5,282     4,825    56.2     57.9    10,202    9,099   57.9    59.2
  General and administrative
    Restaurant operations           321       266     3.4      3.2       629      521    3.6     3.4
    Corporate level expenses        324       207     3.4      2.5       593      401    3.4     2.6
    Michigan single business tax     74        36     0.8      0.5       124       66    0.7     0.4
  Depreciation and amortization     420       338     4.5      4.0       813      638    4.6     4.2
  Goodwill amortization              45        45     0.5      0.5        91       91    0.5     0.6
  Gain on sale of impaired
    assets                         (460)        -    (4.9)       -      (460)       -   (2.6)      -
                                 ------   -------   ------   ------  ------- --------  ------  ------
   Total costs and expenses       8,636     8,114    91.9     97.4    16,859   15,238   95.8    99.2
                                 ------   -------   ------   ------  ------- --------  ------  ------
Earnings from operations            765       217     8.1      2.6       748      129    4.2     0.8

Other income (expense)
  Interest expense                 (366)     (333)   (3.8)    (4.0)     (762)    (643)  (4.3)   (4.1)
  Interest income                    46        37     0.5      0.4        54       75    0.3     0.5
  Other income                       10        21     0.1      0.3        10       66    0.1     0.4
  Gain (loss) on
    disposal of assets               51        (1)    0.5     (0.0)       51       47    0.3     0.3
                                 ------   -------   ------   ------  ------- --------  ------  ------
   Total other expense             (259)     (276)   (2.7)    (3.3)     (647)    (455)  (3.6)   (2.9)
                                 ------   -------   ------   ------  ------- --------  ------  ------
Earnings (loss) from
     Operations                  $  506   $   (59)    5.4%    (0.7)%   $ 101    $(326)   0.6%   (2.1)%
                                 ======   =======   =====    ======  =======  =======  =====   ======

Revenue

        Food and beverage revenue increased $1,070,000 (from $8,331,000 to $9,401,000) or 12.8% for the three months ended May 31, 2001 compared to the same period of 2000. For the six months ended May 31, 2001 food and beverage revenue increased $2,240,000 (from $15,367,000 to $17,607,000) or 14.6% compared to the same period of 2000. The increase in revenue was due primarily to sales from new restaurants. New restaurants (i.e., those open less than twelve months), contributed $1,415,000 and $2,753,000 in new sales for the three and six months ended May 31, 2001, respectively. Revenue during the six months ended May 31, 2001 was positively impacted by a net increase in sales of $199,000 from a restaurant that was open for only a portion of the first quarter of 2000. Offsetting the positive impact from new restaurant sales was a reduction in revenue of $589,000 and $1,004,000 respectively, for the three and six months ended May 31, 2001, compared to the same period in the prior year from restaurants that were open during the three and six months ended May 31, 2000 and which were subsequently closed due to the development of new restaurants in the same trade areas. Food and beverage revenue increased for restaurants in operation during both the three and six months ended May 31, 2001 and 2000 (“same store sales”) as set forth in the following table:

                      Average Net Sales Per Restaurant Unit

                                   2001         2000      Increase    % Increase
                                  --------    --------    --------    ----------
Three months ended May 31         $296,698    $287,533    $ 9,165        3.2%
Three months ended February 29     257,385     255,595      1,790        0.7%
                                  --------    --------    -------
Six months ended May 31           $554,083    $543,128    $10,955        2.0%
                                  ========    ========    =======

        Same store sales increased $244,000 and $292,000 respectively for the three and six months ended May 31, 2001, compared to the same periods in 2000. The increase in same store sales resulted from the net effect of an increase in the average ticket amount of 6.1% and 7.6% respectively, and a decrease in customer count of 2.4% and 4.8% respectively, for the three and six months ended May 31, 2001. The increase in the average ticket amount was the result of (i) menu price increases, (ii) the continuation of the trend of increased “combo” meal sales (a combined purchase of a sandwich, French fry and beverage), and (iii) a significant decrease in the use of customer coupons and discounts. The following factors may have had an impact on the decrease in customer traffic: (i) aggressive discount pricing promotions offered by some of Wendy’s primary competitors, (ii) the discontinuance of the Pita product line, (iii) increased menu pricing, and (iv) the scheduled discontinuance of participation in customer discount programs. Same store sales for the three and six months ended May 31, 2001 compared to the same periods in the prior year increased despite a decrease in revenue due to the decision by Wendy’s International to discontinue the Pita product line on January 1, 2001. Pita sales were approximately $148,000 and $426,000, respectively during the three and six months ended May 31, 2000. Same store sales for the six months ended May 31, 2001 were also negatively impacted by one less day of sales in the first quarter of 2001 compared to the first quarter of 2000 which was a leap year (a decrease in sales of approximately $76,000). The Company and Wendy’s International have continued to resist engaging in deep price discounting, choosing instead to combat the low prices of its competitors with its “value menu” offerings and high quality, made-to-order products.

Cost of Food and Beverages

        Cost of food and beverages as a percentage of food and beverage revenue was 28.0% for the three months ended May 31, 2001 compared to 28.8% for the three months ended May 31, 2000. Cost of food and beverages for the six months ended May 31, 2001, as a percentage of food and beverage revenue, was 27.7% compared to 28.8% for the same period of 2000. This decrease was the result of increased menu prices which were partially offset by product cost increases and increased waste costs. The primary reason for the increase in product costs was an increase of approximately 10% and 5%, respectively, in beef prices for the three and six months ended May 31, 2001 compared to the same periods in 2000. Cost of food and beverages percentages of 28.0% for the three months ended May 31, 2001, and 27.7% for the six months ended May 31, 2001, are in line with the Company’s and Wendy’s International’s guidelines.

Operating Expenses

        Operating expenses as a percentage of revenue decreased 1.7 percentage points for the three months ended May 31, 2001 compared to the same period of 2000 (from 57.9% to 56.2%). For the six months ended May 31, 2001, operating expenses decreased 1.3 percentage points compared to the same period of 2000 (from 59.2% to 57.9%). The following table illustrates operating expense categories with significant year-to-year fluctuations:

                             Three months ended May 31, Six months ended May 31,
                             -------------------------  ------------------------
                                          Increase                   Increase
                             2001  2000  (Decrease)     2001   2000  (Decrease)
                             ----  ----  ----------     ----   ----  ----------
As a percentage of revenue:
  Labor and related costs    32.8  34.0    (1.2)        34.0   34.9    (0.9)
  Occupancy expenses          8.7   8.4     0.3          9.6    8.9     0.7
  Advertising expense         4.2   4.6    (0.4)         3.7    4.6    (0.9)

        Labor and Related Expenses

        The decrease in labor and related costs was primarily the result of a reduction in crew and store management labor as a percentage of sales. This reduction of labor costs as a percentage of revenue occurred in spite of increases in the average hourly rates of 4.9% and 4.6% respectively, for the three and six months ended May 31, 2001, compared to the same periods in the prior year. This reduction was due to a number of factors including: (i) increased selling prices which caused a decrease in labor expenses as a percentage of revenue, (ii) the implementation of an incentive based bonus program for managers with a focus on managing labor hours and efficiencies, and (iii) completion of the installation of the first phase of the Wendy’s International Service Excellence program which primarily focuses on improving labor efficiencies. The increases in average hourly rate for the three and six months ended May 31, 2001 was comparable with the increases experienced by Wendy’s International on a nationwide basis.

        Occupancy Expenses

        Occupancy expenses increased 0.3% as a percentage of revenue (from 8.4% to 8.7%) for the three months ended May 31, 2001 compared to the same period of 2000. This increase was primarily the result of an increase in property insurance premiums beginning in July 2000 due largely to two fire damage claims during the previous plan year. Occupancy expenses increased 0.7% as a percentage of revenue (from 8.9% to 9.6%) for the six months ended May 31, 2001 compared to the same period of 2000. This increase was primarily the result of (i) an increase in property insurance premiums as discussed earlier, (ii) an increase in utility costs in the colder winter months, and (iii) an increase in property tax expense due primarily to the overall increase in property values resulting from the development of new restaurants and the recycling of outdated restaurants.

        Advertising Expense

        Advertising expense decreased 0.4% as a percentage of revenue (from 4.6% to 4.2%) for the three months ended May 31, 2001 compared to the same period of 2000. For the six months ended May 31, 2001, advertising expense decreased 0.9% as a percentage of revenue (from 4.6% to 3.7%) compared to the same period of 2000. The decreases were primarily due to (i) a decrease in the local co-op advertising rate as a percentage of revenue resulting from the increase in the sales base due to new restaurants, (ii) a decrease in billboard advertising expense as the Company replaces billboard advertising with less expensive signs offered through the Michigan Department of Transportation highway sign program, (iii) a significant decrease in the cost of food given away due to the Company’s decision to discontinue its participation in certain discount and coupon programs to more closely mirror the programs utilized by the Wendy’s International system. These decreases were partially offset by a decrease in the amount of the marketing rebate recognized from the Company’s beverage supplier.

General and Administrative

         Restaurant Operations

        General and administrative expenses for the restaurant operations increased $55,000 for the three months ended May 31, 2001 compared to the same period of 2000 (from $266,000 to $321,000), from 3.2% of revenue to 3.4% of revenue. For the six months ended May 31, 2001, general and administrative expenses increased $108,000 (from $521,000 to $629,000) compared to the same period in the prior year, from 3.4% of revenue to 3.6% of revenue. The increase in general and administrative expenses for the three and six months ended May 31, 2001 was primarily the result of (i) increased administrative payroll costs related to the Company’s new store growth, (ii) non-recurring costs associated with the office relocation and consolidation, (iii) increased costs for use of outside computer consultants related to the financial reporting system, (iv) incentives paid to restaurant crew members in connection with restaurant performance contests which are new in 2001, and (v) ongoing costs at restaurants that have been closed but are still owned by the Company.

        Corporate Level Expenses

        General and administrative expenses for corporate level expenses increased $117,000 (from $207,000 to $324,000), from 2.5% of revenue to 3.4% of revenue for the three months ended May 31, 2001 compared to the same period of 2000. For the six months ended May 31, 2001, general and administrative expenses increased $192,000 (from $401,000 to $593,000), from 2.6% of revenue to 3.4% of revenue compared to the same period in the prior year. The increase for both the three and six month periods ended May 31, 2001 was primarily due to (i) increased salary expense due to new positions, (ii) increased bonus expense which was based on improved financial results, and (iii) non-recurring reductions in insurance and office supply expense related to certain hotel related activities recorded in 2000. These increases were partially offset by a decrease in professional expenses due to the finalization of certain hotel related transactions.

         Michigan Single Business Tax

        Michigan Single Business Tax (“SBT”) expense increased $38,000 (from $36,000 to $74,000) for the three months ended May 31, 2001 compared to the same period of 2000. For the six months ended May 31, 2001, Michigan SBT expense increased $58,000 (from $66,000 to $124,000) compared to the same period of the prior year. The increase for both the three and six month periods was primarily due to increased tax expense resulting from (i) a change in the tax calculation effective with the 2001 tax year which reduced the tax benefit from the investment in depreciable assets, (ii) an increase in the SBT tax base resulting from improved operating results and increases in growth related expenses which are not deductible in arriving at the SBT tax base, and (iii) the sale of property not used in operations.

Depreciation and Amortization

        Depreciation and amortization expense increased $82,000 for the three months ended May 31, 2001 compared to the same period of 2000 (from $338,000 to $420,000). For the six months ended May 31, 2001, depreciation and amortization expense increased $175,000 (from $638,000 to $813,000) compared to the same period of 2000. The increase in depreciation and amortization expense for the three and six months ended May 31, 2001 was primarily attributable to an increase in (i) depreciation expense related to new restaurants, (ii) depreciation expense for two restaurants purchased in January 2001 which had previously been leased, and (iii) amortization expense related to both loan costs and franchisee fees incurred in 2001 for new restaurants. These increases were partially offset by reductions in depreciation expense related to three restaurants that were closed (two in September 2000 and one in February 2001) due to the development of new restaurants in the same trade areas.

Gain on Sale of Impaired Assets

        The $460,000 gain on sale of impaired assets recognized for the three and six month periods ended May 31, 2001 resulted from the sale of a former restaurant, which was closed after a new restaurant was developed in the same trade area. An impairment loss had been recognized in the fourth quarter of 2000.

Interest Expense

        Interest expense increased $33,000 (from $333,000 to $366,000) for the three months ended May 31, 2001 compared to the same period of 2000. For the six months ended May 31, 2001, interest expense increased $119,000 (from $643,000 to $762,000) compared to the same period in the prior year. The increase in interest expense for the three and six months ended May 31, 2001 was primarily related to increased long-term debt incurred to construct new restaurants. This increase was partially offset by (i) a decrease in interest expense on capital leases which are nearing maturity, and (ii) the early retirement of certain equipment loans during the second quarter of 2001 which were outstanding in 2000. Nearly all of the Company’s long-term debt is at fixed interest rates.

Interest Income

        Interest income increased $9,000 for the three months ended May 31, 2001 (from $37,000 to $46,000) compared to the same period of 2000. For the six months ended May 31, 2001, interest income decreased $21,000 (from $75,000 to $54,000) compared to the same period of the prior year. Interest income for the three and six months ended May 31, 2001 included interest earned on cash balances and on a note receivable for the sale of shares which was obtained in February 2001. Interest income in fiscal 2000 was primarily earned on a note receivable obtained in the sale of a hotel property, which was paid in full in April 2000.

Other Income

        Other income of $10,000 for the three and six months ended May 31, 2001 resulted from proceeds obtained in an agreement to allow a right-of-way on certain restaurant property. Other income of $21,000 for the three months ended May 31, 2000 represented insurance proceeds related to a loss from storm damage incurred during 1998, which loss had previously been written off. Other income of $66,000 for the six months ended May 31, 2000 also included $45,000 of income related to the extension of a note receivable related to the sale of a former hotel property.

Gain (Loss) on Disposal of Assets

        A gain of $51,000 was recognized for the three and six months ended May 31, 2001 which resulted from the sale of excess land at one of the Company’s restaurants. A gain of $47,000 was recognized for the six months ended May 31, 2000 due to the excess of insurance proceeds over the net book value of fire damaged equipment.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $1,428,000, from $788,000 as of November 30, 2000 to $2,216,000 as of May 31, 2001. The increase in cash was the result of the following:

         Net cash provided by operating activities         $ 3,117,000
         Net cash used in investing activities              (2,851,000)
         Net cash provided by financing activities           1,162,000
                                                           -----------
         Net increase in cash                              $ 1,428,000
                                                           ===========

        Net cash provided by operating activities increased $2,878,000 for the six months ended May 31, 2001 compared to the same period of 2000. This increase was primarily due to (i) a $139,000 increase in net earnings before depreciation expense and gains from the sale and disposal of assets, (ii) a $2,558,000 increase in deferred revenue due primarily to the receipt of $3,000,000 under an agreement with the Company’s beverage provider, and (iii) a $134,000 decrease in cash paid to satisfy current liabilities.

        Net cash used in investing activities increased $1,241,000 for the six months ended May 31, 2001 compared to the same period of 2000. The increase was primarily the result of a $1,492,000 increase in the purchase of property and equipment during the first six months of fiscal 2001 compared to the first six months of fiscal 2000. During the six months ended May 31, 2001, the Company purchased $3,663,000 of property and equipment in connection with (i) the development of new restaurants ($1,825,000), (ii) the purchase of two restaurant properties which had been previously leased ($800,000), (iii) improvements to existing restaurants and offices ($420,000), and (iv) the purchase of surplus land held for sale ($618,000) which is adjacent to a new Wendy’s restaurant site and is expected to be sold in the third quarter. Partially offsetting these uses of cash were proceeds of $863,000 from the sale of assets during the six months ended May 31, 2001 compared to $87,000 of such proceeds received during the first six months of 2000. Additionally, $475,000 was collected as payment in full on a note receivable during fiscal 2000 further reducing the net cash used in investing activities in 2000.

        Net cash provided by financing activities increased $141,000 for the six months ended May 31, 2001 compared to the same period of 2000. The increase was primarily the result of (i) an increase of $1,476,000 (from $29,000 to $1,505,000) of proceeds resulting from the sale of common shares, and (ii) a $156,000 decrease in payments on long-term debt and capital leases. The decrease in debt payments reflects the final $475,000 payment made during the six months ended May 30, 2000 related to a note payable associated with the sale of a hotel property. Excluding the impact of the $475,000 payment, payments on long-term debt and capital leases increased $319,000, of which $211,000 represented (i) an early payoff of two equipment notes and (ii) a $108,000 increase in scheduled principal payments due to the additional debt incurred in the development of new restaurants. These increases in net cash provided by financing activities were partially offset by a decrease of $1,444,000 in net proceeds from long and short-term borrowings (from $1,920,000 to $476,000) which were incurred to finance new restaurant development during both years. During the six months ended May 31, 2001, the Company purchased 34,996 of its own common shares at current market prices in both market and private transactions at a cost of $77,362, compared to the six months ended May 30, 2000 when the Company purchased 14,600 common shares in market transactions at a cost of $33,438. In August 1999, the Company’s Board authorized the purchase, from time to time, of up to 200,000 shares of Meritage’s outstanding common stock at the prevailing market prices. In total, the Company has purchased 50,396 common shares.

Financial Condition

        As of May 31, 2001, the Company’s current liabilities exceeded its current assets by $733,000, compared to November 30, 2000 when current liabilities exceeded current assets by $2,347,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company’s current assets exceeded its current liabilities by $232,000 as of May 31, 2001 compared to November 30, 2000 when current liabilities exceeded current assets by $1,307,000. As of May 31, 2001 and November 30, 2000, the ratios of current assets to current liabilities were 0.78:1 and 0.35:1 respectively. The above discussion of cash flows for the six months ended May 31, 2001 explains the decrease in cash as well as the most significant reasons for the decrease in working capital.

        The Company is in a strong cash position due to the infusion of cash from both the issuance of common stock and the receipt of marketing funds from its beverage supplier. This cash position places the Company in position to meet its current obligations over the next twelve months as well as allowing the Company to execute its growth plan which is discussed below. The on-going cash management activities facing the Company include (i) operations of the Wendy’s restaurants, and (ii) investment in new Wendy’s restaurants.

        To insure that existing operations are being run effectively and efficiently, the Company has made improvements to the restaurant management team and has begun an aggressive capital improvement program for existing operations. The Company’s President, who has significant experience in growth oriented retail operations, has implemented many of these improvements. A new incentive based compensation plan was established at the beginning of this fiscal year for all restaurant management personnel. Additionally, the Company began implementation of a $1 million capital improvement plan which involves major renovations at several of its older restaurants as well as providing for the installation of certain labor saving equipment in the restaurants. It is anticipated that the resources for these capital investments will be a combination of internally generated cash, cash on hand, and possible financing that may be available under Wendy’s International preferred lender programs. While many of these improvements are just underway, the Company is already experiencing improved operating results from existing restaurants.

        The Company has opened two new restaurants this fiscal year, has two restaurants currently under development, and plans to open another two to four restaurants this year. The Company invested $1,526,000 in the two restaurants opened this year, one of which is leased and the other owned. The two restaurants currently under development will be owned by the Company and will require an investment of approximately $1.25 million each. It is anticipated that the remaining restaurants to be developed this year will be owned by the Company and will also require an investment of approximately $1.25 million each. The Company plans to obtain mortgages of approximately $1,000,000 on each owned property. The Company has received financing proposals from its current lender under similar terms. The terms for the 15-year mortgages have fixed rates of 2.6% over the ten-year treasury rate (approximately 7.7% based on current interest rates) and are amortized over 20 years. While the Company plans to invest approximately $275,000 of equity to equip each new restaurant, it has also received financing proposals for seven-year equipment loans at fixed interest rates of 2.5% over the five-year treasury rate (approximately 7.1% based on current interest rates).

        The various loan agreements contain loan covenants requiring the maintenance of certain financial ratios including:

  Fixed Charge Coverage Ratio (“FCCR”) of 1.2 : 1 for the Wendy’s operation as a whole;

  FCCR of 1.2 : 1 for the Wendy’s restaurants that are subject to a real estate mortgage;

  FCCR of 1.4 : 1 for the Wendy’s restaurants that are subject to both a real estate mortgage and a business value loan;

  Leverage Ratio (Funded Debt : Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0:1; and

  a restriction against using operating cash flow from the Wendy’s business to fund corporate level expenses if such funding would cause the FCCR to be less than 1.2 : 1.

At May 31, 2001, the Company was in compliance with these covenants.

Management's Outlook

        The Company is proceeding with the following operational enhancements during fiscal 2001: (i) the adoption of a more objective profit-oriented incentive compensation plan for restaurant management, (ii) creation of quarterly contests for crew members that attempt to involve them more fully in meeting the Company’s financial and operational goals, (iii) realignment of key operational personnel into more productive and profit-generating positions, (iv) consolidation of the Company’s Grand Rapids and Kalamazoo offices into a new office in Grand Rapids, (v) establishment of an in-house training center to improve the quality and effectiveness of restaurant managers and to reduce turnover, and (vi) implementation of an aggressive capital improvement plan at existing restaurants. These operational initiatives, along with the Company’s aggressive growth plan, are the key elements of management’s plans during fiscal 2001.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

PART II
OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders.

        The 2001 Annual Meeting of Shareholders was held at the Company’s new offices in Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 15, 2001. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 14, 2001. 4,396,160 common shares were present in person or by proxy at the meeting, representing 81% of the total shares outstanding.

         The shareholders elected the following seven members to the Company's Board of Directors to serve until the 2002 Annual Meeting: James P. Bishop (4,374,517 shares in favor), Christopher P. Hendy (4,374,517 shares in favor), Joseph L. Maggini (4,374,517 shares in favor), Robert E. Riley (4,369,740 shares in favor), Jerry L. Ruyan (4,374,517 shares in favor), Robert E. Schermer, Sr. (4,369,940 shares in favor) and Robert E. Schermer, Jr. (4,374,517 shares in favor). Each director received at least 95.6% of the total shares voted.

         The shareholders also ratified the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending November 30, 2001. The following are the results of the vote: In Favor: 4,385,435; Opposed: 1,110; Abstentions: 9,615.

Item 5.     Other Information.

         On May 15, 2001, the Board of Directors appointed the following officers of the Company: Robert E. Schermer, Jr. - Chief Executive Officer; Robert E. Riley - President, Pauline M. Krywanski - Vice President, Treasurer and Chief Financial Officer; Robert H. Potts - Vice President of Real Estate; and James R. Saalfeld - Vice President, General Counsel and Secretary. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, and Compensation Committees as standing committees of the Board of Directors.

         As reported in the previous quarterly report, Mr. Schermer Jr. purchased 250,000 Meritage common shares in a private placement completed in February 2001. Mr. Schermer purchased his shares with a 90-day recourse note to Meritage bearing interest at 8.0% per annum and secured by 250,000 common shares. On May 15, 2001, the Board of Directors approved an amendment to the note and security agreement extending the due date under the note to November 17, 2001. Mr. Schermer paid all accrued interest due under the note during the first ninety days.

        The Company opened its 33rd Wendy’s restaurant during the second fiscal quarter. The new restaurant is located at the intersection of 66th Street and Kalamazoo Avenue in Grand Rapids, Michigan.

Item 6.     Exhibits and Reports on Form 8-K.

         (a)      Exhibit List.

Exhibit No. 10.1 10.2

                        Description of Document

First Amended Promissory Note and Amended Stock Pledge Agreement dated as of February 16, 2001 among Meritage Hospitality Group Inc., as lender, and Robert E. Schermer, Jr., as borrower.

1999 Amended Directors' Compensation Plan.

All Exhibits filed herewith.

         (b)      Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 6, 2001

MERITAGE HOSPITALITY GROUP INC.

By   /s/Robert E. Schermer, Jr.
          Robert E. Schermer, Jr.
          Chief Executive Officer

By    /s/Pauline M. Krywanski
          Pauline M. Krywanski
          Vice President and Treasurer
          (Chief Financial Officer)

EXHIBIT INDEX

Exhibit No. 10.1 10.2

                        Description of Document

First Amended Promissory Note and Amended Stock Pledge Agreement dated as of February 16, 2001 among Meritage Hospitality Group Inc., as lender, and Robert E. Schermer, Jr., as borrower.

1999 Amended Directors' Compensation Plan.

All Exhibits filed herewith.