Form 10-Q
period 2001-09-02
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2001-10-15
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] [ ]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 2, 2001.
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

Yes [X]                 No [  ]

As of October 11, 2001 there were 5,323,799 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2000. The results of operations for the third quarter and year-to-date ended September 2, 2001 are not necessarily indicative of the results to be expected for the full year.

                Meritage Hospitality Group Inc. and Subsidiaries
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                     ASSETS

                                                     September 2,
                                                         2001       November 30,
                                                     (Unaudited)         2000
                                                     -----------    ------------
Current Assets
  Cash and cash equivalents                          $ 1,321,101     $   787,747
  Receivables                                             85,856          59,605
  Inventories                                            189,550         228,023
  Prepaid expenses and other current assets              134,153         165,104
                                                     -----------     -----------
                Total current assets                   1,730,660       1,240,479

Property, Plant and Equipment, net                    23,322,880      19,092,780

Other Assets
  Assets held for sale                                   427,139         704,350
  Goodwill, net of amortization
    of $652,963 and $516,816,
    respectively                                       4,656,760       4,792,907
  Franchise fees, net of
    amortization of $86,348
    and $65,375, respectively                            788,652         734,625
  Financing costs, net of
    amortization of $55,532
    and $47,379, respectively                            362,963         355,180
  Deferred charges and other assets                      141,444         124,907
                                                     -----------     -----------
                Total other assets                     6,376,958       6,711,969
                                                     -----------     -----------
                Total assets                         $31,430,498     $27,045,228
                                                     ===========     ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Consolidated Balance Sheets - continued

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 2,
                                                      2001          November 30,
                                                  (Unaudited)          2000
                                                  ------------     -------------
Current Liabilities
  Current portion of long-term
    obligations                                   $    637,004     $    682,242
  Current portion of obligations
    under capital lease                                313,737          357,768
  Trade accounts payable                             1,358,655        1,376,342
  Accrued liabilities                                1,445,001        1,170,972
                                                  ------------     -------------
      Total current liabilities                      3,754,397        3,587,324

Long-Term Obligations                               16,423,290       16,475,202

Obligations Under Capital Lease                        482,511          709,046

Deferred Revenue                                     4,318,378        1,742,483

Commitments and Contingencies                             --               --

Stockholders' Equity
  Preferred stock - $0.01 par value
    shares authorized: 5,000,000;
    200,000 designated as Series A
    convertible cumulative preferred
    stock shares issued and
    outstanding: 29,520
    (liquidation value - $295,200)                         295              295
  Common stock - $0.01 par value
    shares authorized: 30,000,000
    shares issued: 5,875,005 and
    5,862,702, respectively
    shares outstanding: 5,390,391
    and 4,454,884, respectively                         53,903           44,548
  Additional paid in capital                        13,676,062       11,703,257
  Note receivable from the sale of shares             (538,900)            --
  Accumulated deficit                               (6,739,438)      (7,216,927)
                                                  ------------     -------------
      Total stockholders' equity                     6,451,922        4,531,173
                                                  ------------     -------------
      Total liabilities and stockholders'
      equity                                      $ 31,430,498     $ 27,045,228
                                                  ============     ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
           For Nine Months Ended September 2, 2001 and August 31, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     2001               2000
                                                 ------------      -------------
Food and beverage revenue                        $ 27,933,043      $ 24,201,286

Costs and expenses
  Cost of food and beverages                        7,744,433         7,064,979
  Operating expenses                               15,968,203        14,325,682
  General and administrative expenses               2,045,685         1,518,682
  Depreciation and amortization                     1,382,351         1,139,808
  Gain on sale of impaired assets                    (459,767)             --
                                                 ------------      -------------
      Total costs and expenses                     26,680,905        24,049,151
                                                 ------------      -------------

Earnings from operations                            1,252,138           152,135

Other income (expense)
  Interest expense                                 (1,132,260)         (983,337)
  Interest income                                      86,944            86,811
  Gain on disposal of assets                          267,083           142,167
  Miscellaneous Income                                 23,510            66,000
                                                 ------------      -------------

       Total other expense                           (754,723)         (688,359)
                                                 ------------      -------------
       Net earnings (loss)                            497,415          (536,224)

Dividends on preferred stock                           19,926            26,675
                                                 ------------      -------------
Net earnings (loss) on common
  shares                                         $    477,489      $   (562,899)
                                                 ============      ============
Net earnings (loss) per common
  share - basic and diluted                      $       0.09      $      (0.10)
                                                 ============      ============
Weighted average shares
  outstanding - basic                               5,201,032         5,754,089
                                                 ============      ============
Weighted average shares
  outstanding - diluted                             5,246,780         5,754,089
                                                 ============      ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
          For Third Quarter Ended September 2, 2001 and August 31, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                     2001                2000
                                                 ------------      ------------
Food and beverage revenue                        $ 10,325,627      $  8,833,729

Costs and expenses
  Cost of food and beverages                        2,877,423         2,643,385
  Operating expenses                                5,766,435         5,226,460
  General and administrative expenses                 699,345           530,521
  Depreciation and amortization                       478,251           410,503
                                                 ------------      ------------
      Total costs and expenses                      9,821,454         8,810,869
                                                 ------------      ------------
Earnings from operations                              504,173            22,860

Other income (expense)
  Interest expense                                   (370,120)         (339,927)
  Interest income                                      33,157            12,272
  Gain on disposal of assets                          216,153            95,000
  Other income                                         12,783              --
                                                 ------------      ------------
       Total other expense                           (108,027)         (232,655)
                                                 ------------      ------------
       Net earnings (loss)                            396,146          (209,795)

Dividends on preferred stock                            6,641             6,641
                                                 ------------      ------------
Net earnings (loss) on common shares             $    389,505      $   (216,436)
                                                 ============      ============

Net earnings (loss) per common
  share - basic and diluted                      $       0.07      $      (0.04)
                                                 ============      ============
Weighted average shares
  outstanding - basic                               5,390,867         5,769,699
                                                 ============      ============
Weighted average shares
  outstanding - diluted                             5,457,854         5,769,699
                                                 ============      ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                      For the Year Ended November 30, 2000
               and Nine Months Ended September 2, 2001 (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                Series A                                   Note
                               Convertible               Additional     Receivable
                               Preferred    Common        Paid-In         Sale of        Accumulated
                                 Stock       Stock        Capital          Shares           Deficit      Total
                               ---------   ---------    ------------    ------------    -------------   ------------

Balance at December 1, 1999    $    445    $  57,519    $ 13,316,795    $ (1,660,962)   $ (5,830,847)   $  5,882,950

Issuance of 30,464 shares
  of common stock                  --            304          67,437            --              --            67,741

Transfer of 15,000 shares
  of convertible preferred
  shares for 80,001 common
  shares                           (150)         800            (650)           --              --              --

Preferred dividends paid           --           --              --              --           (33,318)        (33,318)

 Surrender of 1,392,858
   common shares for note
   receivable                      --        (13,929)     (1,647,033)      1,660,962            --              --

Purchase of 14,600 shares
  of common stock                  --           (146)        (33,292)           --              --           (33,438)

Net loss                           --           --              --              --        (1,352,762)     (1,352,762)
                               ---------   ---------    ------------    ------------    -------------   ------------
Balance at November 30, 2000        295       44,548      11,703,257            --        (7,216,927)      4,531,173

Issuance of 974,803 shares
  of common stock                  --          9,748       2,060,375        (538,900)           --         1,531,223

Preferred dividends paid           --           --              --              --           (19,926)        (19,926)

Purchase of 39,296
shares of common stock             --           (393)        (87,570)           --              --           (87,963)

Net income                         --           --              --              --           497,415         497,415
                               ---------   ---------    ------------    ------------    -------------   ------------

Balance at September 2, 2001   $    295    $  53,903    $ 13,676,062    $   (538,900)   $ (6,739,438)   $  6,451,922
                               ========    =========    ============    ============    ============    ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
           For Nine Months Ended September 2, 2001 and August 31, 2000
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      2001           2000
                                                  -----------    ------------
Cash Flows from Operating Activities
  Net earnings (loss)                             $   497,415    $  (536,224)
  Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities
     Depreciation and amortization                  1,382,351      1,139,808
     Compensation and fees paid by
       issuance of common stock                        26,355         63,491
     Gain on disposal of assets                      (267,083)      (142,167)
     Gain on sale of impaired assets                 (459,767)          --
     Increase in deferred revenue                   2,575,895         46,152
     Decrease (increase) in current assets             43,172        (25,369)
     Increase in current liabilities                  256,342        166,505
                                                  -----------    ------------
      Net cash provided by operating activities     4,054,680        712,196

Cash Flows from Investing Activities
  Purchase of property, plant and equipment        (5,465,068)    (3,879,819)
  Purchase of assets held for sale                   (697,816)          --
  Payment for franchise agreements                    (75,000)       (50,000)
  Proceeds from sale of assets                      1,750,056        276,500
  Collection on notes receivable                         --          475,000
  Increase in other assets                            (25,166)       (53,200)
                                                  -----------    ------------
      Net cash used in investing activities        (4,512,994)    (3,231,519)

Cash Flows from Financing Activities
  Proceeds from long-term obligations                 898,781      3,181,887
  Proceeds from borrowings on
    line of credit                                  1,050,000           --
  Payments on line of credit                       (1,367,500)          --
  Payment of financing costs                          (37,596)       (63,865)
  Principal payments on long-term
    obligations                                      (678,430)      (353,799)
  Payments on obligations under
    capital lease                                    (270,566)      (242,819)
  Payments on notes payable                              --         (475,000)
  Proceeds from issuance of common shares           1,504,868           --
  Purchase of common stock                            (87,963)       (33,438)
  Preferred dividends paid                            (19,926)       (26,675)
                                                  -----------    ------------
      Net cash provided by financing
       activities                                     991,668      1,986,291
                                                  -----------    ------------
      Net increase (decrease)
       in cash                                        533,354       (533,032)

Cash and Cash Equivalents
  - Beginning of Period                               787,747      1,578,914
                                                  -----------    ------------
Cash and Cash Equivalents
  - End of Period                                 $ 1,321,101    $ 1,045,882
                                                  ===========    ===========

Supplemental Cash Flow Information - See Note A

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For Nine Months Ended September 2, 2001 and August 31, 2000

Note A - Supplemental Cash Flow Information

                                                        2001             2001
                                                   -----------      ----------
Cash paid for interest expense,
  net of capitalized interest                      $1,132,000        $986,000
                                                   ==========        ========

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the third quarter and year-to-date ended September 2, 2001 and August 31, 2000:

                              Third Quarter Ended         Year-To-Date Ended
                           ------------------------   --------------------------
                           September 2,  August 31,   September 2,   August 31,
                                2001         2000         2001         2000
                           ------------  ----------   ------------  -----------
Numerators
  Earnings (loss) from
    continuing operations   $  396,146   $ (209,795)  $  497,415   $ (536,224)
  Less preferred stock
    dividends                    6,641        6,641       19,926       26,675
                           ------------  ----------   ------------  -----------
  Earnings (loss) on
    common shares -
    basic and diluted       $  389,505   $ (216,436)  $  477,489   $ (562,899)
                            ==========   ==========   ==========   ==========

Denominators
  Weighted average
   common shares
   outstanding - basic       5,390,867    5,769,699    5,201,032    5,754,089

  Effect of dilutive
    securities
    Stock options               66,987         --         45,748         --
                           ------------  ----------   ------------  -----------
  Weighted average
    common shares
    outstanding - diluted    5,457,854    5,769,699    5,246,780    5,754,089
                            ==========   ==========   ==========   ==========

For the third quarter and year-to-date ended August 31, 2000, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of conversion of preferred stock and exercise of stock options would be antidilutive. For the third quarter and year-to-date ended September 2, 2001, convertible preferred stock was not included in the computation of diluted earnings per share because the conversion of preferred stock would be antidilutive.

Note C - Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combination completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statement and their effective dates for the Company are as follows:

  All businesses combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

  Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights, or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

  Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Beginning in fiscal year 2003, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

  Beginning in fiscal year 2003, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company is in the process of determining the impact of these pronouncements on its financial statements.

Note D - Commitments and Contingencies

The Company is a 19% owner of a real estate development that is the lessor of one of the Company’s recently opened restaurants. As a 19% owner, the Company guaranteed 19% of a $2.95 million loan used to finance the acquisition and development of this real estate.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of continuing operations for the third quarter and year-to-date are summarized in the following tables:

                                                              Statements of Operations
                                    ----------------------------------------------------------------------------------
                                              Third quarter ended                          Year-to-date ended
                                    ---------------------------------------       ------------------------------------
                                        $ (000's)            % of Revenue            $ (000's)           % of Revenue
                                    ----------------       ----------------       ----------------      --------------
                                    9/2/01   8/31/00       9/2/01  8/31/00         9/2/01  8/31/00      9/2/01 8/31/00
                                    -------  -------       ------  --------       -------  -------      ------ -------

Food and beverage revenue           $10,326  $ 8,834       100.0%   100.0%        $27,933  $24,201      100.0%  100.0%

Costs and expenses
  Cost of food and beverages          2,877    2,643        27.9     29.9           7,744    7,065       27.7    29.2
  Operating expenses                  5,767    5,226        55.9     59.2          15,968   14,326       57.1    59.2
  General and administrative
    Restaurant operations               331      329         3.2      3.7             961      849        3.4     3.5
    Corporate level expenses            304      166         2.9      1.9             898      567        3.2     2.3
    Michigan single business tax         64       36         0.6      0.4             188      102        0.7     0.4
  Depreciation and amortization         433      366         4.2      4.1           1,246    1,004        4.5     4.2
  Goodwill amortization                  45       45         0.4      0.5             136      136        0.5     0.6
  Gain on sale of impaired assets         -        -           -        -            (460)       -       (1.6)      -
                                     -------  -------       ------  --------       -------  -------      ------ -------
  Total costs and expenses            9,821    8,811        95.1     99.7          26,681   24,049       95.5    99.4

Earnings from operations                505       23         4.9      0.3           1,252      152        4.5     0.6

Other income (expense)
  Interest expense                     (370)    (340)       (3.6)    (3.8)         (1,132)    (983)      (4.1)   (4.1)
  Interest income                        33       12         0.3      0.1              87       87        0.3     0.4
  Other income                           13        -         0.1        -              23       66        0.1     0.3
  Gain on sale of assets                216       95         2.1      1.0             267      142        1.0     0.6
                                     -------  -------       ------  --------       -------  -------      ------ -------
  Total other expense                  (108)    (233)       (1.1)    (2.7)            755     (688)      (2.7)   (2.8)

Earnings (loss) from
  continuing operations             $   397    $(210)        3.8%    (2.4)%       $   497  $  (536)       1.8%   (2.2)%
                                    ========  =======       ======  =======       ======== ========      ====== =======

Revenue

        Food and beverage revenue increased 16.8% and 15.4%, respectively, for the third quarter and year-to-date ended September 2, 2001, compared to the similar periods last year. These increases were primarily due to (i) sales from new restaurants opened for less than twelve months which contributed $1,373,000 and $4,159,000 for the respective periods, (ii) favorable product mix including increased combo meal sales, and (iii) improved same store sales due to continued focus on key operating and productivity programs. These increases were partially offset by the loss of revenue due to a five-month closure of a new restaurant due to an unannounced road closure. The road and store reopened in late September 2001.

         Same store sales increased as set forth below:

                                Average Net Sales Per Restaurant Unit
                     ----------------------------------------------------------
                       2001           2000              Increase       Increase
                     --------      ---------            --------       --------
Third Quarter        $322,958      $ 294,388            $28,570         9.7%
Second Quarter        296,698        287,533              9,165         3.2%
First Quarter         257,385        255,595              1,790         0.7%
                     --------      ---------            -------
Year-To-Date         $877,041      $ 837,516            $39,525         4.7%
                     ========      =========            =======

The increase in same store sales compared to the similar periods in 2000 was primarily attributable to increased menu prices, improved customer service times and improved training. These increases were offset by a decline in customer traffic of approximately 1.8% and 3.7%, respectively.

Cost of Food and Beverages

        The decreases in cost of food and beverages as a percentage of revenue resulted from improved inventory control measures and an increase in menu prices which were partially offset by an increase in the cost of beef for both the third quarter and year-to-date compared to the same periods last year. Cost of food and beverage percentages are generally consistent with guidelines established by Wendy’s International.

Operating Expenses

        The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                Third quarter ended:      Year-to-date ended:
                             ------------------------- -------------------------
                                             Increase                  Increase
                             9/2/02 8/31/00 (Decrease) 9/2/02 8/31/00 (Decrease)
                             ------ ------- ---------- ------ ------- ----------
As a percentage of revenue:
  Labor and related costs     32.6    33.2    (0.6)     33.5     34.6    (1.1)
  Occupancy expenses           8.4     9.4    (1.0)      9.2      9.1     0.1
  Advertising expense          4.3     5.8    (1.5)      3.9      5.0    (1.1)

        The decreases in labor and related costs as a percentage of revenue were primarily the result of reductions in crew and store management labor which occurred despite increases in the average hourly rates, and an increase in training costs. The increases in average hourly rates are comparable with increases experienced by Wendy’s International on a nationwide basis.

        As a percentage of revenue, the decrease in occupancy expense for the third quarter of 2001 was primarily due to (i) lower rent expense as a result of purchasing two restaurants in January 2001 that were previously leased and the closing of an outdated leased restaurant in 2000, and (ii) reduced building repair and utility expenses in 2001. The increase in year-to date occupancy expense was due to increased property insurance premiums and increased property tax expense associated with the development of new restaurants.

        The decreases in advertising expense as a percentage of revenue were primarily due to replacement of billboard advertising with less expensive highway signs, discontinuation of certain discount and coupon programs, and less use of promotional products compared to the prior year periods. Advertising expense was partially reduced by marketing rebates from Meritage’s beverage supplier.

General and Administrative

        The increase in general and administrative expenses in the restaurant operations was primarily the result of (i) new store growth, (ii) office relocation and consolidation, (iii) the use of outside computer consultants, (iv) ongoing costs at a closed restaurant currently for sale, and (v) an increase in Michigan business tax expense. The increase at the corporate level was primarily due to the additional positions filled to facilitate Meritage’s restaurant development plan, and increased incentive pay based on improved financial results.

Depreciation and Amortization

        Increases in depreciation and amortization expense were primarily due to (i) opening of new restaurants, (ii) the purchase in January 2001 of restaurants which were previously leased, (iii) capital expenditures to remodel existing stores, and (iv) amortization of loan costs and franchisee fees related to new restaurants. These increases were partially offset by reductions in depreciation associated with three closed restaurants (two closed in September 2000 and one closed in February 2001).

Gain on Sale of Impaired Assets

        The gain on sale of impaired assets for the year-to-date period resulted from the sale of a closed restaurant in March 2001. An impairment loss had been recognized in 2000.

Interest Expense

        The increase in interest expense was primarily related to additional long-term debt incurred to construct new restaurants. This was partially offset by a decrease in interest expense on capital leases which are nearing maturity, and the early retirement of certain equipment loans. Nearly all of the Company’s long-term debt is at fixed interest rates. As a percentage of revenue, there has been no significant change in interest expense.

Interest Income

        The increase in interest income during the third quarter was due to interest earned on increased cash balances and a note receivable for the sale of shares issued in February 2001.

Other Income

        The year-to-date decline in other income resulted from the absence of events that occurred in 2000 including income related to the extension of a note receivable (now retired) for the sale of a hotel.

Gain on Disposal of Assets

        The gain on disposal of assets resulted from the sale of excess land at two restaurant sites in 2001. In 2000, the gain on disposal of assets resulted from the sale of excess land at one restaurant and insurance proceeds for replacement of fire damaged equipment. As Meritage continues to proceed with its development plan, it may from time to time acquire surplus real estate adjacent to a restaurant site that it is developing that it will attempt to sell following the development of such restaurant. While the goal is to realize a gain on the disposition of such surplus real estate, there are no assurances that this will occur.

Liquidity and Capital Resources

Cash Flows

        Cash flows were favorably impacted by (i) a $691,000 increase in net earnings before depreciation expense and gains from the sale and disposal of assets, (ii) a $256,000 increase in current liabilities through September 2, 2001 compared to an increase of $166,500 during the similar period in 2000, and (iii) receipt of marketing funds from the Company’s beverage supplier.

        The increase in net cash used in investing activities reflects a $2,358,000 increase in the purchase of property and equipment in 2001 compared to 2000. During 2001, Meritage purchased $6,238,000 of property and equipment in connection with (i) developing seven new restaurants ($4,122,000), (ii) purchasing of two restaurant properties which where previously leased ($800,000), (iii) making improvements to existing restaurants and offices ($559,000), and (iv) purchasing surplus land adjacent to new restaurant sites ($698,000). Partially offsetting these uses of cash were proceeds of $1,750,000 from the sale of assets including a closed restaurant, compared to $276,000 of proceeds for the similar period in 2000. A final payment of $475,000 was collected on a note receivable associated with the hotel sales during fiscal 2000 that further reduced the net cash used in investing activities in 2000.

        Net cash provided by financing activities decreased $995,000. Cash provided by financing activities included an increase of $1,505,000 in proceeds from the sale of common shares and a $123,000 decrease in payments on long-term debt and capital leases. The decrease in long-term debt payments includes the final $475,000 payment made in 2000 relating to a note payable associated with a hotel sale. Excluding the impact of the $475,000 payment, payments on long-term debt and capital leases increased $352,000, of which $211,000 represented an early payoff of two equipment notes, and a $141,000 increase in scheduled principal payments due to the additional debt incurred in the development of new restaurants. These sources of cash provided by financing activities were offset by a decrease of $2,601,000 in net proceeds from long and short-term borrowings incurred to finance new restaurant development during both years.

        Year-to-date, Meritage purchased 39,296 of its own common shares at current market prices at a cost of $88,000. In August 1999, Meritage’s Board authorized the purchase, from time to time, of up to 200,000 shares of outstanding common stock at the prevailing market prices. In total, Meritage has purchased 124,696 common shares pursuant to this authorization, including the purchase of 70,000 shares for $150,000 in September 2001.

Financial Condition

        As of September 2, 2001, current liabilities exceeded current assets by $2,023,000, compared to November 30, 2000 when current liabilities exceeded current assets by $2,347,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $1,073,000 as of September 2, 2001 compared to November 30, 2000 when current liabilities exceeded current assets by $1,307,000. As of September 2, 2001 and November 30, 2000, the ratios of current assets to current liabilities were 0.5:1 and 0.3:1 respectively. The cash flows discussion explains the decrease in cash and the most significant reasons for the decrease in working capital.

        Meritage is in an improved cash position due to cash proceeds generated from (i) improved operating results, (ii) the issuance of common stock, and (iii) receipt of marketing funds from its beverage supplier. This improved cash position will assist Meritage in meeting its current obligations over the next twelve months while executing its growth and expansion plan. On-going cash management activities include operations of the Wendy’s restaurants, investment in new Wendy’s restaurants, and the sale of surplus real estate.

        To insure operations are being run effectively and efficiently, Meritage improved its restaurant management team and began a capital improvement program for existing operations. An incentive-based compensation plan was introduced for restaurant management personnel. Meritage also began implementing a $1.0 million capital improvement plan to renovate a number of older restaurants and install labor saving equipment at the restaurants. We anticipate that these capital investments will be paid for with internally generated cash, cash on hand, and financing that may be available under Wendy’s International preferred lender programs. Meritage is experiencing improved productivity and operating results as a result of these improvements.

        Year-to-date Meritage opened three new restaurants, investing $1,852,000 of its equity. One restaurant is leased, and the other two restaurants required an investment of $2,659,000. A mortgage of approximately $900,000 was obtained for one property, and proceeds of approximately $800,000 from the sale of a closed restaurant were used to acquire and develop the remaining store. Meritage has five additional restaurants under construction that are expected to open before fiscal year end. For two restaurants, Meritage has an existing financing commitment for 15-year mortgages with fixed rates of 2.5% over the ten-year treasury rate (approximately 7.2% based on current interest rates) amortized over 20 years. Meritage is finalizing a new loan commitment with similar terms for the remaining new restaurants and to assist with future development. Meritage received various loan proposals for additional new store growth.

        Meritage’s various loan agreements contain covenants requiring the maintenance of certain financial ratios including:

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

At September 2, 2001, Meritage was in compliance with these covenants.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

PART II
OTHER INFORMATION

Item 5.     Other Information.

        On July 2, 2001, the Company’s Board of Directors appointed Stephen A. Rose as the Company’s Vice President, Treasurer and Chief Financial Officer, replacing Pauline M. Krywanski who left to pursue other opportunities. Prior to joining Meritage, Mr. Rose served as the Chief Financial Officer for a number of regional businesses.

        The Company opened its 34th Wendy’s restaurant during the third fiscal quarter. The new restaurant is located at the Grand River Avenue on/off ramp of Interstate 96 in Portland, Michigan.

Item 6.     Exhibits and Reports on Form 8-K.

(a) (b)	Exhibit List. None. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 11, 2001

MERITAGE HOSPITALITY GROUP INC.

By   /s/Robert E. Schermer, Jr.
          Robert E. Schermer, Jr.
          Chief Executive Officer

By    /s/Stephen A. Rose
          Stephen A. Rose
          Vice President and Treasurer
          (Chief Financial Officer)