Form 10-K405
period 2001-12-02
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2002-02-27
CIK 808219

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 2, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO

                         COMMISSION FILE NUMBER: 0-17442


                         MERITAGE HOSPITALITY GROUP INC.
             (Exact name of registrant as specified in its charter)


          MICHIGAN                                      38-2730460
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

1971 EAST BELTLINE AVE., N.E., SUITE 200
        GRAND RAPIDS, MICHIGAN                           49525
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 11, 2002, there were 5,323,799 common shares of the Registrant outstanding. The aggregate market value of the common shares held by non-affiliates at that date was $12,759,078 based on the closing sales price on the American Stock Exchange on that date.

-------------------------------------------------------------------------------

                         MERITAGE HOSPITALITY GROUP INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                                                      PAGE
         Item 1    - Business                                                                              3
         Item 2    - Properties                                                                            7
         Item 3    - Legal Proceedings                                                                     8
         Item 4    - Submission of Matters to Vote of Security-Holders                                     8

PART II

         Item 5    - Market for Registrant's Common Equity and Related Stockholder Matters                 9
         Item 6    - Selected Financial Data                                                              10
         Item 7    - Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                                        11
         Item 7A   -   Quantitative and Qualitative Disclosures About Market Risk                         21
         Item 8    - Financial Statements and Supplementary Data                                          21
         Item 9    - Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure                                                         21

PART III

         Item 10   - Directors and Executive Officers of the Registrant                                   22
         Item 11   - Executive Compensation                                                               24
         Item 12   - Security Ownership of Certain Beneficial Owners and Management                       25
         Item 13   - Certain Relationships and Related Transactions                                       25

PART IV

         Item 14   - Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     26

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Any forward-looking statement speaks only as of the date made. Meritage undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

         Statements concerning expected financial performance, on-going business strategies and action which Meritage intends to pursue to achieve strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from these forward-looking statements include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and views about quick-service food or the safety of menu items offered; severe weather; changes in travel patterns; increases in food, labor, fuel and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of adequate labor; directives issued by the franchisor; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health, and the operation of its restaurants. Because Meritage's operations are concentrated in certain areas of Michigan, a marked decline in this local economy could adversely affect its operations.

                                     PART I

ITEM 1.  BUSINESS.

         THE COMPANY

         Meritage Hospitality Group Inc. is the nation's only publicly traded "Wendy's Old Fashioned Hamburgers" restaurant franchisee. Meritage serves approximately seven million customers annually through its operation of 40 Wendy's restaurants in Western and Southern Michigan. All restaurants are operated pursuant to franchise agreements with Wendy's International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the "Wendy's" brand name. In 2001, Meritage opened eight new Wendy's restaurants, and plans to open eight to ten additional Wendy's restaurants in fiscal 2002. The Company's primary growth strategy is to expand its Wendy's business through the development of new restaurants within the Company's designated market area, and through the development and/or acquisition of Wendy's restaurants in other market areas.

         Meritage was incorporated in Michigan in 1986, and is currently engaged in the quick-service restaurant business. The Company owns approximately two-thirds of it restaurant properties and leases the remaining properties.

         Meritage's principal executive office is located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan 49525. Its telephone number is
(616) 776-2600, its facsimile number is (616) 776-2776, and its website address is www.meritagehospitality.com. The Company's Wendy's restaurants are operated by Wendy's of Michigan, a Michigan limited partnership that is owned by a wholly-owned subsidiary of Meritage. For convenience, Meritage and its subsidiaries are collectively referred to as "Meritage" or "the Company" throughout this report.

         OPERATIONS

         Meritage's restaurants are located in the Michigan counties of Allegan, Calhoun, Ionia, Kalamazoo, Kent, Muskegon, Newaygo, Ottawa and Van Buren. This includes the metropolitan areas encompassing the cities of Grand Rapids, Kalamazoo, Battle Creek, Muskegon and Holland. This geographical area generally comprises Meritage's designated market area.

         Menu

         Each Wendy's restaurant offers a diverse menu containing a variety of food items featuring hamburgers and chicken sandwiches, all of which are prepared to order with the customer's choice of condiments. The Wendy's menu includes other items such as chili, baked and french fried potatoes, chicken nuggets, freshly prepared salads, soft drinks, "Frosty" desserts and children's meals. Each Wendy's restaurant features soft drink products supplied by the Pepsi-Cola Company and its affiliates. Wendy's International maintains significant discretion over the menu items that are offered in the Company's restaurants.

         Restaurant Layout and Operation

         The Company's restaurants typically range from 2,700 to 3,400 square feet with a seating capacity of between 90 and 130 people, and are typically open from 10:00 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. All restaurants also feature a drive-through window. Sales from drive-through customers accounted for over half of the total restaurant sales in fiscal 2001.

         A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company's restaurants. Physical inventories of all food items and restaurant supplies are taken weekly and monthly.

         Marketing and Promotion

         Wendy's International requires that at least 4% of the Company's restaurant sales be contributed to an advertising and marketing fund, 2.5% of which is used to benefit all restaurants owned and franchised by Wendy's International. The Wendy's National Advertising Program uses these funds to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder of the funds must be used on local advertising. The Company typically spends local advertising dollars in support of national television advertising, local television and radio advertising, print media, local promotions and community goodwill projects. The required contribution to benefit all restaurants owned and franchised by Wendy's International will increase to 3% for 2002.

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

         Relationship with Wendy's International

         Meritage operates its restaurants pursuant to various agreements (including one franchise agreement for each restaurant) with Wendy's International. These agreements grant privileges such as the right to utilize Wendy's International's trademarks, service marks, designs and other proprietary rights (such as "Wendy's" and "Wendy's Old Fashioned Hamburgers") in connection with the operation of its Wendy's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The franchise agreements currently in place expire in approximately 16 years. However, subject to certain conditions, the Company can renew the franchise agreements for an additional 10 years.

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

         Meritage's growth strategy involves the expansion of its restaurant operations through the development and acquisition of additional Wendy's restaurants. In addition to paying monthly fees, Meritage is required to pay Wendy's International a technical assistance fee upon the opening of new Wendy's restaurants. Meritage is permitted to develop new Wendy's restaurants and convert competitive units located in its designated market area subject to the standard expandability criteria and site standards of Wendy's International. Meritage is prohibited from acquiring or developing new Wendy's restaurants outside of its designated market area unless Wendy's International, in its sole discretion, consents. Meritage is also prohibited from acquiring or developing any other types of quick-service restaurants within Meritage's designated market area, or outside of Meritage's designated market area if the restaurant sells hamburgers, chicken sandwiches or products similar to Wendy's International, and is located within a three mile radius of another Wendy's restaurant.

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

         Personnel

         Meritage employs approximately 1,300 people of which approximately 275 are full-time employees. The Company strives to maintain quality and uniformity throughout its restaurants by continual in-service training of employees and by field visits from Company supervisors and Wendy's International representatives. In general, the Company believes that it fosters a good working relationship with its employees.

         COMPETITION AND INDUSTRY CONDITIONS

         The food service industry is one of the largest sectors of the nation's economy, generating an estimated $380 billion of revenue in 2000, of which approximately 28% was attributable to the quick-service restaurant industry. The quick-service market experienced sales of $107 billion in 2000, up $5 billion from 1999, and is estimated at $112 billion in 2001, giving the industry an annual growth rate of approximately 4.5%. As a whole, the quick-service restaurant industry has consistently grown for more than 20 years, and indications are that this growth will continue but at a somewhat slower rate than in recent years. The slowdown in the national economy and in new unit growth are viewed as the primary reasons for this slower growth projection. In addition, higher beef prices and labor costs are expected to have an impact on the margins experienced by quick-service restaurants.

         Historic changes in domestic lifestyles, favoring greater convenience, have significantly impacted the industry's overall growth trend. Consumers are looking for convenient, quick, high quality meals that can be picked-up. According to the National Restaurant Association, 48% of adults believe restaurants are an important part of their lives, with 39% responding that they use restaurants to be more productive. Location and convenience remain a top focus as 78% of customers frequent locations within a 15-minute drive from their home. As a result of these trends, competition in the quick-service restaurant segment is, and can be expected to remain, intense. Additional competition from grocery stores, convenience stores, and full service restaurants has also intensified in recent years.

         Because of this continuing growth and a tight labor market, difficulty in hiring qualified store management and hourly employees has been, and will continue to be, a top operational challenge. Quick-service restaurants must focus not only on consumer satisfaction, but also on employee satisfaction to reduce turnover. This has led to enhanced wages and incentive awards, and a heightened emphasis on marketing to attract new employees, and training programs to retain existing employees.

         Within the quick-service market, the hamburger market segment comprises approximately half of the entire market (with the pizza, chicken, Mexican and Asian market segments comprising the remainder). The segment is dominated by McDonald's, Burger King and Wendy's, who collectively represent approximately 70% of the entire segment.

         Most of the Wendy's restaurants operated by the Company are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald's, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety and new product development. In recent years, these competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their products. Neither Wendy's International nor the Company believe that this is a profitable long-term strategy. Rather, both believe that the competitive position of a Wendy's restaurant is enhanced by its unique qualities such as the use of fresh ground beef, a diverse menu, food prepared to order with an emphasis on quality and taste, pleasant service and the atmosphere of its restaurants.

         The following table compares the Company's average same-store restaurant sales to all franchised domestic Wendy's restaurants.

                ================== ==================== ========================
                   FISCAL YEAR      MERITAGE OPERATED     FRANCHISED DOMESTIC
                                       RESTAURANTS           RESTAURANTS *
                ------------------ -------------------- ------------------------
                      2000             $1,133,000               $1,130,000
                ------------------ -------------------- ------------------------
                      2001             $1,172,000               $1,164,000
                ================== ==================== ========================

                        *  Source: Wendy's International, Inc.

         The Company intends to achieve growth by (i) developing new Wendy's restaurants in its existing market, (ii) developing and/or acquiring Wendy's restaurants in other markets, and (iii) increasing sales and reducing costs at existing Wendy's restaurants. Some of the Company's new stores may replace older and outdated units that we have decided to close. The Company will also explore other acquisitions or developments that complement its Wendy's business.

         The restaurant industry is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues during those months. During fiscal 2001, average restaurant sales generated by quarter were as follows: first quarter - 22%; second quarter - 25%; third quarter - 28%; and fourth quarter - 25%.

         RISKS AND GOVERNMENTAL REGULATIONS

         Meritage is subject to numerous risks inherent in the food service industry. These include, among others: changes in local and national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service food; severe weather; changes in travel patterns; road construction; increases in food, labor, fuel and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; insurance costs; the availability of an adequate number of managers and hourly-paid employees; directives issued by the franchisor; the general reputation of Wendy's restaurants; and the recurring need for renovation and capital improvements. Also, the Company is subject to extensive federal, state and local government regulations relating to, among other things, zoning, restaurant operation, and minimum wage. Changes regarding minimum wage or other laws governing the Company's relationship with its employees (e.g. overtime wages, health care coverage, employment of minors, etc.) could have an adverse effect on the Company's operations.

         The Company's restaurants are also subject to public health certification regarding the preparation and sale of food. The Company believes its operations would be adversely affected if these permits were terminated. The Company does not anticipate, however, that its permits will be terminated.

ITEM 2.  PROPERTIES.

         Each Wendy's restaurant is built to specifications provided by Wendy's International as to its exterior style and interior decor. Typical freestanding restaurants are one-story brick buildings constructed on sites of approximately 40,000 square feet, with parking for 50 to 70 vehicles. The restaurants, which range from 2,700 to 3,400 square feet, typically have a food preparation area, a dining room with seating capacity for 90 to 130 persons, and a double pick-up window for drive-through service. The dimensions and layout of three Wendy's restaurants which are part of a combination store with a fuel purveyor are basically the same except that the restaurants are connected to a 3,500 square foot convenience store and gas station facility.

         Of the 40 Wendy's restaurants that the Company operates, it (i) owns the land and buildings comprising 24 restaurants, (ii) leases the land and buildings comprising 15 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from 3 months to 29 years. The structures range from being brand new to approximately 27 years old. The land and buildings owned by the Company are subject to encumbrances described in "Financing and Encumbrances."

         The Company leases approximately 7,500 square feet of office space located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan, which serves as the corporate headquarters and the registered office of the Company and its subsidiaries. The office is equipped with a management training facility and is only a few hundred feet from one of its newer Wendy's restaurants.

         The Company believes that its properties are adequately covered by insurance.

         FINANCING AND ENCUMBRANCES

         In fiscal 1998 and 1999, the Company borrowed $11,740,000 from Captec Financial Group, Inc. ("Captec") to purchase existing Wendy's restaurants, refinance existing restaurant indebtedness, and build new restaurants. This long-term indebtedness is secured by the real estate and equipment of 13 Company-owned Wendy's restaurants. The Captec loans have terms ranging from fifteen to twenty years, require monthly payments of $99,980, and carry fixed interest rates that range from 7.8% to 8.5%.

         From fiscal 1999 through fiscal 2001, the Company borrowed $8,515,000 from Fleet Business Credit, LLC ("Fleet") to build and equip nine Wendy's restaurants. This long-term indebtedness is secured by the related real estate and equipment. The Fleet loans have 15-year terms and 20-year amortizations, require monthly payments of $71,869, and carry fixed interest rates ranging from 7.5% to 8.7%. The Company also has approximately $1,345,000 outstanding under construction loans with Fleet for the development of two additional Wendy's restaurants. These construction loans require monthly payments of interest only at a variable interest rate equal to 30-day LIBOR plus 2.5% until conversion into permanent mortgage loans, after which they will have terms and rates as noted above. The Company's CEO, Robert E. Schermer, Jr., has guaranteed over $4.2 million of the Fleet loans.

         The Company holds a $4.7 million forward commitment from Fleet to provide additional financing for the construction and equipment associated with the development of five additional Wendy's restaurants. Indebtedness under this commitment will be secured by the real estate and equipment of the new restaurants. The fixed interest rate will be 2.6% over the then current 10-year treasury rate with 15-year terms and 20-year amortizations.

         Both the Captec and Fleet loan agreements contain financial covenants that require the maintenance of certain coverage ratios, and requirements that limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

         Finally, the Company has a $3.5 million revolving line of credit with Fleet requiring monthly payments of interest only at a variable interest rate equal to 30-day LIBOR plus 2.5% through July 2004 when any outstanding principal is due. Currently, there is no outstanding balance on this line of credit.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in routine legal proceedings that are incidental to its business. Except as noted below, all of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal proceedings will not, in the aggregate, be material to the Company's financial condition or operations. The Company maintains various types of insurance standard to the industry that covers most legal proceedings brought against the Company.

         The Company is seeking a refund from the Michigan Department of Treasury of approximately $100,000 in Michigan Single Business Taxes paid from 1991 through 1994 associated with fees paid to the Company's franchisor, Wendy's International, during those years. The Company believes that these payments should be refunded because Wendy's International has already paid taxes to the Department of Treasury regarding these same fees, and because the fee at issue has been incorrectly characterized as a "royalty" by the Department of Treasury. In December 2001, the Company filed a complaint against the Department of Treasury in the Michigan Court of Claims relating to the refund claim for 1991 through 1994 (WM Limited Partnership - 1998 v. Revenue Division, Department of Treasury, State of Michigan, Case No. 01-18129-CM). The Company also received bills for unpaid Michigan Single Business Taxes from 1997 through 2000 of approximately $125,000 plus interest and penalties. As with the older tax matter, the tax due is associated with fees paid to Wendy's International that the Company believes have been incorrectly characterized as a "royalty" by the Department of Treasury. The Company requested a conference with the Department of Treasury regarding the tax bills for 1997 through 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION

         Meritage's common shares have been listed on the American Stock Exchange under the symbol "MHG" since September 24, 1999. The following table sets forth the high and low closing sales prices reported by the American Stock Exchange for the Company's common shares for the two most recent fiscal years.


                ======================================== =========== ===========
                                                            HIGH        LOW
                ---------------------------------------- ----------- -----------
                FISCAL YEAR ENDED NOVEMBER 30, 2000
                ---------------------------------------- ----------- -----------
                        First Quarter                      $ 2.88      $ 2.00
                ---------------------------------------- ----------- -----------
                        Second Quarter                     $ 2.38      $ 1.88
                ---------------------------------------- ----------- -----------
                        Third Quarter                      $ 2.31      $ 1.75
                ---------------------------------------- ----------- -----------
                        Fourth Quarter                     $ 2.13      $ 1.88
                ======================================== =========== ===========

                ======================================== =========== ===========
                                                            HIGH        LOW
                ---------------------------------------- ----------- -----------
                FISCAL YEAR ENDED DECEMBER 2, 2001
                ---------------------------------------- ----------- -----------
                        First Quarter                      $ 2.13      $ 1.88
                ---------------------------------------- ----------- -----------
                        Second Quarter                     $ 2.40      $ 1.89
                ---------------------------------------- ----------- -----------
                        Third Quarter                      $ 2.48      $ 2.15
                ---------------------------------------- ----------- -----------
                        Fourth Quarter                     $ 3.65      $ 2.03
                ======================================== =========== ===========


         HOLDERS

         As of February 11, 2002, there were approximately 665 record holders of the Company's common shares, which the Company believes represents approximately 1,200 beneficial holders.

         DIVIDENDS

         Meritage paid no dividends on its common shares in the last two fiscal years. Because the Company intends to reinvest excess cash into the development of new Wendy's restaurants, it does not intend to pay any dividends on common shares in fiscal 2002. In addition, certain of the Company's loan agreements contain restrictions which may limit the Company's ability to declare a dividend.

ITEM 6.  SELECTED FINANCIAL DATA.

         In 2001, the Company elected a 52-53 week fiscal year for tax and financial reporting purposes. The fiscal year ends on the Sunday closest to November 30th. The following table sets forth the selected financial information of the Company for the fiscal year ended December 2, 2001, and the fiscal years ended November 30, 1997 through November 30, 2000 (all of which contained 52 weeks).

(In thousands except for per share information)

                                                                            FISCAL YEAR ENDED
                                                       -------------------------------------------------------------
                                                         2001        2000       1999         1998          1997
                                                                                                        (RESTATED)*
                                                       ---------- ----------- ---------- ------------- -------------
SUMMARY OF OPERATIONS
---------------------

Continuing operations

   Total revenue                                      $  38,356    $  33,105    $ 29,752    $ 27,044    $ 26,860

   Operating expenses                                    36,649       33,407      28,898      27,590      27,534

   Operating income (loss)                                1,708         (302)        854        (546)       (674)

   Earnings (loss) from continuing operations               532       (1,353)        322      (1,374)     (1,935)

Discontinued operations

   Loss from operations                                     -            -           -          (479)     (1,058)

   Gain on disposal of business segment                     -            -           150       3,711       1,479

Net earnings (loss)                                         532       (1,353)        472       1,131      (1,691)

Preferred stock dividends                                    27           33          40         108         102

Net earnings (loss) on common shares                        505       (1,386)        432       1,023      (1,793)

Earnings (loss) per common share - basic and diluted

   Earnings (loss) from continuing operations         $    0.10    $   (0.25)   $   0.05    $  (0.30)   $  (0.63)

   Net earnings (loss)                                $    0.10    $   (0.25)   $   0.08    $   0.21    $  (0.56)


BALANCE SHEET DATA
------------------

Property & equipment                                  $  28,781    $  19,093    $ 16,684    $ 13,183    $  7,518

Net assets of discontinued operations                       -            -           -          (594)        840

Total assets                                             37,881       27,045      25,201      24,964      13,814

Long-term obligations (1)                                24,159       18,224      15,091      13,513      10,447

Stockholders' equity                                      6,337        4,531       5,883       5,434          30

Cash dividends declared per common share              $    0.00    $    0.00    $   0.00    $   0.00    $   0.00

(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

* Effective May 31, 1998, the Company began accounting for the operations of its former lodging industry segment as discontinued operations. The selected financial data above has been restated to reflect the lodging industry segment as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

                              CONTINUING OPERATIONS

         The following summarizes the results of continuing operations for the years ended December 2, 2001, and November 30, 2000 and 1999.

                                                                  STATEMENTS OF OPERATIONS
                                           -----------------------------------------------------------------------

                                                    $ IN THOUSANDS                       %  OF REVENUE
                                           -----------------------------------    --------------------------------

                                              2001         2000        1999         2001       2000       1999
                                           ------------------------------------------------------------------------
Food and beverage revenue                  $  38,356    $  33,105    $ 29,752      100.0%      100.0%     100.0%

Costs and expenses
   Cost of food and beverages                 10,635        9,588       8,557       27.7        29.0       28.8
   Operating expenses                         21,899       19,629      17,122       57.1        59.3       57.5
   General and administrative
      Restaurant operations                    1,297        1,104         939        3.4         3.3        3.1
      Corporate level expenses                 1,177          813         670        3.1         2.5        2.3
      Michigan single business tax               205          137         171        0.5         0.4        0.6
   Depreciation and amortization               1,717        1,401       1,101        4.5         4.2        3.7
   Goodwill amortization                         182          182         182        0.5         0.5        0.6
   Impairment of assets                         (464)         553         156       (1.2)        1.7        0.5
                                           -----------------------------------    --------------------------------

      Total costs and expenses                36,648       33,407      28,898       95.6       100.9       97.1
                                           -----------------------------------    --------------------------------

Earnings (loss) from operations                1,708         (302)        854        4.4        (0.9)       2.9

Other income (expense)
   Interest expense                           (1,515)      (1,361)     (1,314)      (4.0)       (4.1)      (4.4)
   Interest income                               106           98         391        0.3         0.3        1.3
   Miscellaneous income                           31           70          -         0.1         0.2         -
   Gain on disposal of assets                    217          142         391        0.6         0.4        1.3
                                           -----------------------------------    --------------------------------

      Total other income (expense)            (1,161)      (1,051)       (532)      (3.0)       (3.2)      (1.8)
                                           -----------------------------------    --------------------------------

Earnings (loss) from continuing
  operations before income taxes                 547       (1,353)        322        1.4        (4.1)       1.1

Income taxes - current                            15           -           -          -           -          -
                                           -----------------------------------    --------------------------------

Earnings (loss) from continuing
  operations                               $     532    $  (1,353)   $    322        1.4%       (4.1)%      1.1%
                                           ===================================    ==============================

                    COMPARISON OF FISCAL YEARS 2001 AND 2000

REVENUE

         Food and beverage revenue increased 15.9% in fiscal 2001 compared to fiscal 2000. This increase was primarily due to sales from new restaurants which provided a net increase in sales of $3,740,000 or 11.3% of the 15.9% increase. Quarterly revenue on a per restaurant basis for restaurants in operation during the same periods of fiscal 2001 and 2000 ("same store sales") is set forth below:

                      AVERAGE NET SALES PER RESTAURANT UNIT

                                                                                        Increase          Increase
                                                   2001               2000             (Decrease)        (Decrease)%
                                             --------------     --------------        ----------        -----------
Fourth Quarter                               $      295,173     $      295,735        $      (562)          (0.2)%
Third Quarter                                       322,958            294,388             28,570            9.7%
Second Quarter                                      296,697            287,533              9,164            3.2%
First Quarter                                       257,382            255,595              1,787            0.7%
                                             --------------     --------------        ------------
Year to Date                                 $    1,172,210     $    1,133,251        $    38,959            3.4%
                                             ==============     ==============        ============


         The 3.4% increase in same store sales in fiscal 2001 was primarily attributable to increased menu prices that went into effect in the fourth quarter of fiscal 2000 and remained in effect throughout fiscal 2001. These price increases contributed to an increase in the average customer ticket of approximately 6%. The increase in same store sales was also attributable to a continued focus on key operating, training and productivity programs, and improved customer service times. Same store sales were negatively impacted by a decrease in customer traffic of approximately 3% in fiscal 2001 compared to fiscal 2000 due to (i) the discontinuance of certain discount card programs,
(ii) competitive markets wherein the Company's primary competitors engaged in menu price discounting, and (iii) the declining condition of the local economy. In addition, fourth quarter revenue was adversely impacted by a decline in customer traffic for several weeks following the September 11th tragedy.

         The Company's fiscal 2001 average same store sales on a per restaurant basis of approximately $1,172,000 were comparable to the average sales of all Wendy's franchised domestic restaurants of approximately $1,164,000 per restaurant.

COST OF FOOD AND BEVERAGES

         The 4.5% reduction in cost of food and beverage from fiscal 2000 to fiscal 2001, from 29.0% of revenue to 27.7% of revenue, was the result of increases in menu prices and improved food cost controls. Product cost increases somewhat offset the effect of the increased menu prices. Beef costs increased approximately 13% during this period and accounted for 22% of all food and beverage purchases in fiscal 2001. Most of the Company's food products are purchased under agreements negotiated by Wendy's International that are outside of the Company's control. The cost of food and beverage in fiscal 2000 and 2001 were in line with guidelines established by the Company and Wendy's International.

OPERATING EXPENSES

     The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                        2001              2000          Decrease
                                        ----              ----          --------
   As a percentage of revenue:
      Labor and related expenses        33.7              34.3              0.6
      Occupancy expenses                 8.8               9.2              0.4
      Advertising expenses               4.0               5.0              1.0

         The decreases in labor and related costs as a percentage of revenue were primarily the result of reductions in crew and store management labor which occurred despite (i) increases in the average hourly rate of approximately 2%, and (ii) increases in store manager salaries in excess of 2%. The 2% increase in average hourly rate was the lowest annual increase in several years, and was slightly less than increases experienced by Wendy's International on a nationwide basis. Increases in training costs and workers compensation expense were partially offset by a reduction in health insurance costs following a restructuring of the Company's health insurance plan in 2001.

         As a percentage of revenue, the decrease in occupancy expense for fiscal 2001 was due to (i) lower rent expense as a result of purchasing two restaurants in January 2001 that were previously leased and the closing of an outdated leased restaurant in August 2000, (ii) reduced utility expense, (iii) reduced business insurance costs brought about by a reduction in customer liability claims, and (iv) reduced building repair and maintenance costs.

         The decrease in advertising expense as a percentage of revenue was primarily due to (i) the discontinuation of certain discount and coupon programs, (ii) less use of promotional products, and (iii) the replacement of billboard advertising with less expensive highway signage.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for restaurant operations increased 17.5% in fiscal 2001 over fiscal 2000, compared to the 15.9% increase in revenue. As a percentage of revenue, general and administrative expenses were 3.3% in fiscal 2000 compared to 3.4% in fiscal 2001. The increase was primarily the result of (i) increased payroll costs related to supervisory, accounting and administrative personnel added to support new store openings and operations,
(ii) costs related to the Company's office relocation and consolidation, and
(iii) an increase in the use of outside computer consultants. The increase at the corporate level was due to (i) additional positions filled to facilitate the Company's new store growth, (ii) increased incentive pay based on improved operating results in fiscal 2001, and (iii) an increase in professional and consulting fees. The increase in Michigan Single Business Tax expense was due to the Company's improved operating results and the elimination of the capital acquisition deduction from the Michigan Single Business Tax calculation. These increases were partially offset by a reduction in public market expenses.

DEPRECIATION AND AMORTIZATION

         The increase in depreciation and amortization expense was primarily due to the depreciation of buildings and equipment associated with new restaurants. Also contributing to the increase was (i) the January 2001 purchase of two restaurants that were previously leased, (ii) capital expenditures to remodel existing restaurants, and (iii) amortization of loan costs and franchise fees related to new restaurants. These increases were partially offset by reductions in depreciation associated with three closed restaurants (two closed in September 2000 and one closed in February 2001).

IMPAIRMENT OF ASSETS

         In fiscal 2001, the Company recorded a gain on the sale of impaired assets of $463,952 that resulted from the sale of two restaurant buildings that were written down to their estimated fair market value in fiscal 2000. The property and equipment at the restaurants had been written down in fiscal 2000 after these restaurants were listed for sale, resulting in an impairment loss in fiscal 2000 of $553,549.

INTEREST EXPENSE

         The increase in interest expense was primarily related to additional long-term debt of $6.4 million borrowed in fiscal 2001 to construct new restaurants, combined with a full year of interest expense on $4.4 million of long-term debt incurred in fiscal 2000 for the development of new restaurants. This increase was partially offset by a decrease in interest expense on capital leases that are nearing maturity, and the early retirement of certain equipment loans in March 2001. Nearly all of the Company's long-term debt is at fixed interest rates. As a percentage of revenue, there was no significant change in interest expense from fiscal 2000 to fiscal 2001.

GAIN ON DISPOSAL OF ASSETS

         The gain on disposal of assets resulted from the sale of excess land at two restaurant sites in fiscal 2001 which was partially offset by losses on disposal of assets related to the corporate office relocation and the remodeling of three restaurants. In fiscal 2000, the gain on disposal of assets resulted from the sale of excess land at one restaurant and the receipt of insurance proceeds for replacement of fire damaged equipment. As Meritage continues to proceed with its development plan, it may from time to time acquire surplus real estate adjacent to a restaurant site that it is developing that it will attempt to sell following the development of such restaurant. While the goal is to realize a gain on the disposition of such surplus real estate, there are no assurances that this will occur.

                    COMPARISON OF FISCAL YEARS 2000 AND 1999

REVENUE

         Food and beverage revenue increased 11.3% in fiscal 2000 compared to fiscal 1999. The increase in revenue was due to sales from new restaurants which provided a net increase in sales of $3,847,000 in fiscal 2000. Quarterly revenue on a per restaurant basis for restaurants in operation during the same periods of fiscal 2000 and fiscal 1999 ("same store sales") is set forth below:

                      AVERAGE NET SALES PER RESTAURANT UNIT

                                                                                       Increase          Increase
                                                   2000               1999            (Decrease)        (Decrease)%
                                             --------------     --------------        ----------        -----------
Fourth Quarter                               $      290,887     $      290,298        $       589            0.2%
Third Quarter                                       285,148            298,427            (13,279)          (4.4%)
Second Quarter                                      278,485            286,385             (7,900)          (2.8%)
First Quarter                                       251,915            256,618             (4,703)          (1.8%)
                                             --------------     --------------        ------------
Year to Date                                 $    1,106,435     $    1,131,728        $   (25,293)          (2.2%)
                                             ==============     ==============        ============

         The 2.2% decrease in same store sales in fiscal 2000 was primarily attributable to a decrease in customer traffic, which was partially offset by an increase in the average customer ticket. Customer traffic decreased by approximately 7% in fiscal 2000 compared to fiscal 1999 due to (i) the temporary discontinuance of late night hours (sales between the hours of 10:00 p.m. and midnight) from December 1999 through March 2000, (ii) a negative impact on "same-store" sales in certain markets due to the opening of new stores in the same market areas, (iii) selective increased menu pricing,
(iv) discontinuance of various discount cards, and (v) heavy price discounting by some of the Company's primary competitors. Partially offsetting the decrease in customer traffic was an increase in the average customer ticket amount of approximately 5% for fiscal 2000 compared to fiscal 1999. This increase was aided by selective menu price increases, and increased "combo" meal transactions (a combined purchase of a sandwich, French fry and beverage) and upsizing (the addition of a larger beverage and French fry to standard combo meals for an additional cost).

         The Company's fiscal 2000 average same store sales on a per restaurant basis of approximately $1,106,000 were comparable to the average sales of all Wendy's franchised domestic restaurants of approximately $1,130,000 per restaurant.

COST OF FOOD AND BEVERAGES

         The increase of 0.2 percentage points as a percentage of revenue from fiscal 1999 to fiscal 2000 was due to an increase of approximately 8% in the average cost of beef compared to the prior year. Beef purchases represented approximately 22% of all food and beverage purchases. This increase was somewhat offset by increased menu prices which were effective during certain periods of the year. The cost of food and beverage percentages of 29.0% in fiscal 2000 and 28.8% in fiscal 1999 were in line with guidelines of the Company and Wendy's International.

OPERATING EXPENSES

         Operating expenses as a percentage of revenue increased 1.8 percentage points in fiscal 2000 compared to fiscal 1999. The following table illustrates operating expense categories with significant year-to-year fluctuations:

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

         Restaurant crew and managerial labor costs increased 1.5 percentage points as a percentage of revenue (a 5.9% increase) in fiscal 2000 compared to fiscal 1999. The Company was affected by a tight labor market and its effect on the availability and cost of labor. The labor cost increase was due to an increase in the average hourly rate of 6.4% combined with similar wage increases for salaried restaurant employees. Partially offsetting the impact of the increase in direct labor cost was a reduction in health insurance costs due to the adoption of a new insurance plan.

         Business insurance premium costs increased approximately 55% (from $137,000 in fiscal 1999 to $212,000 in fiscal 2000). The majority of this increase was caused by (i) an increase in premiums in July 2000 due largely to two fire damage claims during the previous plan year, and (ii) an increase in property tax expense. Because the majority of occupancy expenses are fixed costs, occupancy expenses as a percentage of revenue were also adversely impacted by the 2.2% decrease in same store sales.

         The increase in advertising expense was primarily the result of (i) an increase in the cost of kids' meal toys, and (ii) costs incurred for participation in a special promotion sponsored by the Company's beverage supplier. These increases were partially offset by a reduction in food giveaway costs brought about by discontinuing certain discount programs.

         Other operating expenses on a per restaurant basis increased 5.7% in fiscal 2000 compared to fiscal 1999. Increases in cleaning and trash pickup costs, and the cost of office supplies accounted for the majority of the increase.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for restaurant operations increased 11.8% in fiscal 2000 compared to fiscal 1999. As a percentage of revenue, general and administrative expenses were 3.7% of revenue in both fiscal 1999 and fiscal 2000. The increase in general and administrative expenses in fiscal 2000 was primarily due to increased payroll costs related to the opening of five new restaurants in fiscal 2000. Also contributing to the increase was an increase in transportation costs, which was largely offset by a reduction in Michigan Single Business Tax. The increase in corporate level general and administrative expenses was primarily due to a non-recurring reduction in legal expense of $192,000 in fiscal 1999 and an increase in computer system development fees related to a new financial reporting system. Excluding the $192,000 non-recurring reduction in legal costs, corporate level general and administrative expenses decreased 6.0% in fiscal 2000 compared to fiscal 1999. Reductions in business insurance premiums and a reduction in executive compensation due to limited bonus awards accounted for the majority of this decrease.

DEPRECIATION AND AMORTIZATION

         The increase in depreciation and amortization expense was related to increased depreciation on capital expenditures for new restaurants and capital improvements made to existing restaurants. This increase was also related to new loan costs and franchise fees incurred for new restaurant development, and loan costs associated with the line of credit obtained in fiscal 2000.

IMPAIRMENT OF ASSETS

         In fiscal 2000, the Company closed one restaurant and listed another for sale due to the opening of a new restaurant in the same market area. The property and equipment owned by the Company at these locations were written down to their estimated fair market value resulting in an impairment loss in fiscal 2000 of $553,549. During fiscal 1999, the Company did not renew a lease at a restaurant site because it determined that there had been a permanent decline in the market value of the property and equipment due to changes in local market conditions. As a result, the property and equipment owned by the Company at this location was written down to the estimated fair market value resulting in an impairment loss of $156,000 in fiscal 1999.

INTEREST EXPENSE

         The increase in interest expense for fiscal 2000 was primarily due to additional long-term debt of $4.4 million incurred in fiscal 2000 to finance the development of new restaurants, and increased interest expense from a full year of interest on $3.1 million of long-term debt incurred in fiscal 1999. These increases were partially offset by a decrease in interest expense related to notes payable issued in connection with the sale of the hotel properties, and lower interest expense on obligations under capital leases due to a declining principal balance.

INTEREST INCOME

         Interest income in fiscal 1999 was primarily the result of interest earned on notes receivable obtained in the sale of hotel properties which were paid in full in August 1999 and April 2000. This resulted in a significant decrease in interest income in fiscal 2000 compared to fiscal 1999.

GAIN ON DISPOSAL OF ASSETS

         Of the gain on disposal of assets of $142,000 in fiscal 2000, $95,000 was the result of the sale of vacant land, and $47,000 was a non-cash gain from excess insurance proceeds over the net book value of equipment damaged by fire at one of the Company's restaurants. Of the gain on disposal of assets of $391,000 in fiscal 1999, $200,000 was from the sale of life insurance policies associated with the Company's former management, and $191,000 was from excess insurance proceeds over the net book value of fire damaged equipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows - Fiscal Year Ended December 2, 2001

         Cash and cash equivalents ("cash") increased $876,000 to $1,664,000 as of December 2, 2001. The increase in cash was the result of the following:

         Net cash provided by operating activities            $     4,756,000
         Net cash used in investing activities                    (10,893,000)
         Net cash provided by financing activities                  7,013,000
                                                              ----------------

         Net increase in cash                                 $       876,000
                                                              ================

         Net cash provided by operating activities, which increased $4,020,000 in fiscal 2001 compared to fiscal 2000, was primarily the result of (i) a $1,884,000 improvement in net earnings, (ii) an increase in deferred revenue of $2,511,000 resulting from the receipt of $3,000,000 in marketing funds from the Company's beverage supplier, (iii) an increase of $405,000 in the change in net current assets other than cash, and (iv) an increase in depreciation and amortization expense of $316,000. This improvement was partially offset by an increase of $1,092,000 from the net gain associated with the impairment and disposal of assets.

         Net cash used in investing activities, which increased $6,338,000 in fiscal 2001 compared to fiscal 2000, included (i) $9,737,000 used to develop new restaurants, (ii) $881,000 for upgrades and remodels at existing restaurants,
(iii) the $800,000 purchase of two restaurants that were previously leased, and
(iv) purchases of $1,096,000 for surplus land held for sale. This compares to $5,013,000 invested in fiscal 2000 including (i) $4,425,000 invested into new restaurants, and (ii) upgrades to existing restaurants of $588,000. These increases in investments in property and equipment from the prior year were partially offset by an increase in proceeds from the sale of assets of $1,587,000.

         Net cash provided by financing activities, which increased $3,985,000 in fiscal 2001 compared to fiscal 2000, primarily resulted from (i) new borrowings totaling $7,124,000 in fiscal 2001 primarily for the development of new restaurants compared to $4,420,000 of new borrowings in fiscal 2000, and
(ii) an increase in proceeds from the issuance of common stock of $1,476,000 associated with a private placement in February 2001. These increases were slightly offset by increases in (i) principal payments on long-term obligations of $348,000, and (ii) open market purchases of the Company's common stock of $206,000.

Cash Flows - Fiscal Year Ended November 30, 2000

         Cash and cash equivalents ("cash") decreased $791,000 to $788,000 as of November 30, 2000. The decrease in cash was the result of the following:

         Net cash provided by operating activities           $       736,000
         Net cash used in investing activities                    (4,556,000)
         Net cash provided by financing activities                 3,029,000
                                                             ----------------

         Net decrease in cash                                $      (791,000)
                                                             ================

         Net cash provided by operating activities, which decreased $217,000 in fiscal 2000 compared to fiscal 1999, was significantly less than the decrease in net earnings of $1,824,000. This decrease in net cash provided by operating activities was partially due to increases in non-cash transactions in fiscal 2000 compared to fiscal 1999, including (i) an increase of $299,000 in depreciation and amortization expense, (ii) an increase of $397,000 in charges related to impairment of assets, and (iii) a reduction in the amount of non-cash gains from the replacement of restaurant assets damaged by fire of $144,000. Cash provided by operating activities in fiscal 2000 was also affected by a reduction in cash used to satisfy certain obligations during fiscal 1999 which were not repeated in fiscal 2000, including (i) obligations related to the discontinued hotel operations of $594,000, and (ii) amounts due to the former general partner of the Wendy's partnership of $245,000.

         Net cash used in investing activities increased $2,708,000 in fiscal 2000 compared to fiscal 1999. This increase includes $5,013,000 invested in fiscal 2000 including (i) $4,425,000 invested into new restaurants, and (ii) $588,000 in upgrades to existing restaurants. This compares to $4,593,000 invested in fiscal 1999 including (i) $4,189,000 invested into new restaurants and (ii) upgrades to existing restaurants of $404,000. Also contributing significantly to the increase in cash used in investing activities was the reduction of $2,270,000 in cash collected on notes receivable.

         Net cash provided by financing activities increased $2,664,000 in fiscal 2000 compared to fiscal 1999. This increase resulted from (i) new borrowings totaling $4,420,000 in fiscal 2000 primarily for the development of new restaurants compared to $3,116,000 of new borrowings in fiscal 1999, and
(ii) a reduction of $1,375,000 in principal payments on notes payable from the sale of the hotel properties. Scheduled principal payments on long-term obligations were approximately $174,000 more in fiscal 2000 than in fiscal 1999.

Financial Condition

         As of December 2, 2001, the Company's current liabilities exceeded its current assets by $2,033,000 compared to November 30, 2000, when current liabilities exceeded current assets by $2,347,000. Excluding the current portion of occupancy related long-term obligations and capital leases, the Company's current liabilities exceeded its current assets by $978,000 at December 2, 2001. At these dates, the ratios of current assets to current liabilities were .52:1 and .35:1, respectively. Working capital increased due to (i) increased net earnings, (ii) the receipt of approximately $3,000,000 in marketing funds from the Company's beverage supplier, and (iii) the receipt of $1,504,000 from the issuance of common stock in a private placement in February 2001. These events helped fund the development of new restaurants and upgrades at existing restaurants in fiscal 2001. The above discussion regarding cash flows in fiscal 2001 provides additional details regarding the increase in cash as well as the most significant reasons for the increase in working capital.

         Because the cash flow from existing restaurants in fiscal 2001 was higher than experienced in fiscal 2000, and due to the receipt of marketing funds from the Company's beverage supplier and proceeds from the private placement conducted in February 2001, the Company is beginning fiscal 2002 in a better cash position. Because of the Company's aggressive development plans, however, certain liquidity issues still exist including (i) seasonal decreases in cash flow during the winter months (i.e., the first fiscal quarter), (ii) negative cash flow experienced by new stores during the pre-opening and start-up phase of operations, and (iii) the Company's decision to de-leverage by making equity payments of 20% -25% in its newly opened stores.

         As discussed above, cash flow from existing operations increased over the past year due to various factors. In the past three years, the Company has increased the number of restaurants it operates by over 50%, from 25 to 40 restaurants. The Company, recognizing the need to implement a number of operational changes in order to effectively manage this growth, undertook a number of initiatives beginning in the first quarter of fiscal 2001. See the "Management Outlook" section below. We anticipate that these initiatives, along with other operational changes currently underway, will result in increased cash flow from existing operations in fiscal 2002.

         Capital investment into existing restaurants is estimated at $1,000,000 during fiscal 2002. It is anticipated that the capital resources for this investment will be a combination of internally generated cash from existing operations and proceeds generated from asset sales. The Company plans to open eight to ten new stores during fiscal 2002. In order to minimize the impact of increased cash flow requirements that are generated during a new store start-up period, the Company is limiting new store openings to only one store during the first fiscal quarter, with the remaining stores opening throughout the balance of the fiscal year. The Company benchmarks and monitors its pre-opening and start-up costs to insure efficiencies are being achieved.

         All of the planned new restaurants for fiscal 2002 will require an investment in real estate and equipment. It is anticipated that the newly owned restaurants will require an investment of approximately $1.25 million per restaurant, of which the Company intends to invest $250,000 to $300,000 of equity per restaurant. Any remaining investment will be funded through long-term financing. In fiscal 2001, the Company received an $8,000,000 forward commitment for debt financing for eight new restaurants of which $4.7 million remains at December 2, 2001. The Company opened its newest restaurant in February 2002, and will utilize approximately $916,000 of the forward commitment to finance this site. Borrowings under the existing commitment include a 15-year mortgage (20-year amortization) with a fixed interest rate equal to 2.6% over the 10-year term treasury rate. Based on current treasury rates, this rate would be approximately 7.5%. The Company is evaluating proposals for debt financing from various lenders for the development of the remaining new restaurants planned for 2002. Such proposals contain similar loan terms.

         The Company's various loan and franchise agreements contain covenants requiring the maintenance of certain financial ratios including:

         - Fixed Charge Coverage Ratio ("FCCR") of not less than 1.2:1 for the Wendy's operations;
         - FCCR of not less than 1.2:1 for certain Wendy's restaurants subject to a real estate mortgage;
         - FCCR of not less than 1.4:1 for certain Wendy's restaurants subject to both a real estate mortgage and a business value loan;
         - Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0:1 through 11/30/02, and not to exceed 5.5:1 after 11/30/02;
         -        Debt Service Coverage Ratio of not less than 1.1:1; and
         - restrictions against using operating cash flow from the Wendy's business for other means if such use would cause the FCCR to be less than 1.2:1.

At December 2, 2001, the Company was in compliance with these covenants.

         The Company's loan and franchise agreements also contain restrictions regarding the amount of currently generated operating cash flow from the Wendy's operation that may be utilized to fund corporate level expenses. The Company met these requirements in 2001, and anticipates meeting these requirements in the upcoming year.

         The Company may use any of the following sources to meet its current obligations over the next twelve months:

         -        utilizing cash balances;
         - using operating cash generated from existing Wendy's restaurants;
         -        borrowing on its $3.5 million line of credit;
         -        selling surplus real estate;
         -        using proceeds of $538,000 from a note receivable;
         -        financing or deferring capital expenditures and renovations;
         -        deferring new store openings; and
         -        financing equipment packages at new restaurants.

         There can be no assurances, however, that the Company will be able to complete the above activities or that completion would yield the results expected.

INFLATION AND CHANGING PRICES

         For several years, the food service industry has been affected by a shortage of management and hourly employees. Rising wage rates, due to this shortage, have negatively impacted the Company's operating results. These increases, along with periodic increases in food and other operating expenses such as fuel and utility costs, would normally be passed on to customers in the form of price increases. However, highly competitive market conditions have somewhat limited the Company's ability to offset higher costs through price increases to its customers. Price increases of about 8% were instituted in the fourth quarter of fiscal 2000 and remained in effect throughout fiscal 2001. These price increases produced additional cash flow that partially offset the increased operating costs.

MANAGEMENT'S OUTLOOK

         Since the fourth quarter of fiscal 2000, the Company has successfully attracted experienced retail management to reengineer certain aspects of the Company's administrative and operational processes. These operational changes, which resulted in improved operating margins and cash flow, included (i) adopting a more objective profit-oriented incentive compensation plan for restaurant management, (ii) realigning key operational personnel into more productive and profit-generating positions, (iii) increasing menu prices to better align the Company's prices with its competitors and to absorb operating cost increases, (iv) consolidating the Company's Grand Rapids and Kalamazoo offices into a single office, (v) utilizing an in-house training center to improve the quality and effectiveness of restaurant managers and to reduce turnover, (vi) implementing an aggressive capital improvement plan aimed at upgrading existing restaurants, and (vii) implementing a new restaurant accounting system that provides real time store level labor and food cost data. The Company will also continue to focus on executing the system-wide program called "Service Excellence" which involves training employees to approach service in a new manner. These operational initiatives, along with the continued execution of the Company's new store growth plan, remain the key elements of management's plans for fiscal 2002.

         New store openings form the basis of the Company's growth strategy. During fiscal 2002 the Company plans to open eight to ten new units. In addition, the Company continues to assess its older units in determining whether they should be closed, remodeled or replaced with new and more efficient restaurants.

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

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following is information concerning the current directors, executive officers and significant employees of the Company as of February 11, 2002:

   ===================================== ==================================== =====================================
                                                                                         COMMON SHARES
                                                                                       BENEFICIALLY OWNED
             NAME AND AGE (1)                         POSITION                    AMOUNT (2)         PERCENTAGE
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Schermer, Sr. (3) (4)       Chairman of the Board of Directors              667,985       12.5%
                    66
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Schermer, Jr. (3) (5) (6)   Chief Executive Officer and                     534,741        9.9%
                    43                   Director
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert E. Riley (6) (7)               President and Director                          571,435       10.6%
                    54
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Robert H. Potts (6)                   Vice President of Real Estate                    31,953         *
                    48
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Stephen A. Rose (6)                   Vice President, Treasurer and                     7,500         *
                    49                   Chief Financial Officer
   ------------------------------------- ------------------------------------ ------------------- -----------------
   James R. Saalfeld (6)                 Vice President, Secretary and                    62,671        1.2%
                    34                   General Counsel
   ------------------------------------- ------------------------------------ ------------------- -----------------
   James P. Bishop (8) (9)               Director                                         40,592         *
                    61
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Christopher P. Hendy (8) (9)          Director                                         21,476          *
                    44
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Joseph L. Maggini (3) (8) (10)        Director                                        424,901        8.0%
                    62
   ------------------------------------- ------------------------------------ ------------------- -----------------
   Jerry L. Ruyan (9)                    Director                                        258,597        4.9%
                    55
   ------------------------------------- ------------------------------------ ------------------- -----------------
   All Current Executive Officers and                                                  2,621,851       46.8%
   Directors as a Group (10 persons)
   ===================================== ==================================== =================== =================
                                                                                                    * Less than 1%

(1) Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.
(2) Includes options held by non-employee directors to acquire from 5,000 to 10,000 shares pursuant to the 1996 Directors' Share Option Plan and the 2001 Directors' Share Option Plan.
(3)  Executive Committee Member.
(4)  Includes 4,000 shares held by Mr. Schermer, Sr.'s wife.
(5) Includes 6,650 shares held by Mr. Schermer, Jr. as a custodian for his minor child.
(6) Includes options presently exercisable, or exercisable within 60 days, for Mr. Schermer, Jr. of 101,266 shares, Mr. Riley of 71,235, Mr. Potts of 11,250, Mr. Rose of 7,500 shares, and Mr. Saalfeld of 51,894 shares.
(7) Includes 7,500 shares held by a trust for the benefit of Mr. Riley's wife, and 10,275 shares held by Mr. Riley's spouse in an IRA account.
(8)  Compensation Committee Member.
(9)  Audit Committee Member.
(10) Includes 1,100 shares held by Mr. Maggini's wife, and 1,000 shares held by Mr. Maggini's son.

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

         Robert H. Potts has been Vice President of Real Estate for the Company since March 5, 2001. From 1989 to 2001, Mr. Potts was with Meijer where he held the position of Senior Counsel. Mr. Potts is a licensed member of the Michigan Bar.

         Stephen A. Rose has been Vice President, Treasurer and Chief Financial Officer of the Company since July 2, 2001. From 1997 to 2001, Mr. Rose was Chief Financial Officer with First Telecommunications Corp., a business, telephone and data communication system provider. From 1994 to 1997, Mr. Rose was Chief Financial Officer with Kal Grafx, a commercial and label printing and graphic arts provider. Mr. Rose is a CPA.

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

         Christopher P. Hendy has been a director of the Company since July 16, 1998. Since August 1996, Mr. Hendy has been a partner in Redwood Holdings, Inc., an investment/venture capital company located in Cincinnati, Ohio. Between 1991 and 1996, Mr. Hendy was the Vice President Manager - Asset Based Lending with Fifth Third Bank. Mr. Hendy is also a director of Synbiotics Corporation (SBIO:OCBB), a manufacturer of diagnostic test products in the animal health care industry, and Schonstedt Instrument Company, a manufacturer of magnetic field detecting and measuring instruments.

         Joseph L. Maggini has been a director of the Company since January 25, 1996. Since founding the company in 1974, Mr. Maggini has served as President and Chairman of the Board of Magic Steel Corporation, a steel service center located in Grand Rapids, Michigan.

         Jerry L. Ruyan has been a director of the Company since October 24, 1996. In October 1999, Mr. Ruyan was appointed Chairman and CEO of Hemagen Diagnostics, Inc. (HMGN:NAS), a manufacturer of medical diagnostic test kits. Since 1995, Mr. Ruyan has been a partner in Redwood Holdings, Inc. He is also a founder, and a former officer and director, of Meridian Diagnostics, Inc., a producer of medical diagnostic products. In addition, Mr. Ruyan is Chairman of the Board of Schonstedt Instrument Company, and a director of Popmail.com (POPM:NAS), an Internet permission based marketing company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 2001 all filing requirements were met.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000 in fiscal 2001:

==================================================================================================================
                           SUMMARY COMPENSATION TABLE
-------------------------------- ---------- ------------------------------ ---------------------------------------
                                                 ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                               SECURITIES         OTHER ANNUAL
  NAME AND PRINCIPAL POSITION      YEAR         SALARY          BONUS         UNDER-LYING         COMPENSATION
                                                                                OPTIONS
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Robert E. Schermer, Jr.          2001       $ 150,500       $ 34,848             90,000               ---
Chief Executive Officer (1)      2000       $ 136,585       $   ---              20,205               ---
                                 1999       $ 127,000       $ 27,782             50,000               ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
Robert E. Riley                  2001       $ 145,000       $ 34,848            190,000               ---
President                        2000       $  21,367           ---                ---                ---
-------------------------------- ---------- --------------- -------------- ------------------- -------------------
James R. Saalfeld                2001       $ 107,125       $ 22,616             27,500               ---
Vice President, General          2000       $  93,817       $  5,000               ---                ---
Counsel & Secretary              1999       $  91,440       $ 20,003             27,741               ---
================================ ========== =============== ============== =================== ===================


(1)      Mr. Schermer also received an annual automobile allowance.

         STOCK OPTIONS

         The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary Compensation Table and the appreciation of such options:

===================================================================================================================
                          OPTION GRANTS IN FISCAL 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                           POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED ANNUAL
                                                                                           RATES OF STOCK PRICE
                                                                                         APPRECIATION FOR OPTION
                                                                                                   TERM
                                                % OF TOTAL
                                NUMBER OF         OPTIONS
                                SECURITIES       GRANTED TO     EXERCISE
                                UNDERLYING       EMPLOYEES IN    PRICE ($    EXPIRATION
       NAME                   OPTIONS GRANTED    FISCAL 2001    PER SHARE)      DATE         5%            10%
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
Robert E. Schermer, Jr.           90,000             23.7 %      $2.35       8/22/11     $ 133,034     $ 337,131
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
Robert E. Riley                  190,000             50.0 %       (1)          (1)       $ 254,934     $ 646,048
---------------------------- ---------------- --------------- ------------- ----------- ------------ --------------
James R. Saalfeld                 27,500               7.2 %     $2.35       8/22/11     $ 40,649      $ 103,012
============================ ================ =============== ============= =========== ============ ==============

(1) Mr. Riley received two separate option grants during fiscal 2001: (a) 100,000 shares with an exercise price of $1.938 and an expiration date of 12/19/10, and (b) 90,000 shares with an exercise price of $2.35 and an expiration date of 8/22/11.

===================================================================================================================
                          FISCAL 2001 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------------
                                                                NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT FISCAL YEAR        FISCAL YEAR END
                                                                        END

                            SHARES ACQUIRED
           NAME               ON EXERCISE    VALUE REALIZED   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Robert E. Schermer, Jr.          ---              ---              101,266 / 120,214          $113,499 / $142,249
--------------------------- --------------- ----------------- ------------------------- ---------------------------
Robert E. Riley                  ---              ---              71,235 / 135,040           $111,600 / $176,600
--------------------------- --------------- ----------------- ------------------------- ---------------------------
James R. Saalfeld                ---              ---              51,894 / 28,347            $60,478 / $21,400
=========================== =============== ================= ========================= ===========================

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Other than certain of the Company's directors and officers as identified in Item 10 above, no other shareholders are known by the Company to beneficially own 5% or more of the Company's outstanding common shares as of February 11, 2002, except for Peter D. Wierenga who reported beneficial ownership of 271,109 (5.0%) on November 9, 2000. Mr. Wierenga's business address is reported in his Schedule 13D as 3703 S. Division Ave., Grand Rapids, Michigan 49503.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Management believes that the following transactions were on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

         On February 9, 2001, Meritage completed the sale of 762,500 unregistered common shares to its officers and certain directors at $2.1556 per share in a private placement. Cash proceeds of $1,104,745 and a 90-day promissory note for $538,900 are being used for the continued development of its Wendy's operations. The private placement was authorized by the Board of Directors on January 22, 2001. The share price was computed by adding $0.0625 to the average closing price of the common shares on the American Stock Exchange for the ten trading days beginning on January 22, 2001. The source of the common shares issued was treasury shares. The following directors and officers participated in the private placement and acquired the common shares noted next to their name: Director - James P. Bishop (10,000 shares); Director - Joseph L. Maggini (230,000 shares); CEO & Director - Robert E. Schermer, Jr. (250,000 shares); President & Director - Robert E. Riley (250,000 shares); Vice President & Secretary - James R. Saalfeld (2,500 shares); and former Vice President & Treasurer - Pauline M. Krywanski (20,000 shares). Mr. Schermer's shares were purchased with a 90-day recourse note to Meritage bearing interest at 8.0% per annum and secured by 250,000 common shares. The Board of Directors approved amendments to the note and security agreement extending the due date under the note to May 15, 2002, and Mr. Schermer paid all accrued interest due under the note through November 17, 2001.

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

         (a)(3) EXHIBIT LIST.

         The following documents are exhibits to this Annual Report:

Exhibit No.                                          Description of Document
-----------       ----------------------------------------------------------------------------------------
   3.1            Amended and Restated Articles of Incorporation  (1).

   3.2            Restated and Amended Bylaws  (2).

   4.1            Certificate of Designation of Series A Convertible Preferred Shares  (3).

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

   10.17          Agreement  and  Consent  dated June 11,  2001  between WM Limited  Partnership  - 1998,  Meritage
                  Hospitality  Group Inc.,  MHG Food Service Inc.,  RES  Management,  LLC, S & Q  Management,  LLC,
                  Robert E. Schermer, Jr. and The Estate of Ray E. Quada (9).

   10.18          Sample indemnification agreement for officers and directors of the Company (10).

   10.19          Indemnification  Agreement  dated  February 18, 2002 among Meritage  Hospitality  Group Inc., MHG
                  Food Service Inc., WM Limited  Partnership - 1998, RES  Management,  LLC, and Robert E. Schermer,
                  Jr. (9).

   10.20          Promissory  Note and Stock Pledge  Agreement  dated February 16, 2001 among Meritage  Hospitality
                  Group Inc., as lender, and Robert E. Schermer, Jr., as borrower (11).

   10.21          First Amended  Promissory Note and Stock Pledge Agreement among Meritage  Hospitality Group Inc., as lender, and Robert E. Schermer, Jr., as borrower (12).

   10.22          Second  Amended  Promissory  Note and Stock Pledge  Agreement  among Meritage  Hospitality  Group
                  Inc., as lender, and Robert E. Schermer, Jr., as borrower (9).

                        MANAGEMENT COMPENSATORY CONTRACTS

   10.23          Amended 1996 Management Equity Incentive Plan (13).

   10.24          Amended 1996 Directors' Share Option Plan (7).

   10.25          Amended 2001 Directors' Share Option Plan (9).

   10.26          Amended 1999 Directors' Compensation Plan (12).

                                          ----------------------------------

   21             Subsidiaries of the Registrant (9).

   23             Consent of Grant Thornton LLP (9).

Exhibits previously filed and incorporated by reference from:

(1)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 2000.
(2)      Report on Form 8-K for the Company filed on November 6, 2000.
(3)      The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1996.
(4)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 1998.
(5)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1999.
(6)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 2000.
(7)      The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1997.
(8)      The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1998.
(9)      Filed herewith.
(10)     The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1997.
(11)     Amendment No. 2 to Schedule 13-D filed by Robert E. Schermer, Jr. on February 20, 2001.
(12)     The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 2001.
(13)     The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 2000.

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MERITAGE HOSPITALITY GROUP INC.



Dated:  February 18, 2002            By  /s/ Robert E. Schermer, Jr.
                                        ----------------------------------------
                                         Robert E. Schermer, Jr.
                                         Chief Executive Officer
                                         (Principal Executive Officer)

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

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
/s/ Robert E. Schermer, Sr.                 Chairman of the Board of Directors            February 18, 2002
------------------------------------
Robert E. Schermer, Sr.


/s/ Robert E. Schermer, Jr.                 Chief Executive Officer and                   February 18, 2002
------------------------------------
Robert E. Schermer, Jr.                     Director (Principal Executive Officer)


/s/ Robert E. Riley                         President and Director                        February 18, 2002
------------------------------------
Robert E. Riley


/s/ Stephen A. Rose                         Vice President, Treasurer and Chief           February 18, 2002
------------------------------------        Financial Officer (Principal Financial
Stephen A. Rose                             & Accounting Officer)


/s/ James P. Bishop                         Director                                      February 18, 2002
------------------------------------
James P. Bishop


/s/ Christopher P. Hendy                    Director                                      February 18, 2002
------------------------------------
Christopher P. Hendy


/s/ Joseph L. Maggini                       Director                                      February 18, 2002
------------------------------------
Joseph L. Maggini


/s/ Jerry L. Ruyan                          Director                                      February 18, 2002
------------------------------------
Jerry L. Ruyan

                          INDEX TO FINANCIAL STATEMENTS




MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES                       PAGE
                                                                       ----

Report of Independent Certified Public Accountants .....................F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets.............................................F-3
Consolidated Statements of Operations...................................F-5
Consolidated Statements of Stockholders' Equity.........................F-6
Consolidated Statements of Cash Flows...................................F-8
Notes to Consolidated Financial Statements .............................F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiaries as of December 2, 2001 and November 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 2, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries as of December 2, 2001 and November 30, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 2, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton

Southfield, Michigan
January 31, 2002

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     DECEMBER 2, 2001 AND NOVEMBER 30, 2000

-------------------------------------------------------------------------------

                                     ASSETS
                                                                              DECEMBER 2,     NOVEMBER 30,
                                                                                 2001            2000
                                                                         ---------------    --------------
CURRENT ASSETS
    Cash and cash equivalents                                            $     1,663,900    $      787,747
    Receivables                                                                  129,162            59,605
    Inventories                                                                  202,708           228,023
    Prepaid expenses and other current assets                                    201,885           165,104
                                                                         ---------------    --------------
                 Total Current Assets                                          2,197,655         1,240,479

PROPERTY, PLANT AND EQUIPMENT, NET                                            28,780,582        19,092,780

OTHER ASSETS
    Note receivable                                                              362,736             -
    Assets held for sale                                                         472,725           704,350
    Goodwill, net of amortization of $698,345 and
       $516,816, respectively                                                  4,611,378         4,792,907
    Franchise costs, net of amortization of $93,917 and
       $65,375, respectively                                                     881,083           734,625
    Financing costs, net of amortization of $64,108 and
       $47,379, respectively                                                     477,787           355,180
    Deferred charges and other assets                                             96,889           124,907
                                                                         ---------------    --------------

                 Total Other Assets                                            6,902,598         6,711,969
                                                                         ---------------    --------------

                 Total Assets                                            $    37,880,835  $     27,045,228
                                                                         ===============  ================

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                     DECEMBER 2, 2001 AND NOVEMBER 30, 2000

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              DECEMBER 2,     NOVEMBER 30,
                                                                               2001             2000
                                                                         ---------------    --------------
CURRENT LIABILITIES
    Current portion of long-term obligations                             $       748,444  $        682,242
    Current portion of obligations under capital lease                           306,305           357,768
    Trade accounts payable                                                     1,583,295         1,376,342
    Income taxes payable                                                          17,264             2,264
    Accrued liabilities                                                        1,575,278         1,168,708
                                                                         ---------------    --------------

                 Total Current Liabilities                                     4,230,586         3,587,324

LONG-TERM OBLIGATIONS                                                         22,701,377        16,475,202

OBLIGATIONS UNDER CAPITAL LEASE                                                  402,742           709,046

DEFERRED REVENUE                                                               4,209,108         1,742,483

COMMITMENTS AND CONTINGENCIES (NOTES H, I, O AND P)                                 -                 -

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value
       shares authorized: 5,000,000; 200,000 shares designated
            as Series A convertible cumulative preferred stock
       shares issued and outstanding: 29,520 (liquidation
            value - $295,200)                                                        295               295
    Common stock - $0.01 par value
       shares authorized: 30,000,000
       shares issued: 5,878,413 and 5,862,702, respectively
       shares outstanding: 5,323,799 and
             4,454,884, respectively                                              53,238            44,548
    Additional paid in capital                                                13,534,302        11,703,257
    Note receivable from sale of shares                                         (538,900)            -
    Accumulated deficit                                                       (6,711,913)       (7,216,927)
                                                                         ---------------    --------------

                 Total Stockholders' Equity                                    6,337,022         4,531,173
                                                                         ---------------    --------------

                 Total Liabilities and Stockholders' Equity              $    37,880,835  $     27,045,228
                                                                         ===============  ================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                           2001                2000             1999
                                                                   ----------------   ---------------    ---------------
Food and beverage revenue                                          $     38,356,360   $    33,104,982    $    29,752,416

Cost and expenses
    Cost of food and beverages                                           10,634,688         9,587,701          8,556,960
    Operating expenses                                                   21,898,974        19,628,560         17,121,683
    General and administrative expenses                                   2,680,339         2,054,303          1,780,173
    Depreciation and amortization                                         1,898,615         1,582,613          1,283,343
    (Gain) loss on impairment of assets                                    (463,952)          553,549            156,150
                                                                   ----------------   ---------------    ---------------

              Total cost and expenses                                    36,648,664        33,406,726         28,898,309
                                                                   ----------------   ---------------    ---------------

Earnings (loss) from operations                                           1,707,696          (301,744)           854,107

Other income (expense)
    Interest expense                                                     (1,514,861)       (1,360,986)        (1,314,811)
    Interest income                                                         105,708            98,004            390,701
    Other income                                                             30,975            69,797               -
    Gain on disposal of assets                                              217,064           142,167            391,571
                                                                   ----------------   ---------------    ---------------

              Total other expense                                        (1,161,114)       (1,051,018)          (532,539)
                                                                   ----------------   ---------------    ---------------

              Earnings (loss) from continuing
                operations before income taxes                              546,582        (1,352,762)           321,568

Income taxes - current                                                       15,000              -                  -
                                                                   ----------------   ---------------    ---------------

              Earnings (loss) from continuing operations                    531,582        (1,352,762)           321,568

Discontinued operations
     Gain on disposal of discontinued operations                               -                 -               150,140
                                                                   ----------------   ---------------    ---------------

              Net earnings (loss)                                           531,582        (1,352,762)           471,708

Preferred stock dividends                                                    26,568            33,318             40,068
                                                                   ----------------   ---------------    ---------------

Net earnings (loss) on common shares                               $        505,014   $    (1,386,080)   $       431,640
                                                                   ================   ===============    ===============


Earnings (loss) per common share - basic and diluted
    Continuing operations                                          $          .10     $         (.25)    $          .05
    Discontinued operations                                                    -                 -                  .03
                                                                   ----------------   ---------------    ---------------

    Net earnings (loss) per common share                           $          .10     $         (.25)    $          .08
                                                                   ==============     ==============     ==============

Weighted average shares outstanding - basic                             5,236,149          5,489,710          5,748,288
                                                                   ==============     ==============     ==============

Weighted average shares outstanding - diluted                           5,287,007          5,489,710          5,774,337
                                                                   ==============     ==============     ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

                                                                                         NOTE
                                           SERIES A                                   RECEIVABLE
                                         CONVERTIBLE                  ADDITIONAL        FROM
                                          PREFERRED       COMMON        PAID-IN        SALE OF         ACCUMULATED
                                            STOCK          STOCK        CAPITAL         SHARES           DEFICIT         TOTAL
                                         -----------      -------     ----------      ----------       -----------       -----

Balance at December 1, 1998               $     445    $    57,426   $   13,299,467  $  (1,660,962)    $ (6,262,487)   $  5,433,889
Issuance of 10,091 shares of common
    stock                                     -                101           19,403          -                 -             19,504
Recognition of interest income on note
    receivable from sale of shares            -               -             696,049       (696,049)            -              -
Increase in valuation allowance
     on note receivable from sale
     of shares                                -               -            (696,049)       696,049             -              -
Preferred stock dividends paid                -               -                -             -              (40,068)        (40,068)
Purchase of 800 shares of common stock        -                 (8)          (2,075)         -                 -             (2,083)
Net earnings                                  -               -                -             -              471,708         471,708
                                          ---------    -----------   --------------  -------------     ------------    ------------
Balance at November 30, 1999                    445         57,519       13,316,795     (1,660,962)      (5,830,847)      5,882,950

Issuance of 30,464 shares of common
    stock                                     -                304           67,437          -                 -             67,741
Transfer of 15,000 shares of
    convertible preferred shares for
    80,001 common shares                       (150)           800             (650)         -                 -              -
Surrender of 1,392,858 common
    shares for note receivable                -            (13,929)      (1,647,033)     1,660,962             -              -
Purchase of 14,600 shares of
    common stock                              -               (146)         (33,292)         -                 -            (33,438)
Preferred stock dividends paid                -               -                -             -              (33,318)        (33,318)
Net loss                                      -               -                -             -           (1,352,762)     (1,352,762)
                                          ---------    -----------   --------------  -------------     ------------    ------------
Balance at November 30, 2000              $     295    $    44,548   $   11,703,257  $       -         $ (7,216,927)   $  4,531,173

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------

                                                                                       NOTE
                                        SERIES A                                    RECEIVABLE
                                       CONVERTIBLE                   ADDITIONAL       FROM
                                       PREFERRED         COMMON       PAID-IN        SALE OF         ACCUMULATED
                                         STOCK           STOCK        CAPITAL         SHARES           DEFICIT           TOTAL
                                       -----------       ------      ----------     ----------       -----------         -----

Balance at December 1, 2000            $     295     $    44,548   $   11,703,257    $     -         $ (7,216,927)  $   4,531,173
Issuance of 978,211 shares of common
    stock                                  -               9,783        2,068,341       (538,900)            -          1,539,224
Preferred stock dividends paid             -                -                -             -              (26,568)        (26,568)
Purchase of 109,296 shares of
    common stock                           -              (1,093)        (237,296)         -                 -           (238,389)
Net earnings                               -                -                -             -              531,582         531,582
                                       ---------     -----------   --------------    -----------     ------------   -------------

Balance at December 2, 2001            $     295     $    53,238   $   13,534,302    $  (538,900)    $ (6,711,913)  $   6,337,022
                                       =========     ===========   ==============    ===========     ============   =============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------


                                                                              2001              2000             1999
                                                                       ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                                                $       531,582   $    (1,352,762) $       471,708
    Adjustments to reconcile net earnings (loss) to net
       cash provided by operating activities
          Depreciation and amortization                                      1,898,615         1,582,613        1,283,343
          Compensation paid by issuance of common stock                         34,478            38,991           19,504
          Gain on disposal of assets                                          (217,064)         (142,167)        (391,571)
          (Gain) loss on impairment of assets                                 (463,952)          553,549          156,150
          Decrease in cash value of life insurance                                -                -              222,903
          Increase (decrease) in deferred revenue                            2,422,985           (88,305)        (161,238)
          Decrease (increase) in current assets
              Receivables                                                      (69,557)           21,634          (10,265)
              Inventories                                                       25,315           (20,460)         (42,407)
              Prepaid expenses and other current assets                        (34,517)           (7,691)         (66,617)
          Increase (decrease) in current liabilities
              Trade accounts payable                                           206,953           130,663          518,480
              Amount due related party                                            -                -             (245,260)
               Income taxes payable                                             15,000            (2,736)         (45,000)
              Accrued liabilities                                              406,570            22,952         (163,231)
          Decrease in net assets of discontinued operations                       -                -             (593,854)
                                                                       ---------------   ---------------  ---------------

                 Net cash provided by operating
                    activities                                               4,756,408           736,281          952,645

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of assets                                         1,779,056           192,500            -
    Proceeds from insurance - fire                                                -               84,000          671,061
    Purchase of property, plant and equipment                              (11,418,474)       (5,133,408)      (5,188,748)
    Purchase of assets held for sale                                        (1,095,578)            -                -
    Payment for franchise agreement                                           (175,000)          (75,000)         (75,000)
    Collection on notes receivable                                                -              475,000        2,744,617
    Decrease (increase) in deferred charges and other assets                    16,337           (99,200)           -
                                                                       ---------------   ---------------  ---------------

                 Net cash used in investing activities                     (10,893,659)       (4,556,108)      (1,848,070)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------


                                                                            2001               2000              1999
                                                                       ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from long-term obligations                                $     6,441,453   $     4,419,589  $     3,115,542
    Proceeds from borrowings on line of credit                               2,650,000             -                 -
    Principal payments on long-term obligations                               (831,576)         (483,321)      (1,242,769)
    Payments on line of credit                                              (1,967,500)            -                 -
    Payments of financing costs                                               (160,995)          (66,366)         (71,064)
    Payments on obligations under capital lease                               (357,767)         (328,236)        (294,577)
    Payments on notes payable                                                     -             (475,000)      (1,100,000)
    Proceeds from issuance of common stock                                   1,504,746            28,750             -
    Purchase of common stock                                                  (238,389)          (33,438)          (2,083)
    Preferred stock dividends paid                                             (26,568)          (33,318)         (40,068)
                                                                       ---------------   ---------------  ---------------

                 Net cash provided by financing
                    activities                                               7,013,404         3,028,660          364,981
                                                                       ---------------   ---------------  ---------------

                 Net increase (decrease) in cash                               876,153          (791,167)        (530,444)

Cash and cash equivalents - beginning of year                                  787,747         1,578,914        2,109,358
                                                                       ---------------   ---------------  ---------------

Cash and cash equivalents - end of year                                $     1,663,900   $       787,747  $     1,578,914
                                                                       ===============   ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                             $     1,499,000   $     1,358,000  $     1,319,000
    Cash paid for income taxes                                         $          -      $         2,736  $        45,000

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Sale of impaired asset
    Selling price of asset                                             $       400,000
    Note receivable obtained from buyer                                        365,000
                                                                       ===============

    Cash down payment received from buyer                              $        35,000
                                                                       ===============

Issuance of 250,000 shares of common stock
    in exchange for note receivable                                    $       538,900
                                                                       ===============

Transfer of 15,000 shares of convertible preferred stock into 80,001 shares of common stock in 2000.


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company currently conducts its business in the quick-service restaurant industry operating 40 Wendy's Old Fashioned Hamburgers restaurants under franchise agreements with Wendy's International, Inc. All operations of the Company are located in Michigan. The Company formerly conducted business in its discontinued lodging industry segment which consisted of three full service hotels. The last hotel sale occurred in 1998 (see Note B).

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

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories consist of restaurant food items, beverages and serving supplies.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 10 years for machinery and equipment and up to 30 years for property. Amortization of leasehold improvements is provided over the terms of the various leases.

INCOME TAXES

Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis and tax basis of assets and liabilities. Deferred tax, assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE AGREEMENT COSTS

Costs capitalized under the Company's franchise agreements are amortized using the straight-line method over the terms of the individual franchise agreements including options to renew.

FINANCING COSTS

Financing costs are amortized using the straight-line method over the terms of the various loan agreements.

GOODWILL AND LONG-LIVED ASSETS

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over thirty years (the term of the franchise agreements including options to renew). The Company performs a review for impairment of goodwill and long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value, and if the cash flows are less than the carrying value, an impairment loss is recognized (see Recently Issued Accounting Standards under Note A). In 2001, there was no impact to the financial statements due to this review. However, in 2001 the Company recorded a gain on the sale of impaired assets of $463,952. This gain resulted from the sale of two restaurant buildings that were written down to estimated fair market value in 2000. In 2000, the Company closed one of these restaurants and listed the other restaurant for sale due to the opening of a new restaurant in the same market area. The property and equipment owned by the Company at these locations were written down to an estimated fair market value resulting in an impairment loss in 2000 of $553,549. In 1999, management decided that the lease for a certain restaurant would not be renewed. The property and equipment owned by the Company at this location were written down to an estimated fair market value resulting in an impairment loss in 1999 of $156,150.

OBLIGATIONS UNDER CAPITAL LEASE

Lease transactions relating to certain restaurant buildings are classified as capital leases. These assets have been capitalized and the related obligations recorded based on the present values of the minimum lease payments at the inception of the leases. Amounts capitalized are being amortized over the terms of the leases.

ADVERTISING COSTS AND OTHER FRANCHISE FEES

Fees due under the Company's franchise agreements and advertising costs are based primarily on a percentage of monthly food and beverage revenue. These costs are charged to operations as incurred. Advertising expense was approximately $1,521,000, $1,667,000 and $1,428,000 for the years ended December 2, 2001, and November 30, 2000 and 1999, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- All business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights, or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

- Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Beginning in fiscal year 2003, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- Beginning in fiscal year 2003, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

- All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company is in the process of determining the impact of these pronouncements on its financial statements.

In December 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143 ("SFAS"), "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect this pronouncement to have an impact on their financial statements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended December 2, 2001, and November 30, 2000 and 1999:

                                            2001          2000           1999
                                         ----------   -------------  -----------
Numerators
    Earnings (loss) from continuing
       operations                        $  531,582   $  (1,352,762) $   321,568
    Less preferred stock dividends           26,568          33,318       40,068
                                         ----------   -------------  -----------

    Earnings (loss) on common shares -
       basic and diluted                 $  505,014   $  (1,386,080) $   281,500
                                         ==========   =============  ===========

Denominators
    Weighted average common shares
       outstanding - basic                5,236,149       5,489,710    5,748,288

    Effect of dilutive securities
       Stock options                         50,858           -           26,049
                                         ----------   -------------  -----------

    Weighted average common shares
       outstanding - diluted              5,287,007       5,489,710    5,774,337
                                         ==========   =============  ===========

For 2001, 2000 and 1999, convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion would be antidilutive. For 2000, exercisable stock options were not included in the computation of diluted earnings per share because the exercise of stock options would be antidilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments which include cash and cash equivalents, receivables, notes receivable, trade accounts payable and long-term obligations, approximate their fair values.

FISCAL PERIOD

The Company has elected a 52/53 week fiscal period for tax and financial reporting purposes. The fiscal period ends on the Sunday closest to November 30. The 3 years in the period ended December 2, 2001 contained 52 weeks.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATIONS - SALE OF HOTEL ASSETS

In 1997 and 1998 the Company sold substantially all the assets of its three full service hotels, which were previously included in the lodging segment. As such, the Company began reporting the lodging segment as discontinued operations effective May 31, 1998. At December 2, 2001 and November 30, 2000 there were no assets or liabilities of the discontinued lodging group business segment included in the balance sheet.

The results of operations of the discontinued operations for the years ended December 2, 2001, and November 30, 2000 and 1999 are summarized below:

                                             2001         2000        1999
                                          ----------   ---------- ------------
   Revenues                               $    -       $    -     $      -
   Earnings from operations               $    -       $    -     $      -
   Earnings from discontinued operations  $    -       $    -     $    150,140

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at December 2, 2001 and November 30, 2000:

                                                    2001            2000
                                              ---------------  ---------------
   Land and improvements                      $    10,050,918  $     5,738,367
   Buildings and improvements                      12,129,702        7,801,228
   Furnishings and equipment                        8,419,624        6,260,465
   Leasehold improvements                           1,154,861        1,100,793
   Leased property/capital leases                     983,292          983,292
   Construction in progress                           444,544          139,383
                                              ---------------  ---------------
                                                   33,182,941       22,023,528
   Less accumulated depreciation and
     amortization                                  (4,402,359)      (2,930,748)
                                              ---------------  ---------------
                                              $    28,780,582  $    19,092,780
                                              ===============  ===============

Depreciation and amortization expense was approximately $1,638,000, $1,332,000, and $1,057,000 for the years ended December 2, 2001, and November 30, 2000 and 1999, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE D - NOTE RECEIVABLE

Note receivable consisted of the following at December 2, 2001 and November 30, 2000:

                                                             2001        2000
                                                           ---------   --------
Land contract receivable, collateralized by land and
building, requiring monthly payments of $2,678 including
interest at 8.0% from March 2002 through February 2004,
when the remaining balance is due.                         $ 365,000   $    -

Less current portion                                           2,264        -
                                                           ---------   ---------
                                                           $ 362,736   $    -
                                                           =========   =========

NOTE E - ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 2, 2001 and November 30, 2000:

                                                   2001               2000
                                             --------------    ---------------
         Payroll and related payroll taxes   $      894,008    $       525,704
         Property taxes                             367,518            284,611
         Interest expense                           105,090             91,067
         Other expenses                             208,662            267,326
                                             --------------    ---------------
                                             $    1,575,278    $     1,168,708
                                             ==============    ===============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 2, 2001 and November 30, 2000:

                                                                                    2001             2000
                                                                                ------------   ------------
Mortgage notes payable, due in monthly installments totaling $171,849 including interest at fixed rates ranging from 7.5% to 8.7% maturing from June 2014 through November 2019. Certain of these notes are partially guaranteed by an
officer of the Company.                                                         $ 19,267,717   $ 14,003,840

Notes payable,  due in monthly  installments  totaling $10,802  including
interest at 8.2% through September 2013.                                             981,999      1,029,470

Fixed rate equipment notes payable, due in monthly installments totaling $14,413 including interest ranging from 8.0% to 8.4% maturing
from June 2006 through December 2007.                                                736,793      1,086,437

Variable rate equipment notes payable, requiring monthly payments of principal increasing from $6,906 to $11,241 over the terms of the notes, plus interest equal to the 30 day commercial paper plus 2.5% (total rate at December 2, 2001,
4.5%), maturing from January 2007
through December 2007.                                                               636,242        720,197

Amount payable under $3.5 million revolving line of credit, requiring monthly payments of interest only at a variable interest rate equal to 30 day LIBOR plus
2.5% (total rate at December 2, 2001, 4.8%) through
July 2004 when any outstanding principal is due.                                   1,000,000        317,500

Construction loans payable, requiring monthly payments of interest only at a variable interest rate equal to 30 day LIBOR plus 2.5% (total rate at December
2, 2001, 4.8%) until conversion to a permanent mortgage loan; the permanent mortgage loans will require monthly installments of principal and interest based on a 20 year amortization and an interest rate equal to 2.6% over the 10 year treasury rate at the time of conversion. The loans will mature 15 years from the
time of conversion.                                                                  827,070             -
                                                                                ------------   ------------

                                                                                  23,449,821     17,157,444
Less current portion                                                                 748,444        682,242
                                                                                ------------   ------------
                                                                                $ 22,701,377   $ 16,475,202
                                                                                ============   ============

Substantially all property, plant and equipment owned by the Company is pledged as collateral.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE F - LONG-TERM OBLIGATIONS (CONTINUED)

Minimum principal payments on long-term obligations to maturity as of December 2, 2001 are as follows:


                        2002                 $        748,444
                        2003                          821,224
                        2004                        1,882,006
                        2005                          956,136
                        2006                        1,029,779
                    Thereafter                     18,012,232
                                             ----------------
                                             $     23,449,821
                                             ================

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At December 2, 2001 the Company was in compliance.

NOTE G - INCOME TAXES

Deferred tax assets and liabilities at December 2, 2001 and November 30, 2000 consist of the following:


                                                     2001             2000
                                               --------------    --------------
    Deferred tax assets:
        Net operating loss carryforwards       $    1,378,000      $  1,295,000
        AMT credit carryforward                       141,000           126,000
        Goodwill                                      137,000            75,000
        Asset impairment                               11,000           235,000
        Accrued compensation                           11,000            12,000
        Accrued expenses                                5,000             6,000
        Contribution carryover                         73,000            73,000
                                               --------------    --------------
                                                    1,756,000         1,822,000
    Deferred tax liabilities:
        Property and equipment - cost basis           (81,000)          (81,000)
        Depreciation                                 (231,000)         (227,000)
        Amortization                                  (32,000)          (22,000)
        Capital leases                                (96,000)          (58,000)
                                               --------------    --------------
                                                     (440,000)         (388,000)

    Less valuation allowance                       (1,316,000)       (1,434,000)
                                               --------------    --------------
    Net deferred tax liability                 $         -       $         -
                                               ==============    ==============

The net operating loss carryforwards expire through years ending in 2021.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE G - INCOME TAXES (CONTINUED)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows for the years ended December 2, 2001, and November 30, 2000 and 1999:


                                      2001             2000            1999
                               --------------   -------------     ------------
Tax expense (benefit) at
    statutory rates applied
    to income before federal
    income tax                 $      186,000   $    (460,000)    $    109,000
Permanent differences                   3,000        (420,000)         (67,000)
Other                                 (56,000)         (6,000)          18,000
Valuation allowance                  (118,000)        886,000          (60,000)
                               --------------   -------------     ------------
                               $       15,000   $           -     $          -
                               ==============   =============     ============


NOTE H - LEASE COMMITMENTS

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options of up to fifteen years) ranging from less than one year to twenty-nine years.

Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals were as follows for the years ended December 2, 2001, and November 30, 2000 and 1999:


                                   2001              2000             1999
                             ---------------    -------------   ---------------

Minimum rentals              $       758,307    $     557,879   $       477,713
Percentage rentals                   335,470          424,474           425,458
                             ---------------    -------------   ---------------

                             $     1,093,777    $     982,353   $       903,171
                             ===============    =============   ===============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

-------------------------------------------------------------------------------


NOTE H - LEASE COMMITMENTS (CONTINUED)

Certain restaurant leases (eight restaurant buildings excluding land which is accounted for as an operating lease) have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                      CAPITAL        OPERATING
                 YEARS ENDING                         LEASES          LEASES
               ----------------                  --------------  ---------------
                     2002                        $      369,575  $       634,965
                     2003                               369,575          619,512
                     2004                                30,798          459,289
                     2005                                  -             436,252
                     2006                                  -             436,252
                  Thereafter                               -           3,159,425
                                                 --------------  ---------------
     Total minimum lease obligations                    769,948  $     5,745,695
                                                                 ===============
     Less amount representing interest
         imputed at approximately 11%                    60,901
                                                 --------------

     Present value of minimum lease obligations  $      709,047
                                                 ==============


The present value of minimum lease obligations is reflected in the balance sheets as current and long-term obligations under capital lease.

Accumulated amortization of leased property under capital leases was $637,100 at December 2, 2001, and $470,900 at November 30, 2000.

In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

NOTE I - DEFERRED REVENUE

The Company has entered into long-term agreements with its beverage suppliers. The agreements require the Company to purchase 1,948,000 gallons of fountain beverage syrup from the suppliers over the terms of the agreements. In exchange, the Company received $4,948,000 in marketing and conversion funds which, in accordance with the terms of the agreements, will be recognized as revenue as the gallons of fountain beverage syrup are purchased. At December 2, 2001, 1,440,000 gallons remained to be purchased under the agreements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE J - SERIES A CONVERTIBLE CUMULATIVE PREFERRED STOCK

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

NOTE K - NOTE RECEIVABLE FROM SALE OF SHARES

The Company has a note receivable from the Company's Chief Executive Officer in the amount of $538,900. This note was received in connection with his purchase of 250,000 shares of the Company's common stock in February 2001. The note requires payments of interest only at 8.0% on specified dates with the note maturing in May 2002. The note is secured by the 250,000 shares issued pursuant to a stock pledge agreement.

NOTE L - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan that covers substantially all of its employees. Contributions to the plan may be made by the Company (which are discretionary) or by plan participants through elective salary reductions. Contributions to the plan and plan expenses paid by the Company totaled $28,445, $3,400 and $24,830 for the years ended December 2, 2001, and November 30, 2000 and 1999, respectively.

NOTE M - RELATED PARTY

An officer of the Company has provided personal guarantees to Wendy's International to facilitate the granting of Wendy's franchise agreements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE N - STOCK OPTION PLANS

The 1996 Management Equity Incentive Plan, as amended, authorized 725,000 shares of common stock to be granted for options that may be issued under the plan. The Board of Directors has the discretion to designate an option to be an incentive share option or a non-qualified share option. The plan provides that the option price is not less than the fair market value of the common stock at the date of grant. Options granted under the plan become exercisable pursuant to a schedule adopted by a committee of the Board of Directors that administers the Plan. Options granted under the plan may have a term from one to ten years. For options outstanding at December 2, 2001, the range of exercise prices was $1.50 per share to $3.50 per share; the weighted average exercise price was $2.30 per share; and the weighted average remaining option term was approximately 8.5 years.

The 1996 Directors' Share Option Plan (the "1996 Plan") and the 2001 Directors' Share Option Plan (the "2001 Plan") provide for the non-discretionary grant of options to non-employee directors of the Company. The 1996 Plan automatically terminated in 2001. However options granted under the 1996 Plan remain valid for the period of the respective option grants. The 2001 Plan, which became effective upon the termination of the 1996 Plan, allows for the grant of additional options for a maximum of 120,000 shares. The 2001 Plan provides that the option price is the last closing sales price of the common stock on the date of grant. The 2001 Plan provides that each non-employee director, on the date such person becomes a non-employee director, will be granted options to purchase 5,000 shares of common stock. Provided that such person is still serving as a non-employee director, they will automatically be granted options to purchase 1,000 additional shares each year thereafter on the date of the Annual Shareholders' Meeting and may, from time to time, be granted additional options on such terms and conditions as adopted by the committee of the Board of Directors that administers the Plan. Options granted under the 2001 Plan have a term of ten years. For options outstanding under both plans at December 2, 2001, the range of exercise prices was $1.38 per share to $7.00 per share; the weighted average exercise price was $4.76 per share; and the weighted average remaining option term was approximately 6.0 years.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE N - STOCK OPTION PLANS (CONTINUED)

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                                        1996 MANAGEMENT                    1996 AND 2001 DIRECTORS'
                                     EQUITY INCENTIVE PLAN                    SHARE OPTION PLANS
                                  ---------------------------            ---------------------------
                                                   AVERAGE OPTION                         AVERAGE OPTION
                                SHARES UNDER           PRICE           SHARES UNDER           PRICE
                                   OPTION            PER SHARE            OPTION            PER SHARE
                               ------------        ------------       ------------        ------------
Outstanding at
     December 1, 1998               252,500             $5.65               74,000             $5.31
Granted during 1999                 161,534             $1.91                5,000             $2.00
Forfeited during 1999                     -                                 (5,000)
                               ------------                           ------------
Outstanding at
     November 30, 1999              414,034             $4.19               74,000             $5.35
Granted during 2000                  22,705             $2.42                5,000             $2.25
Forfeited during 2000                  -                                       -
                               ------------                           ------------
Outstanding at
     November 30, 2000              436,739             $4.10               79,000             $5.51
Granted during 2001                 430,000             $2.18                5,000             $2.17
Exercised during 2001                (8,471)            $1.69                  -                  -
Forfeited during 2001              (269,293)            $5.70              (10,000)            $6.63
                               ------------                           ------------
Outstanding at
     December 2, 2001               588,975             $2.30               74,000             $4.76
                               ============                           ============

Exercisable at:
     November 30, 1999               97,500             $6.23               74,000             $5.35
                               ============                           ============

     November 30, 2000              180,306             $5.33               79,000             $5.51
                               ============                           ============

     December 2, 2001               235,339             $2.41               74,000             $4.76
                               ============                           ============

Available for grant at:
     November 30, 1999              310,966                                 46,000
                               ============                           ============

     November 30, 2000              288,261                                 41,000
                               ============                           ============

     December 2, 2001               136,025                                115,000
                               ============                           ============

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

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE N - STOCK OPTION PLANS (CONTINUED)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999: dividend yield of 0%; expected volatility ranging from 40.22% in 2001, 60.6% in 2000 and 76.7% in 1999; risk-free interest rates ranging from 5.2% - 5.6% in 2001, 6.6% - 6.8% in 2000 and 5.4% - 6.6% in 1999; and expected life of ten years.

The Company has not adopted the fair value accounting provisions of SFAS No.
123. Accordingly, SFAS No. 123 has no impact on the Company's financial position or results of operations.

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings (loss) and net earnings (loss) per common share would have been as follows for the years ended December 2, 2001, and November 30, 2000 and 1999:

                                       2001              2000           1999
                                    ----------     -------------      ----------
    Net earnings (loss)
       As reported                  $    531,582   $   (1,352,762)    $  471,708
       Pro forma                    $    (29,118)  $   (1,399,969)    $  194,052

    Net earnings (loss) per share
       As reported                  $      .10     $        (.25)     $      .08
       Pro forma                    $     (.01)    $        (.26)     $      .03

NOTE O - COMMITMENTS AND CONTINGENCIES

As of December 2, 2001, the Company has a forward commitment in the amount of $3,920,000 to finance the land and building for four additional restaurants. This commitment is for 15-year real estate mortgages (20-year amortization) at an interest rate equal to 2.6% over the then current 10 year treasury rate.

The Company is a 19% owner of a real estate development that is the lessor of one of the Company's restaurants opened in 2001. As a 19% owner, the Company guaranteed 19% of a $2.95 million loan used to finance the acquisition and development of this real estate.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

          YEARS ENDED DECEMBER 2, 2001, AND NOVEMBER 30, 2000 AND 1999

--------------------------------------------------------------------------------

NOTE P - LEGAL PROCEEDINGS

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

NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        First         Second         Third         Fourth
Year ended December 2, 2001            Quarter       Quarter         Quarter       Quarter
------------------------------------ ------------- ------------- -------------- ---------------
Food and beverage revenue            $  8,206,244  $  9,401,172  $ 10,325,627   $ 10,423,317
Cost of food and beverages              2,236,923     2,630,087     2,877,423      2,890,255
Operating expenses                      4,920,211     5,281,558     5,766,435      5,930,770
Net earnings (loss)                      (405,125)      506,393       396,146         34,168
Basic and diluted earnings per
   common share                             (0.08)         0.09          0.07           0.01


                                        First         Second         Third         Fourth
Year ended November 30, 2000           Quarter       Quarter         Quarter       Quarter
------------------------------------ ------------- ------------- -------------- ---------------

Food and beverage revenue            $  7,036,668  $  8,330,889  $  8,833,729   $  8,903,696
Cost of food and beverages              2,024,458     2,397,136     2,643,385      2,522,722
Operating expenses                      4,274,226     4,824,995     5,226,460      5,302,879
Net earnings (loss)                      (266,947)      (59,482)     (209,795)      (816,538)
Basic and diluted earnings per
   common share                             (0.05)        (0.01)        (0.04)         (0.15)