Form 10-Q
period 2002-03-03
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2002-04-15
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] [ ]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 3, 2002.
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

Yes [X]                 No [  ]

As of April 9, 2002, there were 5,327,335 outstanding Common Shares, $.01 par value.

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

        Statements concerning expected financial performance, on-going business strategies and action which Meritage intends to pursue to achieve strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from these forward-looking statements including, without limitation: competition; changes in the national or local economy; changes in consumer tastes and views about quick-service food or the safety of menu items offered; severe weather; changes in travel patterns; increases in food, labor, fuel and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of adequate labor; directives issued by the franchisor; the general reputation of Wendy’s restaurants; and the recurring need for renovation and capital improvements. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health, and the operation of its restaurants. Because Meritage’s operations are concentrated in certain areas of Michigan, a marked decline in this local economy could adversely affect its operations.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended December 2, 2001. The results of operations for the first quarter ended March 3, 2002 are not necessarily indicative of the results to be expected for the full year.

                Meritage Hospitality Group Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       March 3, 2002 and December 2, 2001

--------------------------------------------------------------------------------

                                     ASSETS

                                                         March 3,
                                                          2002       December 2,
                                                       (Unaudited)       2001
                                                       -----------   -----------
Current Assets
    Cash and cash equivalents                          $ 1,113,119   $ 1,663,900
    Receivables                                             92,952       129,162
    Inventories                                            180,228       202,708
    Prepaid expenses and other current assets              215,504       201,885
                                                       -----------   -----------
       Total current assets                              1,601,803     2,197,655

Property, Plant and Equipment, net                      29,763,825    28,780,582

Other Assets
    Note receivable                                        362,736       362,736
    Assets held for sale                                   727,730       472,725
    Goodwill, net of amortization of $743,727
      and $698,345, respectively                         4,565,996     4,611,378
    Franchise costs, net of amortization
      of $102,111 and $93,917, respectively                897,889       881,083
    Financing costs, net of amortization
      of $74,023 and $64,108, respectively                 492,639       477,787
    Deposits and other assets                               85,035        96,889
                                                       -----------   -----------
       Total other assets                                7,132,025     6,902,598
                                                       -----------   -----------
       Total assets                                    $38,497,653   $37,880,835
                                                       ===========   ===========

                Meritage Hospitality Group Inc. and Subsidiaries
                     Consolidated Balance Sheets - continued
                       March 3, 2002 and December 2, 2001

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                March 3,
                                                  2002              December 2,
                                              (Unaudited)               2001
                                              ------------          -----------
Current Liabilities
    Current portion of long-term
      obligations                             $    804,563         $    748,444
    Current portion of obligations
      under capital lease                          314,862              306,305
    Trade accounts payable                       1,398,139            1,583,295
    Income taxes payable                            12,264               17,264
    Accrued liabilities                          1,580,057            1,575,278
                                              ------------          -----------
        Total current liabilities                4,109,885            4,230,586

Long-Term Obligations                           23,268,216           22,701,377

Obligations Under Capital Lease                    320,746              402,742

Deferred Revenue                                 4,067,465            4,209,108

Commitments and Contingencies                         --                   --

Stockholders' Equity
    Preferred stock - $0.01 par value
      shares authorized: 5,000,000; 200,000
      designated as Series A convertible
      cumulative preferred stock
      shares issued and outstanding: 29,520
      (liquidation value - $295,200)                   295                  295
    Common stock - $0.01 par value
      shares authorized: 30,000,000
      shares issued: 5,878,413
      shares outstanding: 5,323,799                 53,238               53,238
    Additional paid in capital                  13,534,302           13,534,302
    Note receivable from the sale of shares           --               (538,900)
    Accumulated deficit                         (6,856,494)          (6,711,913)
                                              ------------          -----------
        Total stockholders' equity               6,731,341            6,337,022
                                              ------------          -----------
        Total liabilities and
          stockholders' equity                $ 38,497,653         $ 37,880,835
                                              ============         ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
         For the Three Months Ended March 3, 2002 and February 28, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                 2002              2001
                                             -----------       -----------
Food and beverage revenue                    $10,437,712       $ 8,206,244

Costs and expenses
    Cost of food and beverages                 2,750,091         2,236,923
    Operating expenses                         6,084,465         4,960,553
    General and administrative expenses          730,786           586,540
    Depreciation and amortization                584,595           438,883
                                             -----------       -----------
      Total costs and expenses                10,149,937         8,222,899
                                             -----------       -----------
Income (loss) from operations                    287,775           (16,655)

Other income (expense)
    Interest expense                            (444,497)         (395,685)
    Interest income                               14,613             7,215
    Other income                                   5,600               --
    Loss on disposal of assets                    (1,430)              --
                                             -----------       -----------
      Total other expense                       (425,714)         (388,470)
                                             -----------       -----------
      Net loss                                  (137,939)         (405,125)

Dividends on preferred stock                       6,642             6,642
                                             -----------       -----------
Net loss on common shares                    $  (144,581)      $  (411,767)
                                             ===========       ===========
Net loss per common share
  - basic and diluted                        $     (0.03)      $    (0.09)
                                             ===========       ===========
Weighted average shares
  outstanding - basic and diluted              5,323,799         4,787,366
                                             ===========       ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       For the Year Ended December 2, 2001
              and the Three Months Ended March 3, 2002 (Unaudited)

--------------------------------------------------------------------------------

                       Series A                           Note
                     Convertible           Additional  Receivable
                      Preferred    Common   Paid-In     Sale of    Accumulated
                        Stock      Stock    Capital     Shares        Deficit      Total
                     ----------- -------- ------------ ----------- ------------  ----------

Balance at
  December 1, 2000      $ 295   $ 44,548  $ 11,703,257  $    --    $(7,216,927)  $4,531,173

Issuance of 978,211
  shares of common
  stock                  --        9,783     2,068,341   (538,900)        --      1,539,224

Preferred stock
  dividends paid         --         --            --         --        (26,568)     (26,568)

Purchase of 109,296
  shares of common
  stock                  --       (1,093)     (237,296)      --           --       (238,389)

Net earnings             --         --            --         --        531,582      531,582
                        -----   --------  ------------  ---------  -----------   ----------
Balance at
  December 2, 2001        295     53,238    13,534,302   (538,900)  (6,711,913)   6,337,022

Payment received
  on note receivable     --         --            --      538,900         --        538,900

Preferred stock
  dividends paid         --         --            --         --         (6,642)      (6,642)

Net loss                 --         --            --         --       (137,939)    (137,939)
                        -----   --------  ------------  ---------  -----------   ----------
Balance at
  March 3, 2002         $ 295   $ 53,238  $ 13,534,302  $    --    $(6,856,494)  $6,731,341
                        =====   ========  ============  ========   ===========   ==========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
         For the Three Months Ended March 3, 2002 and February 28, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       2002          2001
                                                   -----------    -----------
Cash Flows from Operating Activities
  Net loss                                         $  (137,939)   $  (405,125)
  Adjustments to reconcile net
   loss to net cash provided by
   (used in) operating activities
     Depreciation and amortization                     584,595        438,883
     Compensation and fees paid by
       issuance of common stock                           --            6,750
     Loss on disposal of assets                          1,430           --
     Decrease in deferred revenue                     (141,643)      (162,200)
     Decrease (increase) in current assets              45,071       (109,334)
     Decrease in current liabilities                  (185,377)      (384,557)
                                                   -----------    -----------
       Net cash provided by (used in)
         operating activities                          166,137       (615,583)

Cash Flows from Investing Activities
  Purchase of property, plant
    and equipment                                   (1,752,573)    (1,389,430)
  Payment for franchise agreement                      (25,000)       (25,000)
  Decrease (increase) in deposits
    and other assets                                     3,645        (28,000)
                                                   -----------    -----------
       Net cash used in investing
         activities                                 (1,773,928)    (1,442,430)

Cash Flows from Financing Activities
  Proceeds from long-term obligations                1,782,443      1,651,009
  Proceeds from sale of common stock                      --        1,504,748
  Payment of financing costs                           (24,767)       (17,352)
  Principal payments on
    long-term obligations                             (159,485)      (479,489)
   Principal payments on line of credit             (1,000,000)          --
  Payments on obligations under
    capital lease                                      (73,439)       (87,761)
  Payment received on note receivable
    from sale of shares                                538,900           --
  Preferred stock dividends paid                        (6,642)        (6,642)
                                                   -----------    -----------
       Net cash provided by financing activities     1,057,010      2,564,513
                                                   -----------    -----------
       Net increase (decrease) in cash                (550,781)       506,500

Cash and Cash Equivalents - Beginning of Period      1,663,900        787,747
                                                   -----------    -----------
Cash and Cash Equivalents - End of Period          $ 1,113,119    $ 1,294,247
                                                   ===========    ===========

Supplemental Cash Flow Information - See Note A

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Notes to Unaudited Financial Statements
         For the Three Months Ended March 3, 2002 and February 28, 2001

--------------------------------------------------------------------------------

Note A - Supplemental Cash Flow Information

                                                 2002            2001
                                               --------        ---------
Cash paid for interest                         $507,585        $383,206
                                               ========        ========
Cash paid for income taxes                     $  5,000        $    --
                                               ========        ========
Schedule of Non-Cash Investing
  and Financing Activities

Issuance of 250,000 shares of
  common stock in exchange for
  an 8% short-term note receivable             $   --          $538,900
                                               ========        ========

Note B - Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three months ended March 3, 2002 and February 28, 2001, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of conversion of preferred stock and exercise of stock options would be antidilutive.

Note C - Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates relating to Meritage are as follows:

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended March 3, 2002 and February 28, 2001

Note C - Recently Issued Accounting Standards (continued)

-	Beginning in fiscal year 2003, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

-	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Meritage is in the process of determining the impact of these pronouncements on its financial statements.

In December 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 143 (“SFAS”), “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. Meritage does not expect this pronouncement to have an impact on their financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of operations for the first quarters ended March 3, 2002 and February 28, 2001 are summarized in the following table:

                                           Statement of Operations
                                    -----------------------------------------
                                              First quarter ended
                                    --------------------------------------------
                                         $ (000's)           % of Revenue
                                    ----------------------  --------------------
                                    March 3,  February 28, March 3, February 28,
                                      2002       2001        2002      2001
                                    --------  ------------ --------- -----------
Food and beverage revenue            $10,438     $8,206      100.0%    100.0%
Costs and expenses
     Cost of food and beverages        2,750      2,237       26.3      27.3
     Operating expenses                6,084      4,961       58.3      60.4
     General and administrative
         Restaurant operations           349        267        3.3       3.3
         Corporate level expenses        321        269        3.1       3.3
         Michigan single business
           tax                            61         50        0.6       0.6
     Depreciation and amortization       540        394        5.2       4.8
     Goodwill amortization                45         45        0.4       0.5
                                     -------     ------      -----     -----
         Total costs and expenses     10,150      8,223       97.2     100.2
                                     -------     ------      -----     -----
Loss from operations                     288        (17)       2.8      (0.2)

Other income (expense)
     Interest expense                   (445)      (395)      (4.3)     (4.8)
     Interest income                      15          7        0.1       0.1
     Other income                          5         -         0.1       -
     Gain on disposal of assets           (1)        -        (0.0)      -
                                     -------     ------      -----     -----
         Total other expense            (426)      (388)      (4.1)     (4.7)
                                     -------     ------      -----     -----
         Net loss                    $  (138)     $(405)      (1.3%)    (4.9%)
                                     =======     =======     ======    ======

Revenue

        Food and beverage revenue increased 27.2% for the first quarter of 2002 compared to the first quarter of 2001. The increase was primarily due to sales from new restaurants opened for less than a year which accounted for $1,820,000 of the $2,232,000 increase. Revenue was negatively impacted by the closing of an outdated store in February 2001 that generated $162,000 in revenue in the first quarter of 2001. Average food and beverage revenue increased for restaurants in operation during the first quarters of 2002 and 2001 (“same store sales”) as set forth in the following table:

                                    2002         2001      Increase   % Increase
                                  --------     --------    --------   ---------
First Quarter (sales per unit)    $273,234     $255,885    $17,349       6.8%

        The increase in same store sales was attributable to increased customer traffic, improved customer service times, improved training and an additional day of operations in the first quarter of 2002 compared to the first quarter of 2001 (providing 1.2% of the 6.8% increase).

Cost of Food and Beverages

        The decrease in the cost of food and beverages as a percentage of revenue was a result of improved inventory control measures including the implementation of a new food cost software program, an increase in menu prices, and a reduction in beef and chicken costs. Beef and chicken purchases accounted for 37% of all food and beverage purchases in the first quarter of 2002. Cost of food and beverage percentages are generally consistent or slightly below guidelines established by Wendy’s International.

Operating Expenses

        The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                              2002          2001       Decrease
   As a percentage of revenue:                ----          ----       --------
      Labor and related expenses              34.2          35.7         1.5
      Occupancy expenses                       9.4          10.7         1.3
      Advertising expenses                     4.0           4.5         0.5

        The decreases in labor and related expenses as a percentage of revenue were primarily the result of a reduction in hourly labor achieved by improved labor controls due to improved training and development of store management teams. Meritage’s average hourly rate declined slightly in the first quarter of 2002 compared to the first quarter of 2001 due to a larger labor pool. Also contributing to the reduction were slight decreases in training costs, health insurance expense and uniform costs.

        As a percentage of revenue, the decrease in occupancy expense for the first quarter of 2002 was due to (i) lower rent expense as the percentage of restaurants owned has increased as Meritage continues to own rather than lease its new restaurants (eight of the last nine stores opened since the first quarter of 2001 are owned), (ii) reduced utility expense, and (iii) reduced building repair and maintenance costs.

        The decrease in advertising expense as a percentage of revenue was primarily due to a reduction in discretionary advertising and promotional activities from the prior year and the replacement of billboard advertising with less expensive highway signage.

General and Administrative

        The increase in general and administrative expense was primarily the result of increased payroll costs related to supervisory, accounting and administrative personnel added to support new store openings and operations. The increase in corporate level expenses was due to additional positions filled to facilitate Meritage’s new store growth and increased incentive pay based on improved operating results.

Depreciation and Amortization

        The increase in depreciation and amortization expense was primarily due to the depreciation of buildings and equipment associated with new restaurants. Meritage opened seven new restaurants between the end of the first quarter of 2001 and the beginning of fiscal 2002. Meritage owns the buildings and equipment associated with these restaurants. Also contributing to the increase were capital expenditures for remodeling four existing restaurants, and amortization of loan costs and franchise fees related to new restaurants.

Interest Expense

        The increase in interest expense was related to additional long-term debt of $5.7 million borrowed between the end of the first quarter of 2001 and the end of the first quarter of 2002 to construct new restaurants. This increase was partially offset by a decrease in interest expense on capital leases that are nearing maturity, and the early retirement of certain equipment loans in March 2001. Nearly all of Meritage’s long-term debt is at fixed interest rates. As a percentage of revenue, interest expense decreased from 4.8% of revenue in the first quarter of 2001 to 4.3% of revenue in the first quarter of 2002.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) decreased $551,000, to $1,113,000 as of March 3, 2002, as set forth below:

         Net cash provided by operating activities               $    166,000
         Net cash used in investing activities                     (1,774,000)
         Net cash provided by financing activities                  1,057,000
                                                                 ------------
         Net decrease in cash                                    $   (551,000)
                                                                 ============

        Net cash provided by operating activities, which increased $782,000 in the first quarter of 2002 compared to the first quarter of 2001, was primarily the result of (i) a $267,000 improvement in net earnings, (ii) a decrease of $354,000 in the change in working capital other than cash, and (iii) an increase in depreciation and amortization expense of $146,000.

        Net cash used in investing activities, which increased $331,000 in the first quarter of 2002 compared to the first quarter of 2001, included (i) $1,209,000 used to develop new restaurants, and (ii) $544,000 for upgrading and remodeling existing restaurants. This compares to $1,389,000 invested in the first quarter of 2001 which included (i) the purchase of two restaurants that were previously leased for $800,000, (ii) $487,000 for the development of new restaurants, (iii) $58,000 for leasehold improvements at the administrative office, and (iv) $44,000 for upgrades to existing restaurants.

        Net cash provided by financing activities, which decreased $1,508,000 in the first quarter of 2002 compared to the first quarter of 2001, primarily resulted from proceeds of $1,505,000 associated with a private placement in February 2001. Proceeds from a note receivable from the sale of common stock of $539,000 in the first quarter of 2002, and an increase in long-term borrowings to finance new restaurants of $131,000, were offset by an increase in principal payments on long-term obligations of $666,000.

Financial Condition

        As of March 3, 2002, Meritage’s current liabilities exceeded its current assets by $2,508,000 compared to December 2, 2001, when current liabilities exceeded current assets by $2,033,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $1,388,000 at March 3, 2002, and by $978,000 at December 2, 2001. At these dates, the ratios of current assets to current liabilities were 0.39:1 and 0.52:1, respectively. The primary reason for the decrease in working capital was the pay off of $1,000,000 on the line of credit in the first quarter of 2002. The above discussion of cash flows provides additional details of the decrease in cash as well as the most significant reasons for the decrease in working capital.

        Cash flow from existing operations has increased over the past year due to various factors. In the past three years, Meritage has increased the number of restaurants it operates by over 50%, from 25 to 40 restaurants. Meritage, recognizing the need to implement a number of operational changes in order to effectively manage its growth, undertook a number of initiatives beginning in the first quarter of fiscal 2001. These initiatives, along with other operational changes currently underway, should continue to have a favorable impact on cash flow from existing operations. Management believes that at current operating levels, Meritage can meet its obligations from existing operations for the foreseeable future. However, because of Meritage’s aggressive development plans, certain liquidity issues still exist including (i) negative cash flow experienced by new stores during the pre-opening and start-up phase of operations, (ii) the decision to de-leverage by making equity investments of 20% - 25% in its newly opened stores, and (iii) plans to continue remodeling certain restaurants.

        Capital investment into existing restaurants is estimated at $1,000,000 for fiscal 2002. This includes approximately $420,000 spent on store remodels in the first quarter of 2002. It is anticipated that the capital resources for the investment in existing restaurants will be a combination of internally generated cash from existing operations and proceeds generated from the sale of surplus real estate. Meritage plans to open seven to nine additional new stores during the remainder of fiscal 2002. In order to minimize the impact of increased cash flow requirements that are generated during a new store start-up period, Meritage limited new store openings to only one store during the first fiscal quarter.

        All of the planned new restaurants for fiscal 2002 require an investment in real estate and equipment. Newly owned restaurants generally require an investment of approximately $1.25 million per restaurant, of which Meritage intends to invest $250,000 to $300,000 of equity per restaurant. Any remaining investment will be funded through long-term financing. In fiscal 2001, Meritage received an $8,000,000 forward commitment for debt financing for eight new restaurants of which approximately $2,000,000 remains at March 3, 2002 for three additional stores. Borrowings under the existing commitment are secured with 15-year mortgages (20-year amortization) with a fixed interest rate equal to 2.6% over the 10-year term treasury rate. Based on current treasury rates, this rate would be approximately 8.0%. Meritage is evaluating proposals for debt financing, with similar terms, from various lenders for the development of the remaining new restaurants scheduled for 2002.

        In February 2002 Meritage’s Board of Directors authorized, subject to capital availability, the repurchase, from time to time, of up to 200,000 additional shares of Meritage’s outstanding common stock through open market transactions or otherwise. Since November 1999, Meritage has purchased approximately 125,000 common shares in open market transactions. With this new authorization, Meritage will be able to purchase up to 275,000 additional outstanding shares. Any purchases will be at the then prevailing market prices.

        Meritage’s various loan and franchise agreements contain covenants requiring the maintenance of certain financial ratios including:

  Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.2:1 for the Wendy’s operations;
  FCCR of not less than 1.2:1 for certain Wendy’s restaurants subject to a real estate mortgage;
  FCCR of not less than 1.4:1 for certain Wendy’s restaurants subject to both a real estate mortgage and a business value loan;

  Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0:1 through 11/30/02, and not to exceed 5.5:1 after 11/30/02;
  Debt Service Coverage Ratio of not less than 1.1:1; and
  restrictions against using operating cash flow from the Wendy’s business for other means if such use would cause the FCCR to be less than 1.2:1.

At March 3, 2002, Meritage was in compliance with these covenants.

        Meritage may use any of the following sources to meet its current obligations over the next twelve months:

  utilizing cash balances;
  using operating cash generated from existing Wendy’s restaurants;
  borrowing on its $3.5 million line of credit;
  selling surplus real estate;
  financing or deferring capital expenditures and renovations;
  deferring new store openings; and
  financing equipment packages at new restaurants.

        There can be no assurances, however, that Meritage will be able to complete the above activities or that completion would yield the results expected.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and substantially all debt is at fixed interest rates which limits financial instrument risk. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) which can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s utilizes various purchasing and pricing techniques in an effort to minimize volatility. As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices may impact the Company’s cost of food, Meritage retains some ability to increase its menu pricing to offset these increases.

PART II
OTHER INFORMATION

Item 5.    Other Information.

        Meritage opened its 40th Wendy’s restaurant during the first fiscal quarter of 2002. The new restaurant is located on Gezon Parkway in Wyoming, Michigan.

Item 6.    Exhibits and Reports on Form 8-K.

        (a)    Exhibit List.

Exhibit No. 10	Description of Document Guaranty by Meritage Hospitality Group to Huntington National Bank dated March 1, 2002 relating to Promissory Note by Robert E. Schermer, Jr.

Exhibit filed herewith.

        (b)    Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 9, 2002

MERITAGE HOSPITALITY GROUP INC.

By   /s/Robert E. Schermer, Jr.
          Robert E. Schermer, Jr.
          Chief Executive Officer

By    /s/Stephen A. Rose
          Stephen A. Rose
          Vice President and Treasurer
          (Chief Financial Officer)

EXHIBIT INDEX

Exhibit No. 10	Description of Document Guaranty by Meritage Hospitality Group to Huntington National Bank dated March 1, 2002 relating to Promissory Note by Robert E. Schermer, Jr.

Exhibit filed herewith.