Form 10-Q
period 2002-06-02
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2002-07-15
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] [ ]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 2, 2002.
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

Yes [X]                 No [  ]

As of July 8, 2002, there were 5,328,385 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2001. The results of operations for the three and six month periods ended June 2, 2002 and May 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                Meritage Hospitality Group Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        June 2, 2002 and December 2, 2001

                                     ASSETS

                                                       June 2, 2002  December 2,
                                                       (Unaudited)       2001
                                                       ------------  -----------

Current Assets
  Cash and cash equivalents                            $ 1,138,593   $ 1,663,900
  Receivables                                               75,663       129,162
  Inventories                                              186,457       202,708
  Income taxes receivable                                    5,000          --
  Prepaid expenses and other current assets                 89,992       201,885
                                                       -----------   -----------
    Total current assets                                 1,495,705     2,197,655

Property, Plant and Equipment, net                      32,026,441    28,780,582

Other Assets
  Note receivable                                          361,150       362,736
  Assets held for sale and development                     727,730       472,725
  Goodwill, net of amortization of $789,110
    and $698,345, respectively                           4,520,614     4,611,378
  Franchise costs, net of amortization of
    $110,514 and $93,917, respectively                     914,486       881,083
  Financing costs, net of amortization of
    $84,138 and $64,108, respectively                      484,421       477,787
  Deferred charges and other assets                        105,929        96,889
                                                       -----------   -----------
    Total other assets                                   7,114,330     6,902,598
                                                       -----------   -----------
    Total assets                                       $40,636,476   $37,880,835
                                                       ===========   ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Consolidated Balance Sheets - continued
                        June 2, 2002 and December 2, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 June 2, 2002      December 2,
                                                  (Unaudited)          2001
                                                --------------    --------------

Current Liabilities
  Current portion of long-term
    obligations                                 $    869,292       $    748,444
  Current portion of obligations
    under capital lease                              323,657            306,305
  Trade accounts payable                             988,504          1,583,295
  Income taxes payable                                  --               17,264
  Accrued liabilities                              1,950,700          1,575,278
                                                ------------       ------------
    Total current liabilities                      4,132,153          4,230,586

Long-Term Obligations                             25,341,608         22,701,377

Obligations Under Capital Lease                      236,461            402,742

Deferred Revenue                                   3,933,215          4,209,108

Commitments and Contingencies                           --                 --

Stockholders' Equity
  Preferred stock - $0.01 par value
    shares authorized: 5,000,000;
    200,000 designated as Series A
    convertible cumulative preferred stock
    shares issued and outstanding: 29,520
    (liquidation value - $295,200)                       295                295
  Common stock - $0.01 par value
    shares authorized: 30,000,000
    shares issued: 5,881,949 and
    5,878,413, respectively
    shares outstanding: 5,327,335 and
    5,323,799, respectively                           53,273             53,238
  Additional paid in capital                      13,551,267         13,534,302
  Note receivable from the sale of shares               --             (538,900)
  Accumulated deficit                             (6,611,796)        (6,711,913)
                                                ------------       ------------
    Total stockholders' equity                     6,993,039          6,337,022
                                                ------------       ------------
    Total liabilities and
      stockholders' equity                      $ 40,636,476       $ 37,880,835
                                                ============       ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
             For the Six Months Ended June 2, 2002 and May 31, 2001
                                   (Unaudited)

                                                       June 2,         May 31,
                                                        2002            2001
                                                    ------------    ------------

Food and beverage revenue                           $ 22,131,764    $ 17,607,416

Costs and expenses
  Cost of food and beverages                           5,722,950       4,867,010
  Operating expenses                                  12,655,080      10,286,516
  General and administrative expenses                  1,506,014       1,261,592
  Depreciation and amortization                        1,176,569         904,100
  Gain on sale of impaired assets                           --          (459,767)
                                                    ------------    ------------

    Total costs and expenses                          21,060,613      16,859,451
                                                    ------------    ------------

Earnings from operations                               1,071,151         747,965

Other income (expense)
  Interest expense                                      (917,322)       (762,140)
  Interest income                                         24,030          53,787
  Other income                                            23,155          10,727
  (Loss) gain on disposal of assets                     (104,613)         50,930
                                                    ------------    ------------

    Total other expense                                 (974,750)       (646,696)
                                                    ------------    ------------

    Earnings before federal income tax                    96,401         101,269

Federal income tax benefit                                17,000            --
                                                    ------------    ------------

    Net earnings                                         113,401         101,269

Dividends on preferred stock                              13,284          13,284
                                                    ------------    ------------
Net earnings on common shares                       $    100,117    $     87,985
                                                    ============    ============
Net earnings per common share - basic and diluted   $       0.02    $       0.02
                                                    ============    ============
Weighted average shares outstanding - basic            5,325,489       5,102,985
                                                    ============    ============
Weighted average shares outstanding - diluted          5,652,438       5,144,553
                                                    ============    ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Operations
            For the Three Months Ended June 2, 2002 and May 31, 2001
                                   (Unaudited)

                                                        June 2,        May 31,
                                                         2002           2001
                                                    ------------    ------------

Food and beverage revenue                           $ 11,694,052    $  9,401,172

Costs and expenses
  Cost of food and beverages                           2,972,859       2,630,087
  Operating expenses                                   6,570,615       5,325,963
  General and administrative expenses                    775,228         675,053
  Depreciation and amortization                          591,974         465,217
  Gain on sale of impaired assets                           --          (459,767)
                                                    ------------    ------------

    Total costs and expenses                          10,910,676       8,636,553
                                                    ------------    ------------

Earnings from operations                                 783,376         764,619

Other income (expense)
  Interest expense                                      (472,824)       (366,455)
  Interest income                                          9,417          46,572
  Other income                                            17,555          10,727
  (Loss) gain on disposal of assets                     (103,184)         50,930
                                                    ------------    ------------

    Total other expense                                 (549,036)       (258,226)
                                                    ------------    ------------
Earnings before federal income tax benefit               234,340         506,393

Federal income tax benefit                                17,000            --
                                                    ------------    ------------
    Net earnings                                         251,340         506,393

Dividends on preferred stock                               6,642           6,642
                                                    ------------    ------------
Net earnings on common shares                       $    244,698    $    499,751
                                                    ============    ============
Net earnings per common share - basic               $       0.05    $       0.09
                                                    ============    ============
Net earnings per common share - diluted             $       0.04    $       0.09
                                                    ============    ============
Weighted average shares outstanding - basic            5,327,180       5,411,743
                                                    ============    ============
Weighted average shares outstanding - diluted          5,691,364       5,462,028
                                                    ============    ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       For the Year Ended December 2, 2001
                and the Six Months Ended June 2, 2002 (Unaudited)

                            Series A                           Note
                           Convertible           Additional  Receivable
                           Preferred    Common    Paid-In     Sale of    Accumulated
                             Stock       Stock    Capital      Shares      Deficit       Total
                           -----------  -------  ----------- ----------- -----------  -----------

Balance at
  December 1, 2000         $   295       $44,548 $11,703,257 $     --    $(7,216,927) $4,531,173

Issuance of 978,211
  shares of common
  stock                        --          9,783   2,068,341   (538,900)          --   1,539,224

Preferred stock
  dividends paid               --            --           --         --      (26,568)    (26,568)

Purchase of 109,296
  shares of common
  stock                        --         (1,093)   (237,296)        --           --    (238,389)

Net earnings                   --             --          --         --      531,582     531,582
                           -------      --------  -----------  --------  -----------  ----------
Balance at
  December 2, 2001             295        53,238  13,534,302   (538,900)  (6,711,913)  6,337,022

Issuance of 3,536
  shares of common
  stock                        --             35      16,965         --           --      17,000

Payment received on note
  receivable                   --             --          --    538,900           --     538,900

Preferred stock
  dividends paid               --             --          --         --      (13,284)    (13,284)

Net earnings                   --             --          --         --      113,401     113,401
                           -------      -------- -----------   --------  -----------  ----------

Balance at June 2, 2002    $   295      $ 53,273 $13,551,267   $     --  $(6,611,796) $6,993,039
                           =======      ======== ===========   ========  ===========  ==========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
             For the Six Months Ended June 2, 2002 and May 31, 2001
                                   (Unaudited)

                                                  June 2,             May 31,
                                                   2002                2001
                                               -----------         -------------
Cash Flows from Operating Activities
  Net earnings                                 $   113,401         $   101,269
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities
      Depreciation and amortization              1,176,569             904,100
      Compensation and fees paid by
        issuance of common stock                    17,000              14,750
      Loss (gain) on disposal of assets            104,613             (50,930)
      Gain on sale of impaired assets                 --              (459,767)
      (Decrease) increase in deferred
        revenue                                   (275,893)          2,717,531
      Decrease in current assets                   178,229              57,640
      Decrease in current liabilities             (236,633)           (168,003)
                                               -----------         -----------
        Net cash provided by
          operating activities                   1,077,286           3,116,590

Cash Flows from Investing Activities
  Purchase of property, plant and
    equipment                                   (4,643,242)         (2,994,636)
  Purchase of assets held for sale
    and development                                 (5,005)           (617,870)
  Payment for franchise agreements                 (50,000)            (50,000)
  Proceeds from sale of assets                        --               862,872
  Increase in other assets                         (15,448)            (51,000)
                                               -----------         -----------
        Net cash used in investing
          activities                            (4,713,695)         (2,850,634)

Cash Flows from Financing Activities
  Proceeds from long-term obligations            3,860,308             793,885
  Proceeds from borrowings on line
    of credit                                      271,071           1,050,000
  Payment of financing costs                       (26,664)            (24,906)
  Principal payments on long-term
    obligations                                   (370,300)           (525,258)
  Principal payments on line of
    credit                                      (1,000,000)         (1,367,500)
  Payments on obligations under
    capital lease                                 (148,929)           (177,925)
  Proceeds from issuance of common shares             --             1,504,745
  Purchase of common stock                            --               (77,362)
  Proceeds from note receivable from
    sale of shares                                 538,900                --
  Preferred dividends paid                         (13,284)            (13,284)
                                               -----------         -----------
        Net cash provided by financing
          activities                             3,111,102           1,162,395
                                               -----------         -----------
        Net (decrease) increase in cash           (525,307)          1,428,351
Cash and Cash Equivalents -
  Beginning of Period                            1,663,900             787,747
                                               -----------         -----------
Cash and Cash Equivalents -
  End of Period                                $ 1,138,593         $ 2,216,098
                                               ===========         ===========

Supplemental Cash Flow Information - See Note A

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Notes to Unaudited Financial Statements
             For the Six Months Ended June 2, 2002 and May 31, 2001

Note A - Supplemental Cash Flow Information

                                                     2002        2001
                                                    --------   --------
Cash paid for interest, net of
  capitalized interest                              $903,137   $748,689
                                                    ========   ========
Cash paid for income taxes                          $  5,000   $   --
                                                    ========   ========
Schedule of Non-Cash Investing
  and Financing Activities

Issuance of 250,000 shares of
   common stock in exchange for
   an 8% short-term note receivable                 $    --    $538,900
                                                    ========   ========

Note B - Earnings Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and six months ended June 2, 2002 and May 31, 2001:

                                  Three months ended        Six months ended
                               -----------------------   -----------------------
                                 June 2,      May 31,      June 2,     May 31,
                                  2002         2001         2002         2001
                               ----------   ----------   ----------   ----------
Numerators
  Net earnings from
    operations                 $  251,340   $  506,393   $  113,401   $  101,269
  Less preferred stock
    dividends                       6,642        6,642       13,284       13,284
                               ----------   ----------   ----------   ----------

  Net earnings on common
    shares - basic and
    diluted                    $  244,698   $  499,751   $  100,117   $   87,985
                               ==========   ==========   ==========   ==========

Denominators
  Weighted average common
    shares outstanding -
    basic                       5,327,180    5,411,743    5,325,489    5,102,985

  Effect of dilutive
    securities:
      Stock options               364,184       50,285      326,949       41,568
                               ----------   ----------   ----------   ----------

  Weighted average common
    shares outstanding -
    diluted                     5,691,364    5,462,028    5,652,438    5,144,553
                               ==========   ==========   ==========   ==========

For the three and six months ended June 2, 2002 and May 31, 2001, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion of preferred stock would be antidilutive.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended June 2, 2002 and May 31, 2001

Note C – Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Intangible Assets”. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates relating to Meritage are as follows:

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

In December 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. Meritage does not expect this pronouncement to have an impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of operations for the three and six months ended June 2, 2002 and May 31, 2001 are summarized in the following tables:

                                                               Statements of Operations
                                ---------------------------------------------------------------------------------
                                               2nd quarter ended                           Year-to-date ended
                                -----------------------------------------   -------------------------------------
                                    $ (000's)             %  of Revenue        $ (000's)         %  of Revenue
                                -------------------     -----------------   ------------------  -----------------
                                6/02/02     5/31/01     6/02/02   5/31/01   6/02/02    5/31/01  6/02/02   5/31/01
                                -------     -------     -------   -------   -------    -------  -------   -------

Food and beverage revenue      $ 11,694    $  9,401      100.0%    100.0%   $22,132    $ 17,607  100.0%    100.0%

Costs and expenses
  Cost of food and beverages      2,973       2,630       25.4      28.0      5,723       4,867   25.9      27.7
  Operating expenses              6,571       5,326       56.2      56.7     12,655      10,287   57.2      58.4
  General and administrative
    Restaurant operations           332         277        2.8       2.9        681         544    3.1       3.1
    Corporate level expenses        374         324        3.2       3.4        695         593    3.1       3.4
    Michigan single business
      tax                            69          74        0.6       0.8        130         124    0.6       0.7
  Depreciation and
    amortization                    547         420        4.7       4.5      1,086         813    4.9       4.6
  Goodwill amortization              45          45        0.4       0.5         91          91    0.4       0.5
  Gain on sale of impaired
    assets                         --          (460)       --       (4.9)      --          (460)   --       (2.6)
                                 ------       -----       ----      ----     ------      ------   ----      ----
  Total costs and expenses       10,911       8,636       93.3      91.9     21,061      16,859   95.2      95.8
                                 ------       -----       ----      ----     ------      ------   ----      ----

Earnings from operations            783         765        6.7       8.1      1,071         748    4.8       4.2

Other income (expense)
  Interest expense                 (473)       (366)      (4.0)     (3.9)      (917)       (762)  (4.1)     (4.3)
  Interest income                     9          46        0.1       0.5         24          54    0.1       0.3
  Other income                       18          10        0.1       0.1         23          10    0.1       0.1
  Gain (loss) on disposal
    of assets                      (103)         51       (0.9)      0.6       (105)         51   (0.5)      0.3
                                 ------       -----       ----      ----     ------      ------   ----      ----

  Total other expense              (549)       (259)      (4.7)     (2.7)      (975)       (647)  (4.4)     (3.6)
                                 ------       -----       ----      ----     ------      ------   ----      ----

Earnings before federal
  Income tax benefit             $  234     $   506        2.0%      5.4%   $    96      $  101    0.4%      0.6%
                                 ======     =======       ====       ===    =======      ======   ====      ====

Revenue

        Food and beverage revenue increased 24.4% and 25.7%, respectively, for the second quarter and six months ended June 2, 2002, compared to the similar periods last year. These increases were primarily due to (i) sales from new restaurants opened for less than one year which contributed $2,252,000 and $4,073,000 for the respective periods, (ii) strong customer demand for Wendy’s new “Garden Sensations” salads which were introduced in January 2002, and (iii) improved same store sales as illustrated on the following page. Revenue was negatively impacted by closing an outdated store in February 2001 that generated $162,000 in revenue in the first quarter of 2001, and major road construction at one of the Company’s highest revenue producing stores during the second quarter of 2002 (sales at this restaurant were down $194,000 (52%) during the second quarter of 2002 compared to the same period last year).

        Average food and beverage revenue for stores in full operation during the first two quarters of 2002 (“same store sales”) increased as set forth below:

                                    2002        2001    Increase     Increase
                                  --------   --------   ---------    --------

Second Quarter - sales per unit   $295,328   $287,763   $  7,565        2.6%
First Quarter - sales per unit     273,234    255,885     17,349        6.8%
                                  --------   --------   --------
Year-To-Date - sales per unit     $568,562   $543,648   $ 24,914        4.6%
                                  ========   ========   ========

The increase in same store sales compared to the similar periods in 2001 was primarily attributable to increased menu prices, improved customer service times and improved training. Customer traffic decreased slightly (approximately 1%) during the second quarter due to unseasonably cold weather in March and April of 2002. For the six months ended June 2, 2002, customer traffic increased approximately 2% compared to the same period last year.

Cost of Food and Beverages

        The decreases in the cost of food and beverages as a percentage of revenue resulted from improved inventory control measures including the implementation of a new food cost software program in December 2001, along with an increase in menu prices and a reduction in beef and chicken costs. Beef and chicken purchases accounted for 31% of all food and beverage purchases in 2002. Over the past year the Company has improved its cost of food and beverage percentage. Meritage’s costs are below guidelines established by Wendy’s International and the costs reported by other Wendy’s franchisees.

Operating Expenses

        The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                Second quarter ended:      Six months ended:
                             ------------------------- -------------------------
                                             Increase                  Increase
                             6/2/02 5/31/01 (Decrease) 6/2/02 5/31/01 (Decrease)
                             ------ ------- ---------- ------ ------- ----------
 As a percentage of revenue:
   Labor and related costs    32.5    33.2     (0.7)    33.3    34.4     (1.1)
   Occupancy expenses          8.6     8.7     (0.1)     9.0     9.6     (0.6)
   Other operating expenses    3.6     3.4      0.2      3.7     3.3      0.4

        The decreases in labor and related costs as a percentage of revenue were primarily the result of reductions in hourly labor achieved by improved labor controls due to improved training and development of store management teams. Meritage’s average hourly rate has declined slightly (less than 1%) for both the three and six months ended June 2, 2002 compared to the same periods of 2001. The decrease in hourly labor was slightly offset by salary increases for store management labor.

        As a percentage of revenue, the decrease in occupancy expense for the six months ended June 2, 2002 was due to lower rent expense as the percentage of total restaurants owned has increased (28 of 41 stores are now owned). Nine of the last ten stores opened are owned. Reduced utility costs also contributed to the reduction in occupancy expense.

        The increase in other operating expenses was primarily due to monthly fees for a new food cost software program implemented at the beginning of fiscal 2002.

General and Administrative

        The decrease in general and administrative expenses as a percentage of revenue was due to the increase in revenue for both the three and six months ended June 2, 2002 compared to the same periods of 2001. During the first half of 2001, the Company added several new positions to facilitate Meritage’s aggressive restaurant development plan, and is realizing the financial benefit as these costs are spread over higher sales volumes.

Depreciation and Amortization

        The increase in depreciation and amortization expense was primarily due to the depreciation of buildings and equipment associated with new restaurants. Meritage has opened ten new restaurants since the beginning of fiscal 2001. Meritage owns the buildings and equipment associated with nine of these restaurants. Also contributing to the increase were capital expenditures for remodeling four existing restaurants.

Gain on Sale of Impaired Assets

        The gain on sale of impaired assets in 2001 resulted from the sale of a closed restaurant in March 2001. An impairment loss had been recognized in 2000.

Interest Expense

        The increase in interest expense was primarily related to additional long-term indebtedness incurred to construct new restaurants. This was partially offset by a decrease in interest expense on capital leases that are nearing maturity, and the early retirement of certain equipment loans in March 2001. Nearly all of the Company’s long-term obligations are first mortgages secured by restaurant real estate at fixed interest rates. As a percentage of revenue, there has been no significant change in interest expense.

Gain (Loss) on Disposal of Assets

        The gain on disposal of assets in 2001 resulted from the sale of excess land at two restaurant sites. In 2002, the loss on disposal of assets resulted primarily from the write-off of assets located at a leased restaurant that the Company purchased on May 31, 2002. Meritage has demolished this restaurant and is building a new restaurant on the same site which will open in August 2002.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) decreased $525,000, to $1,139,000 as of June 2, 2002 as set forth below:

         Net cash provided by operating activities     $ 1,077,000
         Net cash used in investing activities          (4,713,000)
         Net cash provided by financing activities       3,111,000
                                                       -----------
         Net decrease in cash                          $  (525,000)
                                                       ============

        Net cash provided by operating activities decreased $2,039,000 primarily as a result of the receipt of $3,000,000 in marketing funds from the Company’s primary beverage supplier in March 2001. Since then, Meritage has not received any additional marketing funds of this type. Offsetting this source of funds in 2001 was a $900,000 improvement in 2002 in net earnings before depreciation and amortization, and gains/losses on the sale of assets (non-cash adjustments to net earnings).

        Net cash used in investing activities increased $1,863,000 and included (i) $2,856,000 used to develop new restaurants, (ii) $867,000 used to purchase and develop new restaurants that were previously leased (two previously leased sites were purchased on May 31, 2002), and (iii) $920,000 used to upgrade and remodel existing restaurants. This compares to $3,663,000 invested in 2001 in connection with (i) the development of new restaurants ($1,825,000), (ii) the purchase of two restaurants that were previously leased ($800,000), (iii) improvements to existing restaurants and offices ($420,000), and (iv) the purchase of surplus land held for sale or development ($618,000). In 2001, these investments in assets were offset by proceeds from the sale of surplus land for $863,000.

        Net cash provided by financing activities increased $1,949,000 due to (i) a $2,655,000 increase in net loan proceeds (after reductions to the Company’s line of credit) used to finance new store development, (ii) proceeds of $539,000 from a note receivable in February 2002, and (iii) a decrease in principal payments on long-term obligations including capital leases of $183,000. These increases were offset by a decrease in cash provided by financing activities of $1,505,000 from a private placement of common stock in February 2001.

Financial Condition

        As of June 2, 2002, Meritage’s current liabilities exceeded its current assets by $2,636,000 compared to December 2, 2001, when current liabilities exceeded current assets by $2,033,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $1,443,000 at June 2, 2002, and by $978,000 at December 2, 2001. At these dates, the ratios of current assets to current liabilities were 0.36:1 and 0.52:1, respectively. The primary reason for the decrease in working capital was the pay off of $1,000,000 on the Company’s line of credit in the first quarter of 2002. The above discussion of cash flows provides additional details of the decrease in cash as well as the most significant reasons for the decrease in working capital.

        Cash flow from existing operations has increased over the past year due to various factors. In the past three years, Meritage has increased the number of restaurants it operates by over 50%, from 25 to 41 restaurants. Meritage, recognizing the need to implement a number of operational changes in order to effectively manage this growth, undertook a number of initiatives beginning in the first quarter of fiscal 2001. These initiatives, along with other operational changes currently underway, have had (and should continue to have) a favorable impact on cash flow from existing operations. Management believes that at current operating levels, Meritage can meet its obligations from existing operations for the foreseeable future. However, because of Meritage’s aggressive development plans, certain liquidity issues still exist including (i) negative cash flow experienced by new stores during the pre-opening and start-up phase of operations, (ii) the decision to de-leverage by making equity investments of 20% - 25% in its newly opened stores, and (iii) plans to remodel certain restaurants.

        Capital investment into existing restaurants is estimated at $1,200,000 over the twelve months. It is anticipated that the capital resources for the investment in existing restaurants will be a combination of internally generated cash from existing operations and proceeds generated from the sale of surplus real estate. Meritage plans to open eight to ten additional new stores over the next twelve months.

        All of the planned new restaurants require an investment in real estate and equipment. Newly owned restaurants generally require an investment of approximately $1.25 million per restaurant, of which Meritage intends to invest $250,000 to $300,000 of equity per restaurant. Any remaining investment will be funded through long-term financing. In fiscal 2001, Meritage received an $8,000,000 forward commitment for debt financing for eight new restaurants which will be fully utilized in 2002. Meritage has entered into finance proposals with two financing sources to provide funding for up to ten additional restaurants over the next twelve months. Borrowings under these proposals would be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule. The proposals would allow Meritage to select either a fixed or variable interest rate. It is Meritage’s present intention to use the variable interest rate which would result in an interest rate of approximately 4.4%. These loans would contain covenants similar to the covenants contained in Meritage’s existing loan agreements described below.

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

At June 2, 2002, Meritage was in compliance with these covenants.

        Meritage may use any of the following sources to meet its current obligations over the next twelve months:

  utilizing cash balances;
  using operating cash generated from existing Wendy's restaurants;
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and substantially all present debt is at fixed interest rates which limits financial instrument risk. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) which can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s utilizes various purchasing and pricing techniques in an effort to minimize volatility. As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices may impact the Company’s cost of food, Meritage retains some ability to increase its menu pricing to offset these increases.

PART II
OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

        The 2002 Annual Meeting of Shareholders was held at Meritage’s offices in Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 21, 2002. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 9, 2002. 4,690,577 common shares were present in person or by proxy at the meeting, representing 88% of the total shares outstanding.

        The shareholders elected the following seven members to the Company's Board of Directors to serve until the 2003 Annual Meeting: James P. Bishop (4,664,141 shares in favor), Christopher P. Hendy (4,664,141 shares in favor), Joseph L. Maggini (4,659,241 shares in favor), Robert E. Riley (4,601,207 shares in favor), Jerry L. Ruyan (4,667,218 shares in favor), Robert E. Schermer, Sr. (4,596,307 shares in favor) and Robert E. Schermer, Jr. (4,667,218 shares in favor). Each director received no less than 98% of the total shares voted.

         The shareholders also adopted the 2002 Management Equity Incentive Plan. The following are the results of the shares that voted: In Favor: 2,504,693 (65.3%); Opposed: 1,328,757; Abstentions: 66,499; Broker Non-Votes: 790,628.

         The shareholders also ratified the appointment of Grant Thornton LLP as the Company's independent certified public accountants for the fiscal year ending December 1, 2002. The following are the results of the vote: In Favor: 4,657,485; Opposed: 5,712; Abstentions: 27,380.

Item 5.   Other Information.

         On May 21, 2002, the Board of Directors appointed the following officers of Meritage: Robert E. Schermer, Jr. - Chief Executive Officer; Robert E. Riley - President, Stephen A. Rose - Vice President, Treasurer and Chief Financial Officer; Robert H. Potts - Vice President of Real Estate; and James R. Saalfeld - Vice President, General Counsel and Secretary. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, and Compensation Committees as standing committees of the Board of Directors. On June 28, 2002, the Board of Directors appointed Mr. Saalfeld as the Company's Treasurer, replacing Mr. Rose who resigned to rejoin his former employer.

        On July 10, 2002, the Board for Directors approved an amendment to the Company's Bylaws so that Chapter 7B of the Michigan Business Corporation Act (being §§790 through 799 of the Act) shall not apply to any “control share acquisition” (as that term is defined is §791 of the Act) of the Company's common shares occurring after this amendment.

        The Company opened its 41st Wendy’s restaurant during the second fiscal quarter. The restaurant is located on the Gull Road corridor in Kalamazoo, Michigan. The Company also purchased two existing Wendy’s restaurants that were previously leased.

Item 6.   Exhibits and Reports on Form 8-K.

        (a)    Exhibit List.

Exhibit No. 3.2	Description of Document Restated and Amended Bylaws.

Exhibit filed herewith.

(b)	Reports on Form 8-K. On April 26, 2002, the Company filed a Form 8-K which contained the letter and survey contained in Meritage’s Annual Report to Shareholders for fiscal 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 11, 2002	MERITAGE HOSPITALITY GROUP INC. By /s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer By /s/William D. Badgerow William D. Badgerow, Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No. 3.2	Description of Document Restated and Amended Bylaws.

Exhibit filed herewith.