Form 10-Q
period 2002-09-01
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2002-10-16
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] [ ]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 1, 2002.
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

Yes [X]                 No [  ]

As of October 11, 2002, there were 5,341,948 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2001. The results of operations for the third quarter and nine months ended September 1, 2002 are not necessarily indicative of the results to be expected for the full year.

                Meritage Hospitality Group Inc. and Subsidiaries
                           Consolidated Balance Sheets

--------------------------------------------------------------------------------

                                     ASSETS

                                                     September 1,
                                                         2002        December 2,
                                                     (Unaudited)         2001
                                                     -----------     -----------
Current Assets
    Cash and cash equivalents                        $ 1,085,114     $ 1,663,900
    Receivables                                           72,461         129,162
    Inventories                                          202,844         202,708
    Income taxes receivable                                5,000            --
    Prepaid expenses and
      other current assets                               118,433         201,885
                                                     -----------     -----------
        Total current assets                           1,483,852       2,197,655

Property, Plant and Equipment, net                    34,312,414      28,780,582

Other Assets
    Note receivable                                      360,339         362,736
    Assets held for sale and development                 727,730         472,725
    Goodwill, net of amortization
      of $834,492 and
      $698,345, respectively                           4,475,231       4,611,378
    Franchise fees, net of
      amortization of $120,781
      and $93,917, respectively                          954,219         881,083
    Financing costs, net of
      amortization of $77,756
      and $64,108, respectively                          521,783         477,787
    Deferred charges and other assets                     75,627          96,889
                                                     -----------     -----------
        Total other assets                             7,114,929       6,902,598
                                                     -----------     -----------
        Total assets                                 $42,911,195     $37,880,835
                                                     ===========     ===========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                     Consolidated Balance Sheets - continued

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 1,
                                                       2002         December 2,
                                                   (Unaudited)         2001
                                                  ------------     ------------
Current Liabilities
  Current portion of
    long-term obligations                         $    920,225     $    748,444
  Current portion of
    obligations under
    capital lease                                      332,699          306,305
  Trade accounts payable                             1,133,325        1,583,295
  Income taxes payable                                    --             17,264
  Accrued liabilities                                1,884,071        1,575,278
                                                  ------------     ------------
     Total current liabilities                       4,270,320        4,230,586

Long-Term Obligations                               27,263,374       22,701,377

Obligations Under Capital Lease                        149,813          402,742

Deferred Revenue                                     3,792,894        4,209,108

Commitments and Contingencies                             --               --

Stockholders' Equity
  Preferred stock - $0.01 par value
    shares authorized: 5,000,000;
     200,000 designated as Series A
     convertible cumulative preferred
     stock
    shares issued and outstanding: 29,520
     (liquidation value - $295,200)                        295              295
  Common stock - $0.01 par value
    shares authorized: 30,000,000
    shares issued: 5,899,499 and
      5,878,413, respectively
    shares outstanding: 5,344,885
      and 5,323,799, respectively                       53,449           53,238
  Additional paid in capital                        13,556,591       13,534,302
  Note receivable from the sale of shares                 --           (538,900)
  Accumulated deficit                               (6,175,541)      (6,711,913)
                                                  ------------     ------------
     Total stockholders' equity                      7,434,794        6,337,022
                                                  ------------     ------------
     Total liabilities and
       stockholders' equity                       $ 42,911,195     $ 37,880,835
                                                  ============     ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                       Consolidated Statements of Earnings
        For the Nine Months Ended September 1, 2002 and September 2, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      2002              2001
                                                 ------------      ------------
Food and beverage revenue                        $ 34,559,034      $ 27,933,043

Costs and expenses
  Cost of food and beverages                        8,870,478         7,744,433
  Operating expenses                               19,650,283        16,081,317
  General and administrative expenses               2,213,735         1,932,571
  Depreciation and amortization                     1,802,009         1,382,351
  Gain on sale of impaired assets                        --            (459,767)
                                                 ------------      ------------
     Total costs and expenses                      32,536,505        26,680,905
                                                 ------------      ------------

Earnings from operations                            2,022,529         1,252,138

Other income (expense)
  Interest expense                                 (1,430,256)       (1,132,260)
  Interest income                                      34,160            86,944
  Miscellaneous income                                 23,535            23,510
  (Loss) gain on disposal of assets                  (110,670)          267,083
                                                 ------------      ------------

     Total other expense                           (1,483,231)         (754,723)
                                                 ------------      ------------
     Earnings before federal
       income tax benefit                             539,298           497,415

Federal income tax benefit                             17,000              --
                                                 ------------      ------------
     Net earnings                                     556,298           497,415

Dividends on preferred stock                           19,926            19,926
                                                 ------------      ------------
Net earnings on common shares                    $    536,372      $    477,489
                                                 ============      ============

Net earnings per common
  share - basic                                  $       0.10      $       0.09
                                                 ============      ============
Net earnings per common
  share - diluted                                $       0.09      $       0.09
                                                 ============      ============
Weighted average shares
  outstanding - basic                               5,326,918         5,201,032
                                                 ============      ============
Weighted average shares
  outstanding - diluted                             5,668,463         5,246,780
                                                 ============      ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                       Consolidated Statements of Earnings
       For the Three Months Ended September 1, 2002 and September 2, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      2002               2001
                                                 ------------      ------------
Food and beverage revenue                        $ 12,427,270      $ 10,325,627

Costs and expenses
  Cost of food and beverages                        3,147,528         2,877,423
  Operating expenses                                6,995,203         5,794,801
  General and administrative expenses                 707,721           670,979
  Depreciation and amortization                       625,440           478,251
                                                 ------------      ------------
     Total costs and expenses                      11,475,892         9,821,454
                                                 ------------      ------------
Earnings from operations                              951,378           504,173

Other income (expense)
  Interest expense                                   (512,934)         (370,120)
  Interest income                                      10,130            33,157
  Miscellaneous income                                    380            12,783
  (Loss) gain on disposal of assets                    (6,057)          216,153
                                                 ------------      ------------
     Total other expense                             (508,481)         (108,027)
                                                 ------------      ------------
     Net earnings                                     442,897           396,146

Dividends on preferred stock                            6,641             6,641
                                                 ------------      ------------
Net earnings on common
  shares                                         $    436,256      $    389,505
                                                 ============      ============
Net earnings per common
  share - basic and diluted                      $       0.08      $       0.07
                                                 ============      ============
Weighted average shares
  outstanding - basic                               5,329,775         5,390,867
                                                 ============      ============
Weighted average shares
  outstanding - diluted                             5,738,096         5,457,854
                                                 ============      ============

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       For the Year Ended December 2, 2001
               and the Nine months Ended June 2, 2002 (Unaudited)

--------------------------------------------------------------------------------

                       Series A                           Note
                       onvertible           Additional  Receivable
                       Preferred   Common    Paid-In     Sale of   Accumulated
                        Stock      Stock     Capital     Shares      Deficit      Total
                       ---------  -------  -----------  ---------  ------------  ----------
Balance at
December 1, 2000         $ 295    $44,548  $11,703,257  $      --   $(7,216,927) $4,531,173

Issuance of 978,211
  shares of common
  stock                     --      9,783    2,068,341   (538,900)           --   1,539,224

Preferred stock
  dividends paid            --         --           --         --       (26,568)    (26,568)

Purchase of 109,296
  shares of common
  stock                     --     (1,093)    (237,296)        --            --    (238,389)

Net earnings                --         --           --         --       531,582     531,582
                         -----    -------  -----------  ---------   -----------  ----------
Balance at
December 2, 2001           295     53,238   13,534,302   (538,900)   (6,711,913)  6,337,022

Issuance of 21,086
  shares of common
  stock                     --        211       22,289         --            --      22,500

Payment received
  on note receivable        --         --           --    538,900            --     538,900

Preferred stock
  dividends paid            --         --           --         --       (19,926)    (19,926)

Net earnings                --         --           --         --       556,298     556,298
                         -----    -------  -----------  ---------   -----------  ----------
Balance at
September 1, 2002        $ 295    $53,449  $13,556,591  $      --   $(6,175,541) $7,434,794
                         =====    =======  ===========  =========   ===========  ==========

See notes to unaudited financial statements.

                Meritage Hospitality Group Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
        For the Nine Months Ended September 1, 2002 and September 2, 2001
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                         2002           2001
                                                     -----------    -----------
Cash Flows from Operating Activities
  Net earnings                                       $   556,298    $   497,415
  Adjustments to reconcile
    net earnings to net cash
    provided by operating activities
      Depreciation and amortization                    1,802,009      1,382,351
      Compensation and fees paid by
        issuance of common stock                          22,500         26,355
      Loss (gain) on disposal of assets                  110,670       (267,083)
      Gain on sale of impaired assets                       --         (459,767)
      (Decrease) increase in deferred
        revenue                                         (416,214)     2,575,895
      Decrease in current assets                         137,414         43,172
      (Decrease) increase
        in current liabilities                          (158,441)       256,342
                                                     -----------    -----------
     Net cash provided by
       operating activities                            2,054,236      4,054,680

Cash Flows from Investing Activities
  Purchase of property, plant
    and equipment                                     (7,490,740)    (5,465,068)
  Purchase of assets held for
    sale and development                                  (5,005)      (697,816)
  Payment for franchise agreements                      (100,000)       (75,000)
  Proceeds from sale of assets                              --        1,750,056
  Decrease (increase) in other assets                     11,650        (25,166)
                                                     -----------    -----------
     Net cash used in investing activities            (7,584,095)    (4,512,994)

Cash Flows from Financing Activities
  Proceeds from long-term obligations                  4,883,435        898,781
  Net increase (decrease) in
    line of credit                                       421,071       (317,500)
  Payment of financing costs                             (75,144)       (37,596)
  Principal payments on
    long-term obligations                               (570,728)      (678,430)
  Payments on obligations
    under capital lease                                 (226,535)      (270,566)
  Proceeds from issuance of
    common shares                                           --        1,504,868
  Purchase of common shares                                 --          (87,963)
  Proceeds from note receivable
    from sale of shares                                  538,900           --
  Preferred dividends paid                               (19,926)       (19,926)
                                                     -----------    -----------
     Net cash provided by
       financing activities                            4,951,073        991,668
                                                     -----------    -----------
     Net (decrease) increase in cash                    (578,786)       533,354

Cash and Cash Equivalents
  - Beginning of Period                                1,663,900        787,747
                                                     -----------    -----------
Cash and Cash Equivalents
  - End of Period                                    $ 1,085,114    $ 1,321,101
                                                     ===========    ===========

Supplemental Cash Flow Information - See Note A

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended September 1, 2002 and September 2, 2001

Note A - Supplemental Cash Flow Information

                                                   2002                  2001
                                                ----------            ----------
Cash paid for interest expense,
  net of capitalized interest                   $1,409,667            $1,132,000
                                                ==========            ==========

Cash paid for income taxes                      $    5,000            $     --
                                                ==========            ==========
Schedule of Non-Cash Investing
and Financing Activities

Issuance of 250,000 shares of
  common stock in exchange for
  an 8% short-term note receivable              $      --             $  538,900
                                                ==========            ==========

Note B - Earnings Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the third quarter and year-to-date ended September 1, 2002 and September 2, 2001:

                               Three months ended        Nine months ended
                          --------------------------  --------------------------
                          September 1,  September 2,  September 1,  September 2,
                              2002          2001           2002         2001
                          ------------  ------------  ------------  ------------
Numerators
  Net earnings from
    operations             $  442,897    $  396,146    $  556,298   $  497,415
  Less preferred stock
    dividends                   6,641         6,641        19,926       19,926
                           ----------    ----------    ----------   ----------
  Net earnings on common
    shares - basic
    and diluted            $  436,256    $  389,505    $  536,372   $  477,489
                           ==========    ==========    ==========   ==========

Denominators
  Weighted average common
    shares outstanding
    - basic                 5,329,775     5,390,867     5,326,918    5,201,032

  Effect of dilutive
  securities:
    Stock options             408,321        66,987       341,545       45,748
                           ----------    ----------    ----------   ----------
  Weighted average common
    shares outstanding
    - diluted               5,738,096     5,457,854     5,668,463    5,246,780
                            =========     =========     =========    =========

For the three and nine months ended September 1, 2002 and September 2, 2001, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion of preferred stock would be antidilutive.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements - Continued
For the Nine Months Ended September 1, 2001 and September 2, 2001

Note C - Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates relating to Meritage are as follows:

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

In December 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. Meritage does not expect this pronouncement to have an impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that statement. The standard is effective for fiscal years beginning after December 15, 2001.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements - Continued
For the Nine Months Ended September 1, 2001 and September 2, 2001

Note C - Recently Issued Accounting Standards (Continued)

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This statement amends SFAS No. 13, "Accounting for Leases', to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modification that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal 2003.

In June 2002, the FASB issues SFAS No. 146, "Accounting for Exit or Disposal Activities". This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of operations for the three and nine months ended September 1, 2002 and September 2, 2001 are summarized in the following tables:

                                                   Statements of Earnings
                         ------------------------------------------------------------------
                               Third quarter ended         Year-to-date ended (nine months)
                         --------------------------------  --------------------------------
                              $ (000's)     % of Revenue        $ (000's)     % of Revenue
                         ----------------  --------------  -----------------  -------------
                          9/1/02  9/2/01   9/1/02  9/2/01   9/1/02   9/2/01   9/1/02 9/2/01
                         -------  -------  ------  ------  --------  -------  ------ ------
Food and beverage
  revenue                $12,427  $10,326   100.0% 100.0%   $34,559  $27,933  100.0% 100.0%

Costs and expenses
  Cost of food and
    beverages              3,148    2,878    25.3   27.9      8,870    7,744   25.7   27.7
  Operating expenses       6,995    5,795    56.3   56.1     19,650   16,081   56.9   57.6
  General and
  administrative
    Restaurant
      operations             357      303     2.9    2.9      1,039      848    3.0    3.0
    Corporate level
      expenses               298      304     2.4    3.0        992      898    2.8    3.2
    Michigan single
      business tax            53       64     0.4    0.6        183      188    0.5    0.7
  Depreciation and
    amortization             580      433     4.7    4.2      1,666    1,246    4.8    4.5
  Goodwill amortization       45       45     0.3    0.4        136      136    0.4    0.5
  Gain on sale of
    impaired assets           --       --      --     --         --     (460)    --   (1.7)
                         -----------------------------------------------------------------
  Total costs and
    expenses              11,476    9,822    92.3   95.1     32,536   26,681   94.1   95.5
                         -----------------------------------------------------------------
Earnings from operations     951      504     7.7    4.9      2,023    1,252    5.9    4.5

Other income (expense)
  Interest expense          (513)    (370)   (4.1)  (3.6)    (1,430)  (1,132)  (4.1)  (4.1)
  Interest income             10       33     0.0    0.3         34       87    0.1    0.3
  Other income                 1       13     0.0    0.1         23       23    0.0    0.1
  (Loss) gain on
    sale of assets            (6)     216    (0.0)   2.1       (111)     267   (0.3)   1.0
                         -----------------------------------------------------------------
  Total other expense       (508)    (108)   (4.1)  (1.1)    (1,484)    (755)  (4.3)  (2.7)
                         -----------------------------------------------------------------
Earnings before federal
   income tax benefit    $   443   $  396     3.6%   3.8%    $  539  $   497    1.6%   1.8%
                         =================================================================

Revenue

        Food and beverage revenue increased 20.4% and 23.7%, respectively, for the third quarter and nine months ended September 1, 2002, compared to the similar periods last year. These increases were primarily due to sales from new restaurants open for less than one year which contributed $2,896,000 and $6,888,000 for the respective periods. Also contributing to the year-to-date increase were improved same store sales which were helped by strong demand for Wendy’s new “Garden Sensations” salads introduced in January 2002. Offsetting the increase in third quarter sales from new stores was (i) promotional discounting by the Company’s major competitors, (ii) a general softening of sales in the quick service industry combined with an overall decline in the economic climate in West Michigan, (iii) the closing of a twenty-five year old restaurant for nearly two months for demolition and rebuilding, and (iv) highway construction that impacted several of the Company’s highest revenue stores.

        Average food and beverage revenue for stores in full operation during the first three quarters of 2002 (“same store sales”) are as set forth below:

                                                          Increase    Increase
                                      2002       2001    (Decrease)  (Decrease)
                                    --------   --------  ----------  ---------
Third Quarter - sales per unit      $302,937   $303,959   $ (1,022)    (0.3)%
Second Quarter - sales per unit      295,328    287,763      7,565      2.6%
First Quarter - sales per unit       273,234    255,885     17,349      6.8%
                                    --------   --------   --------
Year-To-Date - sales per unit       $871,499   $847,607   $ 23,892      2.8%
                                    ========   ========   ========

        The increase in same store sales in 2002 was primarily attributable to (i) increased menu prices, contributing to an increase in average ticket of approximately 3% and 5% respectively, for the three and nine months ended September 1, 2002, (ii) improved customer service times, and (iii) improved training. These increases were offset by intense promotional discounts by the Company’s major competitors in the third quarter and a decline in customer traffic of approximately 5% and less than 1% respectively, for the three and nine months ended September 1, 2002.

        The Company’s same store sales were positive for the first nine months of 2002. During the third quarter, however, same store sales began following a downward sales trend that has been reported throughout the quick-service restaurant industry. Management cautions that it is becoming increasingly difficult to accurately forecast how current consumer spending trends and a declining economic climate in West Michigan will affect the Company’s future revenues.

Cost of Food and Beverages

        The decreases in the cost of food and beverage percentages compared to the prior year periods resulted from improved inventory control measures, an increase in menu prices, and a reduction in beef and chicken costs. Meritage’s costs are in line with guidelines established by Wendy’s International.

Operating Expenses

        The following table presents operating expense categories that have had an impact on the above year-to-year fluctuations:

                             Third quarter ended              Nine months ended
                         ---------------------------  --------------------------
                                          Increase                    Increase
                         9/1/02   9/2/01  (Decrease)  9/1/02  9/2/01  (Decrease)
                         ------   ------  ----------  ------  ------  ----------
As a percentage of
revenue:
 Labor and related
   costs                  33.0     32.9      0.1       33.2    33.8     (0.5)
 Occupancy expenses        8.2      8.4     (0.2)       8.7     9.2     (0.5)
 Other operating
   expenses                3.6      3.4      0.2        3.7     3.4      0.3

        For the third quarter, labor and related costs remained stable as salary increases for store management labor were offset by a reduction in training costs. The year-to-date decrease in labor and related costs was primarily the result of a reduction in hourly labor costs due to better trained store management teams combined with a slight decrease in average hourly rates. The decrease in hourly labor for the nine months ended September 1, 2002, was partially offset by salary increases for store management labor.

        As a percentage of revenue, the decrease in occupancy expense for the three and nine months ended September 1, 2002, was due to lower rent expense as the percentage of Company owned versus leased restaurants has increased over this period. Of the twelve new stores opened since the beginning of fiscal 2001, 11 are owned. Also, two previously leased restaurants were purchased this year. In total, 30 of 43 stores are now owned. For the third quarter, the decrease in rent was partially offset by increases in property taxes and utility costs.

        The increase in other operating expenses was primarily due to monthly fees for a new food cost software program implemented at the beginning of fiscal 2002 which has helped reduce food costs.

General and Administrative

        The decrease in general and administrative expenses as a percentage of revenue was primarily due to the increase in revenue for both the three and nine months ended September 1, 2002 compared to the prior periods. In 2001 Meritage added new positions to facilitate the Company’s aggressive development plan, which costs are spread over higher sales volumes in 2002.

Depreciation and Amortization

        Increases in depreciation and amortization expense were primarily due to the depreciation of buildings and equipment associated with new restaurants (Meritage opened twelve new restaurants since the beginning of fiscal 2001). Meritage owns the buildings and equipment associated with eleven of these restaurants. Meritage also acquired four restaurant properties in the last two fiscal years that were previously leased. The restaurant at one of these locations was demolished and rebuilt in the third quarter of 2002. Additional depreciation resulted from remodeling five restaurants since the second quarter of 2001.

Gain on Sale of Impaired Assets

        The gain on sale of impaired assets in 2001 resulted from the sale of a closed restaurant in March 2001. An impairment loss had been recognized in 2000.

Interest Expense

        The increase as a percentage of revenue for the third quarter was due to the opening of nine new restaurants since October 2001, the land and building of which were all financed. Nearly all of the Company’s long-term obligations as of September 1, 2002 are first mortgages secured by restaurant real estate at fixed interest rates.

Interest Income

        The decrease in interest income for the three and nine months ended September 1, 2002 was due primarily to the elimination of interest earned on a note receivable from the sale of shares which was repaid in February 2002.

(Loss) Gain on Disposal of Assets

        The loss on disposal of assets in 2002 resulted primarily from the write-off of assets located at a previously leased restaurant that was purchased in May 2002. Meritage demolished and rebuilt this restaurant in the third quarter. The gain on disposal of assets in 2001 resulted from the sale of surplus property.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) decreased $579,000, to $1,085,000 as of September 1, 2002:

     Net cash provided by operating activities                 $ 2,054,000
     Net cash used in investing activities                      (7,584,000)
     Net cash provided by financing activities                   4,951,000
                                                               ------------

     Net decrease in cash                                      $  (579,000)
                                                               ============

        The $2,000,000 decrease in net cash provided by operating activities was primarily the result of the receipt of $3,000,000 in marketing funds from the Company’s primary beverage supplier in March 2001. Since then, no additional marketing funds have been received. Offsetting this decrease was a $1,316,000 improvement in net earnings before depreciation and amortization, and gains on the sale of surplus property (non-cash adjustments to net earnings) realized in 2001.

        Net cash used in investing activities increased $3,071,000. In fiscal 2002 the Company has invested $7,951,000 in property, plant and equipment including (i) $5,302,000 used to develop new restaurants, (ii) $1,511,000 used to purchase and develop new restaurants that were previously leased (two previously leased sites were purchased in May 2002), and (iii) $778,000 used to upgrade and remodel existing restaurants. This compares to $6,238,000 invested in 2001 in connection with (i) the development of new restaurants ($4,181,000), (ii) the purchase of two restaurants that were previously leased ($800,000), (iii) improvements to existing restaurants and offices ($559,000), and (iv) the purchase of surplus property held for sale or development ($698,000). In 2001, these investments in assets were offset by proceeds from the sale of assets of $1,750,000 including the sale of a closed restaurant property for $812,000 and the sale of surplus land for $938,000.

        Net cash provided by financing activities increased $3,959,000 due to (i) a $4,723,000 increase in net loan proceeds (after net increases/reductions to the Company’s line of credit) used to finance new store development, (ii) proceeds of $539,000 from a note receivable in February 2002, and (iii) a decrease in principal payments on long-term obligations including capital leases of $152,000. These increases in 2002 were offset by a decrease in cash provided by financing activities of $1,505,000 from a private placement of common stock in February 2001.

Financial Condition

        As of September 1, 2002, current liabilities exceeded current assets by $2,786,000 compared to December 2, 2001, when current liabilities exceeded current assets by $2,033,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $1,534,000 at September 1, 2002, and by $978,000 at December 2, 2001. At these dates, the ratios of current assets to current liabilities were 0.35:1 and 0.52:1, respectively. The cash flows discussion explains the decrease in cash and the significant reasons for the decrease in working capital.

        Excluding the $3,000,000 in marketing funds from the Company’s primary beverage supplier in March 2001, the increase in cash flows from existing operations during the past year was primarily due to initiatives to effectively manage growth and operational performance. Management believes that, at current operating levels, Meritage can meet its obligations from existing operations, including debt service and necessary capital improvements to existing restaurants, for the foreseeable future. However, because of Meritage’s aggressive development plans, certain liquidity issues remain including (i) negative cash flow experienced by new stores during the pre-opening and start-up phase of operations, (ii) the decision in mid-2001 to make larger equity investments (of 18% - 25%) in new stores, and (iii) plans to remodel certain restaurants.

        Capital investment into existing restaurants is estimated at approximately $1,200,000 over the next twelve months. It is anticipated that the capital resources for this investment will be from cash generated from existing operations and proceeds generated from the sale of surplus real estate. Meritage plans to open six to eight additional restaurants over the next twelve months, including at least one replacement of an existing restaurant. In early October 2002, management decided to demolish and rebuild a twenty-five year old formerly leased store. As a result, the Company will incur a loss on the disposal of assets of approximately $60,000 in the fourth quarter of 2002.

        New planned restaurants require an investment in real estate and equipment. Investments average approximately $1.25 million per restaurant, of which Meritage typically invests $225,000 to $300,000 of equity per restaurant. Any remaining investment will be funded through long-term financing. In fiscal 2001, Meritage received an $8,000,000 forward commitment for debt financing for eight new restaurants which was completed in August 2002.

        In July 2002, Meritage obtained a twelve month financing commitment from GE Capital Franchise Finance Corporation to build five new restaurants. The commitment requires a minimum 18% equity investment required by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule. The commitment allows Meritage to select either a fixed or variable interest rate. It is Meritage’s present intention to use the variable interest rate (2.55% plus the one month LIBOR rate, adjusted monthly) which would result in a current interest rate of approximately 4.4%. Meritage began utilizing this commitment in September 2002 when it closed its first loan under the commitment. These loan agreements contain covenants similar to the covenants contained in Meritage’s other existing loan agreements as described below. Meritage received and is evaluating financing proposals containing similar terms as described above to provide additional financing for its planned new store growth.

        Meritage’s various loan and franchise agreements contain covenants requiring the maintenance of certain financial ratios including:

•	Fixed Charge Coverage Ratio ("FCCR") of not less than 1.2:1 for the Wendy's operations;
•	FCCR of not less than 1.2:1 for certain Wendy’s restaurants subject to a real estate mortgage;
•	FCCR of not less than 1.4:1 for certain Wendy’s restaurants subject to both a real estate mortgage and a business value loan;
•	Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0:1 through 11/30/02, and not to exceed 5.5:1 after 11/30/02;
•	Debt Service Coverage Ratio of not less than 1.2:1; and
•	restrictions against using operating cash flow from the Wendy’s business for other means if such use would cause the FCCR to be less than 1.2:1.

At September 1, 2002 Meritage was in compliance with these covenants.

        Meritage may use any of the following sources to meet its current obligations over the next twelve months:

•	utilizing cash balances;
•	using operating cash generated from existing Wendy's restaurants;
•	borrowing on its $3.5 million line of credit;
•	selling surplus real estate;
•	financing or deferring capital expenditures and renovations;
•	deferring new store openings; and
•	financing equipment packages at new restaurants.

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

Item 4.    Controls and Procedures

        As of September 1, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Controller (Chief Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and Controller, concluded that the Company’s disclosure controls and procedures were effective as of September 1, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 1, 2002.

PART II
OTHER INFORMATION

Item 5.    Other Information.

        The Company opened its 48th and 49th Wendy’s restaurant during the third fiscal quarter. The new restaurants are located on the East Beltline in Grand Rapids, Michigan, and on Capital Avenue in Battle Creek, Michigan. During the third fiscal quarter, the Company also tore down and rebuilt a 25-year old formerly leased restaurant on Westnedge Avenue in Kalamazoo, Michigan.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibit List.

Exhibit No. 10.1 10.2 10.3

                                                      Description of Document

Sample Promissory Note with GE Capital Franchise Finance Corporation regarding restaurant financing.

Sample Mortgage with GE Capital Franchise Finance Corporation regarding restaurant financing.

Sample Guaranty with GE Capital Franchise Finance Corporation regarding restaurant financing.

Exhibits filed herewith.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this period is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 11, 2002	MERITAGE HOSPITALITY GROUP INC. By /s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer By /s/William D. Badgerow William D. Badgerow, Controller (Chief Accounting Officer)

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

        I, Robert E. Schermer, Jr., the principal executive officer of Meritage Hospitality Group Inc., certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Meritage Hospitality Group Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002	/s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

         I, William D. Badgerow, the principal financial officer of Meritage Hospitality Group Inc., certify that:

        1.     I have reviewed this quarterly report on Form 10-Q of Meritage Hospitality Group Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: October 11, 2002	/s/William D. Badgerow William D. Badgerow, Controller (Principal Financial Officer)

Certification of Chief Executive OfficerPursuant
to 18 U.S.C. § 1350, as adopted pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

        In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Meritage Hospitality Group Inc. (the “Company”) on Form 10-Q for the period ending September 1, 2002 (the “Report”), I, Robert E Schermer, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 11, 2002	MERITAGE HOSPITALITY GROUP INC. By /s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer

Certification of Chief Financial OfficerPursuant
to 18 U.S.C. § 1350, as adopted pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

        In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Meritage Hospitality Group Inc. (the “Company”) on Form 10-Q for the period ending September 1, 2002 (the “Report”), I, William D. Badgerow, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 11, 2002	MERITAGE HOSPITALITY GROUP INC. By /s/William D. Badgerow William D. Badgerow, Controller (Chief Financial Officer)

EXHIBIT INDEX

Exhibit No. 10.1 10.2 10.3

                                                      Description of Document

Sample Promissory Note with GE Capital Franchise Finance Corporation regarding restaurant financing.

Sample Mortgage with GE Capital Franchise Finance Corporation regarding restaurant financing.

Sample Guaranty with GE Capital Franchise Finance Corporation regarding restaurant financing.

Exhibits filed herewith.