Form 10-K
period 2002-12-01
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2003-02-11
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 1, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission File Number: 0-17442

MERITAGE HOSPITALITY GROUP INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2730460 (I.R.S. Employer Identification Number)

1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (616) 776-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Shares, $0.01 par value	Name of Each Exchange on which Registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

As of January 29, 2003, there were 5,342,900 common shares of the registrant outstanding. The aggregate market value of the common shares held by non-affiliates was $17,061,858 based on the closing sales price on the American Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (i.e. May 31, 2002).

Documents Incorporated by Reference: None.

                         MERITAGE HOSPITALITY GROUP INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

Part I                                                                      Page

         Item 1    - Business                                                 3
         Item 2    - Properties                                               7
         Item 3    - Legal Proceedings                                        8
         Item 4    - Submission of Matters to Vote of
                     Security-Holders                                         9

Part II

         Item 5    - Market for Registrant’s Common Equity
                     and Related Stockholder Matters                          9
         Item 6    - Selected Financial Data                                 11
         Item 7    - Management’s Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                              12
         Item 7A   - Quantitative and Qualitative Disclosures
                     About Market Risk                                       21
         Item 8    - Financial Statements and Supplementary Data             22
         Item 9    - Changes in and Disagreements With Accountants
                     on Accounting and Financial Disclosure                  22

Part III

         Item 10   - Directors and Executive Officers of the Registrant      23
         Item 11   - Executive Compensation                                  25
         Item 12   - Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters          26
         Item 13   - Certain Relationships and Related Transactions          26
         Item 14   - Controls and Procedures                                 26
         Item 15   - Exhibits, Financial Statement Schedules,
                     and Reports on Form 8-K                                 27

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

         Statements concerning expected financial performance, on-going business strategies and action which Meritage intends to pursue to achieve strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from these forward-looking statements include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and views about quick-service food or the safety of menu items offered; severe weather; changes in travel patterns; increases in food, labor, fuel and energy costs; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; fluctuating insurance rates; the availability of adequate labor; directives issued by the franchisor regarding operations and national advertising; the general reputation of Wendy’s restaurants; and the recurring need for renovation and capital improvements. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, minimum wage, public health, and the operation of its restaurants. Because Meritage’s operations are concentrated in certain areas of Michigan, a marked decline in this local economy could adversely affect its operations.

PART I

Item 1.    Business.

        The Company

        Meritage Hospitality Group Inc. is the nation’s only publicly traded “Wendy’s Old Fashioned Hamburgers” restaurant franchisee. Meritage serves approximately seven million customers annually through its operation of 46 Wendy’s restaurants in Western and Southern Michigan. All restaurants are operated pursuant to franchise agreements with Wendy’s International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the distinctive “Wendy’s” brand name. In 2002, Meritage built eight new Wendy’s restaurants, six at new locations and two that replaced 25-year old structures. The Company’s growth strategy is to expand its Wendy’s business through the development of new restaurants within the Company’s designated market area, and through the development and/or acquisition of Wendy’s restaurants in other market areas. The Company may also evaluate the acquisition or development of other franchised restaurant concepts.

        Meritage was incorporated in Michigan in 1986, and is currently engaged in the quick-service restaurant business. The Company owns approximately 70% of its restaurant properties and leases the remaining properties.

         Meritage’s principal executive office is located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan 49525. Its telephone number is (616) 776-2600, its facsimile number is (616) 776-2776, and its website address is www.meritagehospitality.com. The Company’s Wendy’s restaurants are operated by Wendy’s of Michigan, a Michigan limited partnership that is owned by a wholly-owned subsidiary of Meritage. For convenience, Meritage and its subsidiaries are collectively referred to as “Meritage” or “the Company” throughout this report.

         Operations

         Meritage’s restaurants are located in the Michigan counties of Allegan, Calhoun, Ionia, Kalamazoo, Kent, Muskegon, Newaygo, Ottawa and Van Buren. This includes the metropolitan areas encompassing the cities of Grand Rapids, Kalamazoo, Battle Creek, Muskegon and Holland. This geographical area generally comprises Meritage’s designated market area.

         Menu

     Each Wendy’s restaurant offers a diverse menu containing a variety of food items featuring hamburgers and chicken breast sandwiches, all of which are prepared to order with the customer’s choice of condiments. The Wendy’s menu includes other items such as chili, baked and French fried potatoes, chicken nuggets, freshly prepared salads, soft drinks, “Frosty” desserts and children’s meals. Each Wendy’s restaurant features soft drink products supplied by the Pepsi-Cola Company and its affiliates. Wendy’s International maintains significant discretion over the menu items that are offered in the Company’s restaurants.

        Restaurant Layout and Operation

        The Company’s restaurants typically range from 2,700 to 3,400 square feet with a seating capacity of between 90 and 130 people, and are typically open from 10:00 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. All restaurants also feature a drive-through window. Sales from drive-through customers accounted for over half of the total restaurant sales in fiscal 2002.

        A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company’s restaurants. Physical inventories of all food items and restaurant supplies are taken weekly and monthly.

        Marketing and Promotion

        Wendy’s International requires that at least 4% of the Company’s restaurant sales be contributed to an advertising and marketing fund, 3% of which is used to benefit all restaurants owned and franchised by Wendy’s International. The Wendy’s National Advertising Program uses these funds to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder of the funds must be used on local advertising. The Company typically spends local advertising dollars in support of national television advertising, local television and radio advertising, print media, local promotions and community goodwill projects.

        Raw Materials & Energy

        The Company’s restaurants comply with uniform recipe and ingredient specifications provided by Wendy’s International. Food and beverage inventories and restaurant supplies are purchased from independent vendors that are approved by Wendy’s International. Wendy’s International does not sell food or supplies to the Company. The Company’s principal sources of energy for its operations are electricity and natural gas.

         The Company has not experienced any significant shortages of food, equipment, fixtures or other products that are necessary to restaurant operations. While no such shortages are anticipated, the Company believes that alternate suppliers are available if any shortage were to occur. To date, the supply of energy available to the Company has been sufficient to maintain normal operations.

         Seasonality

        The Company’s business is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues during those months.

        Relationship with Wendy’s International

         Meritage operates its restaurants pursuant to various agreements (including one franchise agreement for each restaurant) with Wendy’s International. These agreements grant privileges such as the right to utilize Wendy’s International’s trademarks, service marks, designs and other proprietary rights (such as “Wendy’s” and “Wendy’s Old Fashioned Hamburgers”) in connection with the operation of its Wendy’s restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The Company’s franchise agreements (including options to renew) range from approximately 24 to 29 years.

        The franchise agreements with Wendy’s International provide, among other things, that a change in the operational control of Wendy’s of Michigan, or the removal of a guarantor of the franchise agreements, cannot occur without the prior consent of Wendy’s International. In addition, any proposed sale of the Wendy’s business, ownership interests or franchise rights is subject to the consent of, and a right of first refusal by, Wendy’s International. These agreements also grant Wendy’s International wide discretion over many aspects of the restaurant operations, and often require the consent of Wendy’s International to carry out certain operational transactions. If Meritage requires the consent of Wendy’s International to proceed with its business plans and such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely affect Meritage’s growth strategy. If Meritage were to proceed without Wendy’s International’s consent, Wendy’s International could terminate the franchise agreements or exercise its right to purchase the Wendy’s restaurants.

        Meritage’s growth strategy involves the expansion of its restaurant operations through the development and acquisition of additional Wendy’s restaurants. In addition to paying monthly fees, Meritage is required to pay Wendy’s International a technical assistance fee upon the opening of new Wendy’s restaurants. Meritage is permitted to develop new Wendy’s restaurants and convert competitive units located in its designated market area subject to the standard expandability criteria and site standards of Wendy’s International. Meritage is prohibited from acquiring or developing new Wendy’s restaurants outside of its designated market area unless Wendy’s International, in its sole discretion, consents. While the franchise agreements are in place, Meritage is also prohibited from acquiring or developing any other types of quick-service restaurants within Meritage’s designated market area, or outside of Meritage’s designated market area if the restaurant sells hamburgers, chicken sandwiches or products similar to Wendy’s International, and is located within a three mile radius of another Wendy’s restaurant. For two years after the expiration or termination of the franchise agreements, Meritage is prohibited from participating in any quick-service restaurant business that sells hamburgers, chicken sandwiches or products similar to Wendy’s International, and is located within Meritage’s designated market area.

        The reputation of Meritage’s restaurants is largely dependent on the entire Wendy’s restaurant chain, which in turn is dependent upon the management and financial condition of Wendy’s International and the performance of Wendy’s restaurants operated by other Wendy’s franchisees. Should Wendy’s International be unable to compete effectively with similar restaurant chains in the future, Meritage would be materially and adversely affected. Furthermore, many of the attributes which lead to the success of Wendy’s operations are factors over which Meritage has no control, such as national marketing, introduction of new products, quality assurance and other operational systems.

        Meritage cannot conduct its Wendy’s operation without its affiliation with Wendy’s International. Any termination of the franchise agreements would have a material adverse effect on Meritage’s financial condition and results of operations.

        Personnel

        Meritage employs approximately 1,700 people of which approximately 275 are full-time employees. The Company strives to maintain quality and uniformity throughout its restaurants by continual in-service training of employees and by field visits from Company supervisors and Wendy’s International representatives. In general, the Company believes that it fosters a good working relationship with its employees.

         Competition and Industry Conditions

        Meritage operates within the quick-service restaurant ("QSR") industry. This industry is characterized by customers who are looking for convenient and quick meals that are ordered, paid for and picked up at a cash register. Within the quick-service market, the hamburger market segment comprises approximately half of the entire market (with the pizza, chicken, other sandwich, and Mexican and Asian market segments comprising a significant portion of the remainder). The hamburger market segment is dominated by McDonald’s, Burger King and Wendy’s. According to the National Restaurant

Association, the QSR industry is forecasted to have total sales of $121 billion in 2003, representing approximately 28% of the total sales for the entire restaurant industry. The restaurant industry has grown for more than 10 years, but has registered softer gains since 2000. According to the National Restaurant Association, the primary challenges facing the QSR industry in 2003 will be recruiting and retaining employees, building and maintaining sales volume, competition, a soft economy and labor costs.

         Most of the Wendy’s restaurants operated by the Company are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald’s, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. In recent years, and particularly in recent months, these competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their primary food products. While the Company has recently lowered certain of its menu prices, it does not believe that this is a profitable long-term strategy. Instead, it believes that the competitive position of a Wendy’s restaurant is ultimately enhanced by its unique qualities such as the use of fresh ground beef, a diverse menu, food prepared to order with an emphasis on quality and taste, pleasant and speedy service, and the atmosphere of its restaurants.

        The following table compares the Company’s average same-store restaurant sales (for restaurants in full operation during the given year) to all franchised domestic Wendy’s restaurants.

                      Meritage Operated          Franchised Domestic
    Fiscal Year         Restaurants                  Restaurants*
    -----------       -----------------          -------------------
       2001               $1,172,000                  $1,164,000
       2002               $1,142,000                  $1,247,000

        * Source: Wendy’s International, Inc.

        The Company intends to achieve growth by (i) developing new Wendy’s restaurants in its existing market, (ii) developing and/or acquiring Wendy’s restaurants in other markets, and (iii) increasing sales and maintaining low costs at existing Wendy’s restaurants. Some of the Company’s new stores may replace older and outdated units. The Company may also explore other acquisitions or developments that complement its Wendy’s operations.

        Risks and Governmental Regulations

         Meritage is subject to numerous uncertainties and risk factors inherent in the food service industry. These include, among others: changes in local and national economic conditions; changes in consumer tastes and concerns about the nutritional quality of quick-service food; competition and promotional price discounting; severe weather; changes in travel patterns; road construction; the cost of food, labor, fuel and energy; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; insurance costs; the availability of an adequate number of managers and hourly-paid employees; directives issued by the franchisor regarding its operations and nationally advertised pricing; the general reputation of Wendy’s restaurants; and the recurring need for renovation and capital improvements.

         Also, the Company is subject to various federal, state and local laws and governmental regulations relating to, among other things, zoning, restaurant operations, discharge of materials into the environment and minimum wages. Changes regarding minimum wage or other laws governing the Company’s relationship with its employees (e.g. overtime wages, health care coverage, employment of minors, etc.) could have an adverse effect on the Company’s operations. The Company’s restaurants are also subject to public health certification regarding the preparation and sale of food. The Company believes its operations would be adversely affected if these permits were terminated. The Company does not anticipate, however, that its permits will be terminated.

Item 2.    Properties.

        Each Wendy’s restaurant is built to specifications provided by Wendy’s International as to its exterior style and interior decor. Typical freestanding restaurants are one-story brick buildings constructed on sites of approximately 40,000 square feet, with parking for 50 to 70 vehicles. The restaurants, which range from 2,700 to 3,400 square feet, typically have a food preparation area, a dining room with seating capacity for 90 to 130 persons, and a double pick-up window for drive-through service. The dimensions and layout of three Wendy’s restaurants which are part of a combination store concept with a fuel purveyor are basically the same except that the restaurants are connected to a 3,500 square foot convenience store and gas station facility.

        Of the 46 Wendy’s restaurants that the Company operates, it (i) owns the land and buildings comprising 32 restaurants, (ii) leases the land and buildings comprising 13 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from approximately 6 to 28 years. The structures range from being brand new to approximately 28 years old. The land and buildings owned by the Company are subject to encumbrances described in “Financing and Encumbrances.”

        The Company leases approximately 7,500 square feet of office space located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan, which serves as the corporate headquarters and the registered office of the Company and its subsidiaries. The office, which is equipped with a management training facility, is located only a few hundred feet from one of the Company’s newer Wendy’s restaurants.

         The Company believes that its properties are adequately covered by insurance.

        Financing and Encumbrances

        In fiscal 1998 and 1999, the Company borrowed $11,740,000 from Captec Financial Group, Inc. ("Captec") to purchase existing Wendy’s restaurants, refinance existing restaurant indebtedness, and build new restaurants. This long-term indebtedness is secured by the real estate and equipment of 13 Company-owned Wendy’s restaurants. The Captec loans have terms ranging from fifteen to twenty years, require monthly payments of $99,980, and carry fixed interest rates that range from 7.8% to 8.5%.

         From fiscal 1999 through fiscal 2002, the Company borrowed $16,178,000 from Fleet Business Credit, LLC ("Fleet") to build and equip 15 Wendy’s restaurants. This long-term indebtedness is secured by the related real estate and equipment. The Fleet loans have 15-year terms and 20-year amortizations, require monthly payments of $138,070, and carry fixed interest rates ranging from 6.3% to 8.7%. The Company’s CEO, Robert E. Schermer, Jr., has personally guaranteed over $4.6 million of the Fleet loans. These guarantees terminate three years from the date of the loan provided certain Company financial covenants and conditions are otherwise met.

        Beginning in fiscal 2002, the Company borrowed $2,037,000 from General Electric Capital Business Asset Funding Corporation (“GE”) to build and equip two Wendy’s restaurants. This long-term indebtedness is secured by the related real estate and equipment. The GE loans have 10-year terms and 20-year amortizations, require monthly payments of $12,540, and carry floating interest rates equal to 2.55% over the 30-day LIBOR. The Company also has approximately $1,418,000 outstanding under a construction loan with GE for the development of one additional Wendy’s restaurant. This construction loan requires monthly payments of interest only at a variable interest rate equal to the 30-day LIBOR plus 2.55% until conversion into a permanent mortgage loan, after which it will have terms and rates as noted above.

        The Company also holds a $2.4 million forward commitment from GE to provide additional financing for the construction and equipment associated with the development of two additional Wendy’s restaurants, and is considering a financing proposal for up to $6 million in additional financing to develop five additional Wendy’s restaurants. Indebtedness under the commitments will be secured by the real estate and equipment of the new restaurants. The Company can choose between fixed interest rates (2.61% plus the 10-year Swap rate) or floating interest rates (2.55% over the 30-day LIBOR with an option to covert to a fixed rate during the first two years).

        In December 2002, the Company borrowed $1,225,000 from Fifth Third Bank to build and equip one new restaurant. This long-term indebtedness is secured by the related real estate and equipment. This loan has a 5-year term and graduated amortization (from 18 to 13.5 years during the term of the loan), requiring graduated monthly payments (from $8,800 to $11,000 during the term of the loan), and carry a floating interest rate equal to Fifth Third Bank’s prime rate.

        The Captec, Fleet, GE and Fifth Third loan documents contain financial covenants that require the maintenance of certain financial ratios, and requirements that limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

        Finally, the Company has a $3.5 million revolving line of credit with Fleet requiring monthly payments of interest only at a variable interest rate equal to 30-day LIBOR plus 2.5% through July 2003 when any outstanding balance will be converted to a term loan that requires 48 monthly installments of principal and interest to fully amortize the loan. In late January 2003, Fleet agreed to extend the line of credit from July 2003 to December 31, 2003. As of January 29, 2003, the outstanding balance on the line of credit is approximately $380,000.

Item 3.    Legal Proceedings.

        The Company is involved in various routine legal proceedings that are incidental to its business. Except as noted below, all of these proceedings arose in the ordinary course of the Company’s business and, in the opinion of the Company, any potential liability of the Company with respect to these legal proceedings will not, in the aggregate, be material to the Company’s financial condition or operations. The Company maintains various types of insurance standard to the industry that cover (subject to deductibles) most legal proceedings brought against the Company.

        In December 2001, the Company filed a complaint against the Michigan Department of Treasury in the Court of Claims seeking a refund of approximately $100,000 in Michigan Single Business Taxes (“SB Taxes”) paid from 1991 through 1994 associated with fees paid to the Company’s franchisor during those years (WM Limited Partnership - 1998 v. Revenue Division, Department of Treasury, State of Michigan, Case No. 01-18129-CM). The Company’s position was that the tax payments related to these fees should be refunded because Wendy’s International already paid taxes relating to these fees to the Department of Treasury, and because the fee at issue was incorrectly characterized as a “royalty” by the Department of Treasury. In September 2002, a settlement was reached wherein the Company received a full refund along with interest. The Company also received bills for unpaid SB Taxes from 1997 through 2000 of approximately $125,000 plus interest and penalties. As with the above-described tax matter for years 1991 through 1994, this matter is associated with fees paid to the franchisor that the Company believes were incorrectly characterized as a “royalty” by the Department of Treasury. A Department of Treasury Referee has been assigned to the matter and a conference will likely occur in 2003.

         In the fall of 2002, vendees under a land contract with the Company relating to the sale of a former restaurant site committed various breaches (including nonpayment of taxes and monthly installments payments). While the Company sent "cure notices" to the vendees, to date no cure has occurred. The current principal balance on the land contract is approximately $363,000. The Company intends to exercise legal and equitable remedies (including foreclosure or forfeiture proceedings).

Item 4.     Submission of Matters to a Vote of Security-Holders.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

        Market Information

        Meritage’s common shares have been listed on the American Stock Exchange under the symbol "MHG" since 1999. The following table sets forth the high and low closing sales prices reported by the American Stock Exchange for the Company’s common shares for the two most recent fiscal years.

                                                         High        Low
                                                        ------      ------
     Fiscal Year Ended December 2, 2001
     ----------------------------------
             First Quarter                              $ 2.13      $ 1.88
             Second Quarter                             $ 2.40      $ 1.89
             Third Quarter                              $ 2.48      $ 2.15
             Fourth Quarter                             $ 3.65      $ 2.03

                                                         High        Low
                                                        ------      ------
     Fiscal Year Ended December 1, 2002
     ----------------------------------
             First Quarter                              $ 5.15      $ 3.60
             Second Quarter                             $ 5.50      $ 4.59
             Third Quarter                              $ 6.70      $ 5.00
             Fourth Quarter                             $ 6.75      $ 4.95

         Holders

        As of January 29, 2003, there were approximately 630 record holders of the Company’s common shares, which the Company believes represents approximately 1,200 beneficial holders.

        Dividends

        Meritage paid no dividends on its common shares in the last two fiscal years. Because the Company intends to reinvest excess cash into the development of new Wendy’s restaurants, it does not intend to pay any dividends on common shares in fiscal 2003. In addition, certain of the Company’s loan agreements contain restrictions which may limit the Company’s ability to declare a dividend.

         Securities Authorized for Issuance Under Equity Compensation Plans

        The following is information as of January 29, 2003:

Equity Compensation Plan Information

                                                                 Number of
                                                                 securities
                                                                 remaining
                               Number of                         available
                               securities       Weighted-        for future
                                 to be           average          issuance
                              issued upon       exercise        under equity
                              exercise of       price of        compensation
                              outstanding      outstanding     plans (excluding
                               options,          options,       securities
                               warrants,         warrants      reflected in
                               and right        and rights       column (a))
     Plan Category               (a)               (b)               (c)
----------------------------  ------------     ------------    -----------------
Equity compensation
plans approved
by security holders:
  1996 Management Equity
    Incentive Plan               706,525          $ 2.67            2,504
  1996 Directors’ Share
    Option Plan (1)               62,000          $ 5.31                0
  2002 Management Equity
    Incentive Plan               223,730          $ 5.07          526,270

Equity compensation
plans not approved by
security holders:
  1999 Directors’
    Compensation Plan               (2)             (2)             (2)
  2001 Directors’ Share
    Option Plan (3)                8,000          $ 3.67          110,000
                               ---------          ------          -------

Total                          1,000,255          $ 3.38          638,774
                               =========          ======          =======
(1)	The 1996 Directors’ Share Option Plan terminated in April 2001. Certain options granted under the Plan remain outstanding.
(2)

The 1999 Directors’ Compensation Plan, as amended, was adopted by the Board of Directors in February 1999. Pursuant to the Plan, all non-employee directors receive a retainer of $1,000 for each meeting of the Board of Directors attended, and $1,000 for each committee meeting attended. The committee fees are reduced by 50% if the committee meeting is held on the same day as a Board meeting. Compensation is paid quarterly in arrears in the form of Company common shares which are priced at the average fair market value during the five trading days prior to the end of the fiscal quarter. The Plan will terminate pursuant to its terms on November 30, 2008.

(3)

The 2001 Directors’ Share Option Plan, as amended, was adopted by the Board of Directors in May 2001. The Plan provides for 120,000 common shares to be the subject of options which may be granted to non-employee directors. Under the Plan, non-employee directors are granted an option to purchase 5,000 common shares upon initial election to the Board, and another option to purchase 1,000 common shares upon each subsequent election. The committee administering the Plan may also, from time to time, grant additional options on such terms and conditions as the committee may determine. The Plan will terminate pursuant to its terms on May 15, 2006.

Item 6.     Selected Financial Data.

        In 2001, the Company elected a 52-53 week fiscal year for tax and financial reporting purposes. The fiscal year ends on the Sunday closest to November 30th. The following table sets forth the selected financial information of the Company for the fiscal years ended December 1, 2002 and December 2, 2001, and the fiscal years ended November 30, 1998, 1999 and 2000 (all of which contained 52 weeks).

(In thousands except for per share information)

                                           Fiscal Year Ended
                             ------------------------------------------------
                               2002     2001      2000       1999       1998
                             -------   -------   -------    -------   -------
SUMMARY OF OPERATIONS

Continuing operations

   Total revenue             $45,953   $38,356   $33,105    $29,752   $27,044

   Operating expenses         43,278    36,649    33,407     28,898    27,590

   Operating income (loss)     2,675     1,708      (302)       854      (546)

   Earnings (loss) from
     continuing operations       709       532    (1,353)       322    (1,374)

Discontinued operations

   Loss from operations         --        --        --         --        (479)

   Gain on disposal of
     business segment           --        --        --          150     3,711

Net earnings (loss)              709       532    (1,353)       472     1,131

Preferred stock dividends         27        27        33         40       108

Net earnings (loss) on
  common shares                  683       505    (1,386)       432     1,023

Earnings (loss) per
  common share - basic

   Earnings (loss) from
     continuing operations   $  0.13   $  0.10   $ (0.25)   $  0.05   $ (0.30)
   Net earnings (loss)       $  0.13   $  0.10   $ (0.25)   $  0.08   $  0.21

Earnings (loss) per
  common share - diluted

   Earnings (loss) from
     continuing operations   $  0.12   $  0.10   $ (0.25)   $  0.05   $ (0.30)

   Net earnings (loss)       $  0.12   $  0.10   $ (0.25)   $  0.08   $  0.21

BALANCE SHEET DATA

Property & equipment         $38,076   $28,781   $19,093    $16,684   $13,183

Net assets of discontinued
  operations                    --        --        --         --        (594)

Total assets                  46,756    37,881    27,045     25,201    24,964

Long-term obligations (1)     32,281    24,159    18,224     15,091    13,513

Stockholders’ equity           7,609     6,337     4,531      5,883     5,434

Cash dividends declared
  per common share           $  0.00   $  0.00   $  0.00    $  0.00   $  0.00

(1)    For comparative purposes, long-term obligations include current portions of long-term obligations.

Effective May 31, 1998, the Company began accounting for the operations of its former lodging industry segment as discontinued operations. The 1998 and 1999 selected financial data has been restated to reflect the former lodging industry segment as a discontinued operation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The following summarizes the results of operations for the years ended December 1, 2002, December 2, 2001 and November 30, 2000.

                                             Statements of Operations
                               -------------------------------------------------
                                    $ in Thousands           %  of Revenue
                               -------------------------  ----------------------
                                 2002     2001     2000    2002    2001    2000
                               -------  -------  -------  ------  ------  ------
Food and beverage revenue      $45,953  $38,356  $33,105  100.0%  100.0%  100.0%

Costs and expenses
  Cost of food and beverages    11,695   10,635    9,588   25.5    27.7    29.0
  Operating expenses            26,349   21,998   19,658   57.3    57.4    59.4
  General and administrative
     Restaurant operations       1,352    1,198    1,075    2.9     3.1     3.2
     Corporate level
       expenses                  1,239    1,177      813    2.7     3.1     2.5
     Michigan single
       business tax                173      205      137    0.4     0.5     0.4
  Depreciation and
    amortization                 2,288    1,717    1,401    5.0     4.5     4.2
  Goodwill amortization            182      182      182    0.4     0.5     0.5
  (Gain) loss on
     impairment of assets         --       (464)     553     --    (1.2)    1.7
                               -------  -------  -------  -----   -----   -----
     Total costs and
       expenses                 43,278   36,648   33,407   94.2    95.6   100.9
                               -------  -------  -------  -----   -----   -----

Earnings (loss) from
  operations                     2,675    1,708     (302)   5.8     4.4    (0.9)

Other income (expense)
  Interest expense              (1,982)  (1,515)  (1,361)  (4.3)   (4.0)   (4.1)
  Interest income                  100      106       98    0.2     0.3     0.3
  Miscellaneous income              33       31       70    0.1     0.1     0.2
  Loss (gain) on disposal
    of assets                     (134)     217      142   (0.3)    0.6     0.4
                               -------  -------  -------  -----   -----   -----
     Total other income
       (expense)                (1,983)  (1,161)  (1,051)  (4.3)   (3.0)   (3.2)
                               -------  -------  -------  -----   -----   -----
Earnings (loss) before
  income taxes                     692      547   (1,353)   1.5     1.4    (4.1)

Income tax benefit
  (expense)                         17      (15)    --      0.0    (0.0)     --
                               -------  -------  -------  -----   -----   -----
Net earnings (loss)            $   709  $   532  $(1,353)   1.5%    1.4%   (4.1)%
                               =======  =======  =======  =====   =====   =====

Comparison of Fiscal Years 2002 and 2001

Revenue

        Food and beverage revenue increased 19.8% in fiscal 2002 compared to fiscal 2001. This increase was almost entirely attributable to revenue from new restaurants. Quarterly revenue on a per restaurant basis for restaurants in full operation during the same quarters of fiscal 2002 and 2001 ("same store sales") is set forth below:

                                                       Increase       Increase
                            2002           2001       (Decrease)     (Decrease)%
                         ----------     ----------     ---------     -----------
Fourth Quarter           $  271,224     $  289,942     $(18,718)      (6.5)%
Third Quarter               302,937        303,959       (1,022)      (0.3)%
Second Quarter              295,328        287,763        7,565        2.6%
First Quarter               273,234        255,885       17,349        6.8%
                         ----------     ----------     --------
Year to Date             $1,142,723     $1,137,549     $  5,174        0.5%
                         ==========     ==========     ========

        The slight increase in same store sales in fiscal 2002 was attributable to (i) increased menu prices that increased the average customer ticket by approximately 2%, (ii) improved customer service times and better trained restaurant teams, and (iii) strong demand for Wendy’s new "Garden Sensations" salads introduced in January 2002. As illustrated in the table above, the Company experienced a negative sales trend over the course of fiscal 2002. Factors contributing to this trend included (i) intense promotional discounting by the Company’s major competitors, especially during the fourth quarter of fiscal 2002, (ii) a sluggish consumer spending environment, and (iii) an overall decline in the West Michigan economy including rising unemployment. These factors contributed to a decrease in customer traffic of approximately 2% in fiscal 2002 compared to fiscal 2001. This unfavorable sales trend has continued into the new fiscal year and follows the sales trend that has been reported throughout the quick-service restaurant industry. Management cautions that it is becoming increasingly difficult to accurately forecast how competitor discounting, current consumer spending trends and the current economic climate in West Michigan will affect the Company’s future revenue.

Cost of Food and Beverages

        The 7.9% reduction in cost of food and beverages from fiscal 2001 to fiscal 2002, from 27.7% of revenue to 25.5% of revenue, was largely due to improved food cost controls as the Company realized the benefits of a new food cost software program and improved operational procedures. Increased menu prices combined with declining beef and chicken costs also contributed to the second consecutive year of improvement in the cost of food and beverage percentage (this percentage has been reduced from 29.0% of revenue in fiscal 2000 to 25.5% of revenue in fiscal 2002). Most of the Company’s food products are purchased under agreements negotiated by Wendy’s International that are outside of the Company’s control. The cost of food and beverage in fiscal 2001 and 2002 were in line with or below guidelines established by the Company and Wendy’s International.

Operating Expenses

        Operating expenses in fiscal 2002, as a percentage of revenue, were consistent with fiscal 2001 (57.3% in fiscal 2002 compared to 57.4% in fiscal 2001). Specific expense categories with significant year-to-year fluctuations are presented below:

                                                                       Increase
                                            2002           2001       (Decrease)
                                            ----           ----       ----------
   As a percentage of revenue:
      Labor and related expenses            33.7           34.0         (0.3)
      Occupancy expenses                     8.6            8.8         (0.2)
      Other operating expenses               3.7            3.4          0.3

        The decrease in labor and related expenses as a percentage of revenue was primarily the result of decreases in (i) hourly wages, (ii) training labor costs, and (iii) employee health insurance costs (in May 2002 the Company moved to a self-insured health care plan). The reduction in hourly wages was partially due to a slight decrease in the Company’s average hourly wage rate of less than 1%, which followed an increase of only 2% in fiscal 2001. This wage rate trend is slightly better than that experienced by Wendy’s International on a nationwide basis, but is reflective of the weaker economy in West Michigan. These reductions were partially offset by increases in store management salaries.

         As a percentage of revenue, the decrease in occupancy expense was due to lower rent expense as the percentage of Company owned versus leased restaurants has increased over last year. Of the fourteen new stores opened since the beginning of fiscal 2001, thirteen are owned. Also, two previously leased restaurants were purchased this year. In total, 32 of 45 stores in operation at year-end were owned. The decrease in rent was partially offset by increases in property taxes, property insurance rates and utility costs.

        The increase in other operating expenses was primarily due to monthly fees for the new food cost software program implemented in January 2002 which has helped reduce food costs.

General and Administrative

        The decrease in general and administrative expenses as a percentage of revenue was primarily due to the increase in revenue. In 2001 the Company added new positions to facilitate its aggressive development plan, the costs of which were spread over higher sales volumes in 2002. General and administrative expenses for restaurant operations increased 12.8% in fiscal 2002 over fiscal 2001 while corporate level general and administrative expenses increased 5.3%. Of the increase, $47,000 was attributable to property taxes incurred on surplus land held for sale and development. The percentage increases compare favorably with the 19.8% increase in revenue. The decrease in Michigan Single Business Tax expense was due to a tax refund following the filing of amended tax returns.

Depreciation and Amortization

        Increases in depreciation and amortization expense were primarily due to the depreciation of buildings and equipment associated with new restaurants (Meritage opened fourteen new restaurants since the beginning of fiscal 2001). Meritage owns the buildings and equipment associated with thirteen of these restaurants. Meritage also acquired four restaurant properties in the last two fiscal years that were previously leased. Restaurants at two of these locations were demolished and rebuilt in fiscal 2002. Additional depreciation resulted from remodeling five restaurants since the second quarter of 2001.

Sale of Impaired Assets

        The gain on sale of impaired assets in fiscal 2001 resulted from the sale of a closed restaurant in March 2001. An impairment loss had been recognized in fiscal 2000.

Interest Expense

        The increase in interest expense was primarily related to additional long-term debt of $8.0 million in fiscal 2002 to develop new restaurants, combined with a full year of interest expense on $6.4 million of long-term debt incurred in fiscal 2001 for the development of new restaurants. This increase was partially offset by a decrease in interest expense on capital leases that are nearing maturity (fourteen months remain on the lease terms). Most of the Company’s long-term debt is at fixed interest rates. See Item 2 - Financing and Encumbrances of this report and Note F of the Company’s financial statements (beginning on page F-1) for additional details regarding the Company’s long-term debt.

(Loss) Gain on Disposal of Assets

         The loss on disposal of assets in 2002 resulted primarily from the write-off of assets located at two previously leased restaurants that were purchased in May 2002. Meritage demolished and rebuilt these restaurants in fiscal 2002. The gain on disposal of assets in 2001 resulted from the sale of surplus property. As Meritage continues to proceed with its development plan, it may from time to time acquire surplus real estate adjacent to a restaurant site that it is developing that it will attempt to sell following the development of such restaurant. While the goal is to realize a gain on the disposition of such surplus real estate, there are no assurances that this will occur. The Liquidity and Capital Resources section of this item discusses current pending sales of surplus real estate.

Comparison of Fiscal Years 2001 and 2000

Revenue

        Food and beverage revenue increased 15.9% in fiscal 2001 compared to fiscal 2000. This increase was primarily due to sales from new restaurants which provided a net increase in sales of $3,740,000 or 11.3% of the 15.9% increase. Quarterly revenue on a per restaurant basis for restaurants in operation during the same periods of fiscal 2001 and 2000 ("same store sales") is set forth below:

                                                     Increase         Increase
                        2001           2000         (Decrease)       (Decrease)%
                    ----------     ----------       ----------       -----------
Fourth Quarter      $  295,173     $  295,735        $  (562)          (0.2)%
Third Quarter          322,958        294,388         28,570            9.7%
Second Quarter         296,697        287,533          9,164            3.2%
First Quarter          257,382        255,595          1,787            0.7%
                    ----------     ----------        -------           -----
Year to Date        $1,172,210     $1,133,251        $38,959            3.4%
                    ==========     ==========        =======           =====

        The 3.4% increase in same store sales in fiscal 2001 was primarily attributable to increased menu prices that went into effect in the fourth quarter of fiscal 2000 and remained in effect throughout fiscal 2001. These price increases contributed to an increase in the average customer ticket of approximately 6%. The increase in same store sales was also attributable to a continued focus on key operating, training and productivity programs, and improved customer service times. Same store sales were negatively impacted by a decrease in customer traffic of approximately 3% in fiscal 2001 compared to fiscal 2000 due to (i) the discontinuance of certain discount card programs, (ii) competitive markets wherein the Company’s primary competitors engaged in menu price discounting, and (iii) the declining condition of the local economy. In addition, fourth quarter revenue was adversely impacted by a decline in customer traffic for several weeks following the September 11th tragedy.

Cost of Food and Beverages

         The 4.5% reduction in cost of food and beverages from fiscal 2000 to fiscal 2001, from 29.0% of revenue to 27.7% of revenue, was the result of increases in menu prices and improved food cost controls. Product cost increases somewhat offset the effect of the increased menu prices. Beef costs increased approximately 13% during this period and accounted for 22% of all food and beverage purchases in fiscal 2001. Most of the Company’s food products are purchased under agreements negotiated by Wendy’s International that are outside of the Company’s control. The cost of food and beverage in fiscal 2000 and 2001 were in line with guidelines established by the Company and Wendy’s International.

Operating Expenses

        The following table illustrates operating expense categories with significant year-to-year fluctuations:

                                           2001        2000           Decrease
   As a percentage of revenue:             ----        ----           --------
      Labor and related expenses           34.0        34.6              0.6
      Occupancy expenses                    8.8         9.2              0.4
      Advertising expenses                  4.0         5.0              1.0

         The decrease in labor and related costs as a percentage of revenue was primarily the result of reductions in crew and store management labor which occurred despite (i) increases in the average hourly rate of approximately 2%, and (ii) increases in store manager salaries in excess of 2%. The 2% increase in average hourly rate was the lowest annual increase in several years, and was slightly less than increases experienced by Wendy’s International on a nationwide basis. Increases in training costs and workers compensation expense were partially offset by a reduction in health insurance costs following a restructuring of the Company’s health insurance plan in 2001.

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

General and Administrative

        General and administrative expenses for restaurant operations increased 17.5% in fiscal 2001 over fiscal 2000, compared to the 15.9% increase in revenue. As a percentage of revenue, general and administrative expenses were 3.3% in fiscal 2000 compared to 3.4% in fiscal 2001. The increase was primarily the result of (i) increased payroll costs related to supervisory, accounting and administrative personnel added to support new store openings and operations, (ii) costs related to the Company’s office relocation and consolidation, and (iii) an increase in the use of outside computer consultants. The increase at the corporate level was due to (i) additional positions filled to facilitate the Company’s new store growth, (ii) increased incentive pay based on improved operating results in fiscal 2001, and (iii) an increase in professional and consulting fees. The increase in Michigan Single Business Tax expense was due to the Company’s improved operating results and the elimination of the capital acquisition deduction from the Michigan Single Business Tax calculation. These increases were partially offset by a reduction in public market expenses.

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

Sale of Impairment Assets

         In fiscal 2001, the Company recorded a gain on the sale of impaired assets of $464,000 that resulted from the sale of two restaurant buildings that were written down to their estimated fair market value in fiscal 2000. The property and equipment at the restaurants had been written down in fiscal 2000 after these restaurants were listed for sale, resulting in an impairment loss in fiscal 2000 of $554,000.

Interest Expense

        The increase in interest expense was primarily related to additional long-term debt of $6.4 million borrowed in fiscal 2001 to construct new restaurants, combined with a full year of interest expense on $4.4 million of long-term debt incurred in fiscal 2000 for the development of new restaurants. This increase was partially offset by a decrease in interest expense on capital leases that are nearing maturity, and the early retirement of certain equipment loans in March 2001. Nearly all of the Company’s long-term debt was at fixed interest rates. As a percentage of revenue, there was no significant change in interest expense from fiscal 2000 to fiscal 2001.

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

Liquidity and Capital Resources

Cash Flows - Fiscal Year Ended December 1, 2002

        Cash and cash equivalents ("cash") decreased $763,000 to $901,000 as of December 1, 2002:

         Net cash provided by operating activities         $  2,751,000
         Net cash used in investing activities              (12,013,000)
         Net cash provided by financing activities            8,499,000
                                                           ------------
         Net decrease in cash                              $   (763,000)
                                                           ============

        The $2,006,000 decrease in net cash provided by operating activities from fiscal 2001 to fiscal 2002 was primarily the result of the receipt of $3,000,000 in marketing funds from the Company’s primary beverage supplier in March 2001. Since then, no additional marketing funds have been received. Partially offsetting this decrease was a $1,564,000 improvement in net earnings before depreciation and amortization, and gains/losses on the disposal/impairment of assets (non-cash adjustments to net earnings). The remaining decrease was primarily due to changes in current assets and liabilities.

         Net cash used in investing activities increased $1,119,000. In fiscal 2002, the Company invested $11,923,000 in property, plant and equipment including (i) $8,342,000 used to develop new restaurants, (ii) $2,365,000 used to purchase two formerly leased restaurants and develop new restaurants on the sites, and (iii) $1,216,000 used to upgrade and remodel existing restaurants. This compares to $12,514,000 invested in 2001 in connection with (i) the development of new restaurants ($9,737,000), (ii) the purchase of two restaurants that were previously leased ($800,000), (iii) improvements to existing restaurants and offices ($881,000), and (iv) the purchase of surplus property held for sale or development ($1,096,000). In 2001, these investments in assets were offset by proceeds from the sale of assets of $1,779,000 including the sale of closed restaurant properties for $847,000 and the sale of surplus land for $932,000.

        Net cash provided by financing activities increased $1,486,000 due to (i) a $2,096,000 increase in net loan proceeds (after net increases/reductions to the Company’s line of credit) used to finance new store development, (ii) proceeds of $539,000 from a note receivable in February 2002, and (iii) a decrease in principal payments on long-term obligations including capital leases of $91,000. Also, in fiscal 2002 the Company made no open market purchases of the Company’s common stock, compared to fiscal 2001 when $239,000 of Company stock was purchased. These increases in fiscal 2002 were offset by a decrease in cash provided by financing activities of $1,505,000 from a private placement of common stock in February 2001.

Cash Flows - Fiscal Year Ended December 2, 2001

        Cash and cash equivalents ("cash") increased $876,000 to $1,664,000 as of December 2, 2001:

         Net cash provided by operating activities             $  4,756,000
         Net cash used in investing activities                  (10,893,000)
         Net cash provided by financing activities                7,013,000
                                                               ------------
         Net increase in cash                                  $    876,000

        Net cash provided by operating activities increased $4,020,000 as a result of (i) a $1,884,000 improvement in net earnings, (ii) the receipt of $3,000,000 in marketing funds from the Company’s beverage supplier, and (iii) an increase in depreciation and amortization expense of $316,000. This improvement was partially offset by an increase of $1,092,000 from the net gain associated with the impairment and disposal of assets.

         Net cash used in investing activities increased $6,338,000 and included (i) $9,737,000 used to develop new restaurants, (ii) $881,000 for upgrades and remodels at existing restaurants, (iii) the purchase of two restaurants that were previously leased for $800,000, and (iv) purchases of $1,096,000 for surplus land held for sale. This compares to $5,013,000 invested in fiscal 2000 including (i) $4,425,000 invested into new restaurants, and (ii) upgrades to existing restaurants of $588,000. These increases in investments in property and equipment from the prior year were partially offset by an increase in proceeds from the sale of assets of $1,587,000.

         Net cash provided by financing activities increased $3,985,000 primarily due to (i) a $2,704,000 increase in new borrowings for the development of new restaurants, and (ii) an increase in proceeds from the issuance of common stock of $1,476,000 associated with a private placement in February 2001. These increases were slightly offset by increases in (i) principal payments on long-term obligations including capital leases of $378,000, and (ii) open market purchases of the Company’s common stock of $206,000.

Financial Condition

         As of December 1, 2002, current liabilities exceeded current assets by $3,178,000 compared to December 2, 2001, when current liabilities exceeded current assets by $2,033,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $1,694,000 at December 1, 2002, and by $978,000 at December 2, 2001. At these dates, the ratios of current assets to current liabilities were 0.32:1 and 0.52:1, respectively. The cash flows discussion explains the decrease in cash and the primary reasons for the decrease in working capital.

         Excluding the $3,000,000 in marketing funds from the Company’s primary beverage supplier in March 2001, the increase in cash flows from existing operations in fiscal 2002 was primarily due to initiatives to effectively manage growth and operational performance including improved cost controls. Management believes that, with results similar to those experienced in fiscal 2002, Meritage can meet its obligations from existing operations, including debt service and necessary capital improvements to existing restaurants, for the foreseeable future. However, because of Meritage’s continued new store development plans and store remodel plans in fiscal 2003, certain liquidity issues remain including (i) negative cash flow experienced by new stores during the pre-opening and start-up phase of operations, (ii) the plan to continue making equity investments of 18% - 25% in new stores, and (iii) the negative sales trend experienced over the course of fiscal 2002 that has continued into fiscal 2003.

        Capital investment into existing restaurants including store remodels is estimated at approximately $1,200,000 for fiscal 2003. It is anticipated that the capital resources for this investment will be from cash generated from existing operations and proceeds generated from the sale of surplus real estate which is discussed below. Meritage plans to open up to five new restaurants during fiscal 2003 depending on availability of capital. New restaurants require an investment in real estate and equipment. Investments average approximately $1.25 million per restaurant, of which Meritage typically invests $225,000 to $300,000 of equity per restaurant. Any remaining investment will be funded through long-term financing.

        In July 2002, Meritage obtained a twelve month financing commitment from GE Capital Franchise Finance Corporation to build five new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings are secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule which permit Meritage to select either a fixed or variable interest rate. As of January 29, 2003, Meritage has financed three restaurants under this commitment at variable interest rates equal to 2.55% plus the one month LIBOR rate (adjusted monthly). These loan agreements contain covenants similar to the covenants contained in Meritage’s other existing loan agreements as described below. Meritage has received and is evaluating financing proposals containing similar terms as described above to provide additional financing for its planned new store growth.

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
  Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 5.5:1;
  Debt Service Coverage Ratio of not less than 1.2:1; and
  restrictions against using operating cash flow from the Wendy’s business for other means if such use would cause the FCCR to be less than 1.2:1.

At December 1, 2002 Meritage was in compliance with these covenants.

        The downward sales trend discussed above could have an impact on the Company’s new store development plans or may delay plans until sales rebound. In response to the decline in revenue, the Company has reduced prices on certain menu items since year-end and is considering other sales promotions to compete with the extremely intense competition currently impacting the quick-service restaurant industry. Meritage has also implemented certain cost cutting measures and will continue to emphasize cost containment while evaluating additional cost cutting measures. To lessen the negative effect that the reduction in revenue may have on profits and cash flow, non-operating cash flow is expected during the first half of fiscal 2003 on contracts for the sale of surplus real estate totaling approximately $900,000. Excluding this surplus real estate, the Company has additional surplus real estate that management believes has a market value of between $400,000 and $600,000. In addition to cash generated from existing restaurant operations and from the sale of surplus real estate, Meritage could use the following other sources to meet its current obligations in fiscal 2003:

  utilizing cash balances;
  borrowing on its $3.5 million line of credit;
  financing or deferring capital expenditures and store remodels;
  deferring new store openings;
  financing or leasing equipment packages at new restaurants; and
  selling surplus real estate that might be acquired with future restaurant sites.

        There can be no assurances, however, that Meritage will be able to complete the above activities or that completion would yield the results expected.

Critical Accounting Policies

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company’s financial statements (beginning on page F-1). These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. The material accounting policies that the Company believes are most critical to the understanding of the Company’s financial position and results of operations that require significant management estimates and judgments are discussed below.

        The Company is self-insured for health costs up to a certain stop loss level. The Company bases its estimated liability upon a review conducted by the Company and an independent broker of claims filed, and other historical data supplied by the independent broker. Because the Company has been self-insured for only a limited period (since May 2002), and because of the unpredictable nature of self-insurance, actual future events could result in adjustments to our estimated liability.

        Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Because the Company has a significant net operating loss carryforward and future taxable income is uncertain, the ability to utilize the deferred tax assets is also uncertain. Therefore a valuation allowance in the amount of the net deferred tax assets has been recorded.

        Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for machinery and equipment and up to 30 years for property. Amortization of leasehold improvements is provided over the terms of the various leases. These estimates require assumptions which are believed to be reasonable. Long-lived assets are tested for impairment annually and when an event occurs that indicates an impairment may exist.

        An accrual has been made for estimated Michigan single business taxes related to bills received from the Michigan Department of Treasury (“Treasury”) for unpaid single business taxes for fiscal years 1997 through 2001, related to fees paid to the Company’s franchisor (Wendy’s International) during those years. Among other things, the Company believes these fees have been incorrectly characterized as a “royalty” by Treasury. The estimated liability was based on the settlement of litigation between the Company and Treasury related to the same matter for fiscal years 1991 through 1994 and on the tax treatment by Treasury of other quick-service restaurant franchisees relating to the same tax issue.

Inflation and Changing Prices

        Inflation did not have a significant impact on the Company’s operations in fiscal 2002. For several years prior to fiscal 2002, the food service industry was affected by a shortage of management and hourly employees. Rising wage rates, due to that shortage, negatively impacted the Company’s prior year’s operating results. Periodic increases in food, labor and other operating expenses such as fuel and utility costs, would normally be passed on to customers in the form of price increases. However, highly competitive market conditions could limit the Company’s ability to offset higher costs through menu price increases.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

         Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 90% of its debt is at fixed interest rates which limits financial instrument risk. The Company’s three recent mortgage loans at variable interest rates contain provisions to convert to a fixed interest rate between the seventh and twenty-fourth month after the loan closing date. This would allow the company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s utilizes various purchasing and pricing techniques in an effort to minimize volatility. As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases.

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

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors, Executive Officers and Significant Employees

         The following is information concerning the current directors, executive officers and significant employees of the Company as of January 29, 2003:

                                                               Common Shares
                                                            Beneficially Owned
                                                          ----------------------
      Name and Age (1)                    Position         Amount (2) Percentage
-------------------------------- ------------------------ ----------- ----------
Robert E. Schermer, Sr.(3)(4)    Chairman of the Board       772,400       14.4%
                 67              of Directors

Robert E. Schermer, Jr.(3)(5)(6) Chief Executive Officer     678,823       12.3%
                 44              and Director

Robert E. Riley (3)(6)(7)        President and Director      647,861       11.8%
                 55

Robert H. Potts (6)              Vice President of            74,203        1.4%
                 49              Real Estate

James R. Saalfeld (6)            Vice President,              93,936        1.7%
                 35              Secretary,
                                 Treasurer and
                                 General Counsel

James P. Bishop (8)(9)           Director                     42,770         *
                 62

Joseph L. Maggini (8)(9)         Director                    253,102        4.7%
                 63

Jerry L. Ruyan (8)(9)            Director                    141,151        2.6%
                 56

All Current Executive
Officers and Directors                                     2,704,246       47.2%
as a Group (8 persons)

* Less than 1%
(1)	Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.
(2)	Includes options held by non-employee directors to acquire from 6,000 to 9,000 shares pursuant to the 1996 Directors’ Share Option Plan and the 2001 Directors’ Share Option Plan.
(3)	Executive Committee Member.
(4)	Includes 5,000 shares held by Mr. Schermer, Sr.’s wife.
(5)	Includes 6,850 shares held by Mr. Schermer, Jr. as a custodian for his minor child.
(6)

Includes options presently exercisable, or exercisable within 60 days, pursuant to the 1996 Management Equity Incentive Plan and the 2002 Management Equity Incentive Plan as follows: for Mr. Schermer, Jr. 181,682 shares, for Mr. Riley 147,661 shares, for Mr. Potts 25,500 shares, and for Mr. Saalfeld 81,659 shares.

(7)	Includes 7,500 shares held by a trust for the benefit of Mr. Riley’s wife, and 10,275 shares held by Mr. Riley’s spouse in an IRA account.
(8)	Compensation Committee Member.
(9)	Audit Committee Member.

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

         Robert E. Riley has been a director of the Company since May 2002, and has been the President of the Company since October 25, 2000. From 1984 until 1999, Mr. Riley was with Meijer Inc., a multi-billion dollar supermarket and general merchandise retailer, where he held the position of Senior Vice President, General Counsel and Secretary since 1986.

        Robert H. Potts has been Vice President of Real Estate for the Company since March 5, 2001. From 1989 to 2001, Mr. Potts was with Meijer where he held the position of Senior Counsel. Mr. Potts is a licensed member of the Michigan Bar.

        James R. Saalfeld has been Vice President, Secretary and General Counsel of the Company since March 20, 1996. Mr. Saalfeld has been Treasurer of the Company since June 2002. From 1992 until 1996, Mr. Saalfeld was with Dykema Gossett PLLC, a law firm headquartered in Detroit, Michigan. Mr. Saalfeld is a licensed member of the Michigan Bar.

         James P. Bishop has been a director of the Company since July 16, 1998. He is a CPA and the President and majority owner of the Bishop, Gasperini & Flipse, P.C. accounting firm in Kalamazoo, Michigan, where he has worked since 1973. Mr. Bishop was appointed by Michigan’s Governor to the Administrative Committee on Public Accountancy in 1993.

         Joseph L. Maggini has been a director of the Company since January 25, 1996. Since founding the company in 1974, Mr. Maggini has served as President and Chairman of the Board of Magic Steel Corporation, a steel service center located in Grand Rapids, Michigan.

        Jerry L. Ruyan has been a director of the Company since October 24, 1996. Since 1995, Mr. Ruyan has been a partner in Redwood Holdings, Inc. He is a founder, and a former officer and director, of Meridian Bioscience, Inc., a producer of medical diagnostic products. In addition, Mr. Ruyan is Chairman of the Board of Schonstedt Instrument Company, and from October 1999 to February 2002, Mr. Ruyan served as Chairman and CEO of Hemagen Diagnostics, Inc. (HMGN:NAS), a manufacturer of medical diagnostic test kits.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the Company’s common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 2002 all filing requirements were met except for Mr. Schermer, Sr. who untimely reported a purchase of 1,000 common shares owned by his wife.

Item 11.    Executive Compensation.

         The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000 in fiscal 2002:

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                  ANNUAL COMPENSATION    LONG-TERM COMPENSATION
                                 ---------------------  ------------------------
                                                        Securities
     Name and             Fiscal               (1)      Underlying  Other Annual
  Principal Position       Year    Salary     Bonus      Options    Compensation
------------------------- ------ ----------- ---------- ---------- -------------
Robert E. Schermer, Jr.   2002   $172,000(2) $39,715      71,631        ---
Chief Executive Officer   2001   $150,500(2) $34,848      90,000        ---
                          2000   $136,585    $  --        20,205        ---

Robert E. Riley           2002   $170,150(2) $39,715      71,631        ---
President                 2001   $145,000    $34,848     190,000        ---
                          2000   $ 21,367(3) $  --         ---          ---

James R. Saalfeld         2002   $113,096    $25,860      54,018        ---
Vice President, General   2001   $107,125    $22,616      27,500        ---
Counsel, Secretary        2000   $ 93,817    $ 5,000       ---          ---
and Treasurer

Robert H. Potts           2002   $112,346    $25,860      22,000        ---
Vice President of         2001   $ 74,136(3) $17,366(3)   15,000        ---
Real Estate
(1)	Includes bonuses earned during the fiscal year but paid in the next fiscal year.
(2)	Also received an annual automobile allowance.
(3)	Reflects salary and bonus for partial year of employment.

        Stock Options

         The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary Compensation Table and the appreciation of such options:

                          OPTION GRANTS IN FISCAL 2002
--------------------------------------------------------------------------------------
                                                                         Potential
                                                                        Realizable
                                                                         Value at
                                   % of Total                          Assumed Annual
                                    Options                              Rates of
                         Number of  Granted                             Stock Price
                        Securities    to                              Appreciation for
                        Underlying Employees  Exercise                  Option Term
                         Options   in Fiscal  Price ($   Expiration ------------------
      Name               Granted    2002      per share)   Date          5%     10%
----------------------- ---------- ---------- ---------- ---------- --------- --------
Robert E. Schermer, Jr.   71,631    28.0%        (1)        (1)      $217,338 $550,773

Robert E. Riley           71,631    28.0%        (1)        (1)      $217,338 $550,773

James R. Saalfeld         54,018    21.1%        (2)        (2)      $161,359 $408,913

Robert H. Potts           22,000     8.6%        (3)        (3)       $57,440 $145,564
(1)

Messrs. Schermer and Riley each received two separate option grants during fiscal 2002: (a) 16,275 shares with an exercise price of $3.68 and an expiration date of 12/18/11, and (b) 55,356 shares with an exercise price of $5.16 and an expiration date of 5/21/12.

(2)

Mr. Saalfeld received two separate option grants during fiscal 2002: (a) 15,000 shares with an exercise price of $3.68 and an expiration date of 12/18/11, and (b) 39,018 shares with an exercise price of $5.16 and an expiration date of 5/21/12.

(3)

Mr. Potts received two separate option grants during fiscal 2002: (a) 15,000 shares with an exercise price of $3.68 and an expiration date of 12/18/11, and (b) 7,000 shares with an exercise price of $5.16 and an expiration date of 5/21/12.

         FISCAL 2002 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
--------------------------------------------------------------------------------
                                          Number of             Value of
                                          Securities           Unexercised
                                          Underlying           In-the-Money
                                          Unexercised           Options
                        Shares            Options at            at Fiscal
                       Acquired            Year End             Year End
           Name           on     Value    Exercisable/        Exercisable/
                       Exercise Realized  Unexercisable       Unexercisable
---------------------- -------- -------- ----------------  -------------------
Robert E. Schermer, Jr    ---     ---   155,248 / 121,588  $335,993 / $229,339

Robert E. Riley           ---     ---   115,176 / 146,455  $265,292 / $311,205

James R. Saalfeld         ---     ---    67,177 / 52,082   $140,375 / $53,390

Robert H. Potts           ---     ---    13,000 / 24,000   $28,313 / $38,588

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

        Other than certain of the Company’s directors and officers as identified in Item 10 above, no other shareholders are known by the Company to beneficially own 5% or more of the Company’s outstanding common shares as of January 29, 2003, except for Peter D. Wierenga who reported beneficial ownership of 271,109 (5.0%) on November 9, 2000. Mr. Wierenga’s business address is reported in his Schedule 13D as 3703 S. Division Ave., Grand Rapids, Michigan 49503.

        As required by Item 201(d) of Regulation S-K, the Company incorporates in this Item 12 the Equity Compensation Plan Information table contained in Item 5 of this report.

Item 13.    Certain Relationships and Related Transactions.

         No new items to report.

Item 14.     Controls and Procedures.

        As of December 1, 2002, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Office, President, General Counsel and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management including the Chief Executive Office, President, General Counsel and Controller, concluded that the Company’s disclosure controls and procedures were effective as of December 1, 2002. There have been no significant changes to the Company’s internal controls or other factors that could significantly affect internal controls subsequent to December 1, 2002.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
---------- ---------------------------------------------------------------------
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

  10.11    Sample Guaranty with Fleet Business Credit Corporation (5).

  10.12    Line of Credit, Term Loan & Security Agreement with Fleet Business
           Credit Corporation (6).

  10.13    Promissory Note for Line of Credit with Fleet Business Credit
           Corporation (6).

  10.14    Sample Promissory Note with GE Capital Franchise Finance Corporation
           (7).

  10.15    Sample Mortgage with GE Capital Franchise Finance Corporation (7).

  10.16    Sample Guaranty with GE Capital Franchise Finance Corporation (7).

  10.17    Sample Construction Loan Agreement with GE Capital Franchise Finance
           Corp. (8).

  10.18    Consent Agreement dated May 16, 1997 between  Wendy’s  International,
           Inc., Wendy’s of Michigan, Meritage Hospitality Group Inc., MHG
           Food Service Inc., Meritage Capital Corp., MCC Food Service Inc.,
           Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit
           Franchise Agreement, Guaranties, and Release of Claims attached as exhibits (9).

  10.19    Agreement and Consent dated August 7, 1998 between WM Limited
           Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service
           Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E.
           Schermer, Jr., and Christopher B. Hewett (4).

  10.20    Agreement and Consent  dated  December  16,  1998  between WM Limited
           Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service
           Inc., Meritage Capital Corp., MCC Food Service Inc., S & Q Management,
           LLC, Robert E. Schermer, Jr., Christopher B. Hewett, and Ray E. Quada
           (10).

  10.21    Agreement and Consent dated June 11, 2001 between WM Limited Partnership
           - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc.,  RES
           Management,  LLC, S & Q  Management, LLC, Robert E. Schermer, Jr. and
           The Estate of Ray E. Quada (11).

  10.22    Sample  indemnification  agreement  for officers and directors of the
           Company (12).

  10.23    Indemnification  Agreement  dated  February 18, 2002 among Meritage
           Hospitality Group Inc., MHG Food Service Inc., WM Limited Partnership
           - 1998, RES  Management,  LLC, and Robert E. Schermer, Jr. (11).

  10.24    Guaranty  by Meritage  Hospitality Group Inc. to Huntington  National
           Bank dated March 1,  2002  relating  to  Promissory Note by Robert E.
           Schermer, Jr. to Huntington National Bank (13).

                        Management Compensatory Contracts

  10.25    Amended 1996 Management Equity Incentive Plan (14).

  10.26    Amended 1996 Directors’ Share Option Plan (9).

  10.27    Amended 2001 Directors’ Share Option Plan (11).

  10.28    Amended 1999 Directors’ Compensation Plan (15).

  10.29    2002 Management Equity Incentive Plan (16).

                       ----------------------------------

 21        Subsidiaries of the Registrant (11).

 23        Consent of Grant Thornton LLP (8).

Exhibits previously filed and incorporated by reference from:

(1)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended May 31, 2000.
(2)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended June 2, 2002.
(3)	The Annual Report on Form 10-K for the Company’s fiscal year ended November 30, 1996.
(4)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended August 31, 1998.
(5)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended May 31, 1999.
(6)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended August 31, 2000.
(7)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended September 1, 2002.
(8)	Filed herewith.
(9)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended May 31, 1997.
(10)	The Annual Report on Form 10-K for the Company’s fiscal year ended November 30, 1998.
(11)	The Annual Report on Form 10-K for the Company’s fiscal year ended December 2, 2001.
(12)	The Annual Report on Form 10-K for the Company’s fiscal year ended November 30, 1997.
(13)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended March 3, 2002.
(14)	The Annual Report on Form 10-K for the Company’s fiscal year ended November 30, 2000.
(15)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended May 31, 2001.
(16)	Registration Statement No. 333-88876 on Form S-8 filed with the SEC on May 23, 2002.

        (b)    Reports on Form 8-K.

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 7, 2003	MERITAGE HOSPITALITY GROUP INC. By /s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                      Title                          Date
---------------------------    -----------------------------    ----------------

/s/ Robert E. Schermer, Sr.    Chairman of the Board            February 7, 2003
---------------------------    of Directors
Robert E. Schermer, Sr.

/s/ Robert E. Schermer, Jr.    Chief Executive Officer          February 7, 2003
---------------------------    and Director
Robert E. Schermer, Jr.        (Principal Executive Officer)

/s/ Robert E. Riley            President and Director           February 7, 2003
--------------------------
Robert E. Riley

/s/ William D. Badgerow        Controller (Principal            February 7, 2003
--------------------------     Financial & Accounting
William D. Badgerow            Officer

/s/ James P. Bishop            Director                         February 7, 2003
--------------------------
James P. Bishop

/s/ Joseph L. Maggini          Director                         February 7, 2003
--------------------------
Joseph L. Maggini

/s/ Jerry L. Ruyan             Director                         February 7, 2003
--------------------------
Jerry L. Ruyan

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Robert E. Schermer, Jr., the principal executive officer of Meritage Hospitality Group Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Meritage Hospitality Group Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003	/s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Principal Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, William D. Badgerow, the principal financial officer of Meritage Hospitality Group Inc., certify that:

        1.    I have reviewed this annual report on Form 10-K of Meritage Hospitality Group Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 7, 2003	/s/William D. Badgerow William D. Badgerow (Principal Financial Officer)

Certification of Chief Executive Officer
Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
ss. 906 of the Sarbanes-Oxley Act of 2002

        In connection with the filing with the Securities and Exchange Commission of the Annual Report of Meritage Hospitality Group Inc. (the "Company") on Form 10-K for the period ending December 1, 2002 (the "Report"), I, Robert E Schermer, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 7, 2003	MERITAGE HOSPITALITY GROUP INC. By: /s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
ss. 906 of the Sarbanes-Oxley Act of 2002

         In connection with the filing with the Securities and Exchange Commission of the Annual Report of Meritage Hospitality Group Inc. (the "Company") on Form 10-K for the period ending December 1, 2002 (the "Report"), I, William D. Badgerow, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 7, 2003	MERITAGE HOSPITALITY GROUP INC. By: /s/William D. Badgerow William D. Badgerow (Chief Financial Officer)

INDEX TO FINANCIAL STATEMENTS

Meritage Hospitality Group Inc. and Subsidiary                              Page
                                                                            ----
Report of Independent Certified Public Accountants .........................F-2

Financial Statements

Report of Independent Certified Public Accountants

Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiary as of December 1, 2002 and December 2, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 1, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiary as of December 1, 2002 and December 2, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Southfield, Michigan
December 19, 2002

(except for Note F, of which the date is January 31, 2003)

Meritage Hospitality Group Inc. and Subsidiary
Consolidated Balance Sheets
December 1, 2002 and December 2, 2001

ASSETS

                                                   December 1,    December 2,
                                                       2002          2001
                                                   -----------   -----------
Current Assets
    Cash and cash equivalents                      $   901,113   $ 1,663,900
    Receivables                                        235,766       129,162
    Inventories                                        208,197       202,708
    Prepaid expenses and other current assets          161,189       201,885
                                                   -----------   -----------
                 Total Current Assets                1,506,265     2,197,655

Property, Plant and Equipment, net                  38,076,198    28,780,582

Other Assets
    Note receivable                                    362,994       362,736
    Assets held for sale                               728,383       472,725
    Goodwill, net of amortization of $879,874
       and $698,345, respectively                    4,429,849     4,611,378
    Franchise costs, net of amortization of
       $129,943 and $93,917, respectively              995,057       881,083
    Financing costs, net of amortization of
       $90,466 and $64,108, respectively               591,475       477,787
    Deferred charges and other assets                   65,423        96,889
                                                   -----------   -----------
                 Total Other Assets                  7,173,181     6,902,598
                                                   -----------   -----------
                 Total Assets                      $46,755,644   $37,880,835
                                                   ===========   ===========

Meritage Hospitality Group Inc. and Subsidiary

Consolidated Balance Sheets - Continued

December 1, 2002 and December 2, 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

                                                     December 1,    December 2,
                                                        2002            2001
                                                    ------------    ------------
Current Liabilities
  Current portion of long-term obligations          $  1,141,281    $    748,444
  Current portion of obligations under
    capital lease                                        341,993         306,305
  Trade accounts payable                               1,466,713       1,583,295
  Income taxes payable                                      --            17,264
  Accrued liabilities                                  1,733,840       1,575,278
                                                      ----------      ----------
    Total Current Liabilities                          4,683,827       4,230,586

Long-Term Obligations                                 30,736,582      22,701,377

Obligations Under Capital Lease                           60,749         402,742

Deferred Revenue                                       3,665,137       4,209,108

Commitments and Contingencies
  (Notes H, I, K, O and P)                                  --              --

Stockholders’ Equity
  Preferred stock - $0.01 par value
     shares authorized: 5,000,000; 200,000
       shares designated as Series A
       convertible cumulative preferred stock
     shares issued and outstanding:
       29,520 (liquidation value - $295,200)               295             295
  Common stock - $0.01 par value
     shares authorized: 30,000,000
     shares issued: 5,900,351 and
       5,878,413, respectively
     shares outstanding:5,342,800 and
       5,323,799, respectively                          53,428          53,238
  Additional paid in capital                        13,584,800      13,534,302
  Note receivable from sale of shares                     --          (538,900)
  Accumulated deficit                               (6,029,174)     (6,711,913)
                                                    ----------      ----------
    Total Stockholders’ Equity                       7,609,349       6,337,022
                                                    ----------      ----------
    Total Liabilities and Stockholders’ Equity    $ 46,755,644    $ 37,880,835
                                                    ===========     ==========

   The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

                                           2002          2001           2000
                                       -----------   -----------    ------------
Food and beverage revenue              $45,952,990   $38,356,360    $33,104,982

Cost and expenses
  Cost of food and beverages            11,695,390    10,634,688      9,587,701
  Operating expenses                    26,348,642    21,998,347     19,657,914
  General and administrative
    expenses                             2,763,970     2,580,966      2,024,949
  Depreciation and amortization          2,469,796     1,898,615      1,582,613
  (Gain) loss on impairment
    of assets                               -           (463,952)       553,549
                                       -----------   -----------    ------------
    Total cost and expenses             43,277,798    36,648,664     33,406,726
                                       -----------   -----------    ------------
Earnings (loss) from operations          2,675,192     1,707,696       (301,744)

Other income (expense)
  Interest expense                      (1,981,855)   (1,514,861)    (1,360,986)
  Interest income                           99,961       105,708         98,004
  Miscellaneous income                      33,356        30,975         69,797
  (Loss) gain on disposal of assets       (134,347)      217,064        142,167
                                       -----------   -----------    ------------
    Total other expense                 (1,982,885)   (1,161,114)    (1,051,018)
                                       -----------   -----------    ------------
    Earnings (loss) before
       income taxes                        692,307       546,582     (1,352,762)

Income tax benefit (expense)
   - current                                17,000       (15,000)          -
                                       -----------   -----------    ------------
    Net earnings (loss)                    709,307       531,582     (1,352,762)

Preferred stock dividends                   26,568        26,568         33,318
                                       -----------   -----------    ------------
Net earnings (loss) on common shares   $   682,739   $   505,014    $(1,386,080)
                                       ===========   ===========    ===========

Earnings (loss) per common
   share - basic                       $       .13    $      .10     $     (.25)
                                       ===========   ===========    ===========
Earnings (loss) per common
   share - diluted                     $       .12    $      .10     $     (.25)
                                       ===========   ===========    ===========
Weighted average shares
   outstanding - basic                   5,332,134     5,236,149      5,489,710
                                       ===========   ===========    ===========
Weighted average shares
   outstanding - diluted                 5,685,789     5,287,007      5,489,710
                                       ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

                                                                Note
                            Series A                          Receivable
                          Convertible            Additional     From
                           Preferred   Common     Paid-In      Sale of    Accumulated
                             Stock     Stock      Capital       Shares       Deficit       Total
                           ---------  --------  -----------  ------------ ------------  -------------
Balance at
December 1, 1999              $445    $57,519   $13,316,795  $(1,660,962) $(5,830,847)   $ 5,882,950

Issuance of 30,464 shares
  of common stock              --         304        67,437         --           --           67,741
Transfer of 15,000
  shares of convertible
  preferred shares for
  80,001 common shares        (150)       800          (650)        --           --             --
Surrender of 1,392,858
  common shares for
  note receivable              --     (13,929)   (1,647,033)   1,660,962         --             --
Purchase of 14,600
  shares of
  common stock                 --        (146)      (33,292)        --           --          (33,438)
Preferred stock
  dividends paid               --         --            --          --        (33,318)       (33,318)
Net loss                       --         --            --          --     (1,352,762)    (1,352,762)
                             -----    -------    ----------    ----------  ----------     ----------
Balance at November 30,
  2000                         295     44,548    11,703,257         --     (7,216,927)     4,531,173

Issuance of 978,211
  shares of common
  stock                        --       9,783     2,068,341     (538,900)        --        1,539,224
Purchase of 109,296
  shares of
  common stock                 --      (1,093)     (237,296)        --           --         (238,389)
Preferred stock
  dividends paid               --         --            --          --        (26,568)       (26,568)
Net earnings                   --         --            --          --        531,582        531,582
                             -----    -------    ----------    ----------  ----------     ----------
Balance at December 2, 2001   $295    $53,238   $13,534,302  $  (538,900) $(6,711,913)   $ 6,337,022

Meritage Hospitality Group Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

                                                      Note
                     Series A                       Receivable
                   Convertible         Additional     From
                    Preferred   Common   Paid-In     Sale of    Accumulated
                      Stock     Stock    Capital      Shares       Deficit     Total
                   ----------- ------- ----------- -----------  -----------  ----------
Balance at
December 3, 2001      $295     $53,238 $13,534,302 $(538,900)   $(6,711,913) $6,337,022

Payment received
  on note
  receivable
  from sale of
  common stock          -           -           -    538,900            -       538,900
Issuance of
  19,001 shares
  of common
  stock                 -          190      50,498       -              -        50,688
Preferred stock
  dividends paid        -           -           -        -          (26,568)    (26,568)
Net earnings            -           -           -        -          709,307     709,307
                      ----     ------- ----------- ---------    -----------   ---------
Balance at
December 1, 2002      $295     $53,428 $13,584,800 $     -      $(6,029,174) $7,609,349
                      ====     ======= =========== =========    ===========  ==========

   The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

                                            2002         2001         2000
                                       ------------  ------------  -------------
Cash Flows From Operating Activities
  Net earnings (loss)                  $    709,307  $    531,582  $ (1,352,762)
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided by operating activities
      Depreciation and amortization       2,469,796     1,898,615     1,582,613
      Compensation paid by issuance
        of common stock                      28,000        34,478        38,991
      Loss (gain) on disposal of assets     134,347      (217,064)     (142,167)
      (Gain) loss on impairment
         of assets                             --        (463,952)      553,549
      (Decrease) increase in deferred
        revenue                            (543,971)    2,422,985       (88,305)
      Decrease (increase) in current
       assets
        Receivables                        (106,604)      (69,557)       21,634
        Inventories                          (5,489)       25,315       (20,460)
        Prepaid expenses and other
          current assets                     40,696       (34,517)       (7,691)
      Increase (decrease) in current
        liabilities
        Trade accounts payable             (116,582)      206,953       130,663
        Income taxes payable                (17,264)       15,000        (2,736)
        Accrued liabilities                 158,562       406,570        22,952
                                        -----------   -----------    -----------
          Net cash provided by
            operating activities          2,750,798     4,756,408       736,281

Cash Flows From Investing Activities
  Proceeds from disposal of assets           41,436     1,779,056       192,500
  Proceeds from insurance - fire               --            --          84,000
  Purchase of property, plant and
    equipment                           (11,916,966)  (11,418,474)   (5,133,408)
  Purchase of assets held for sale           (5,658)   (1,095,578)         --
  Payment for franchise agreement          (150,000)     (175,000)      (75,000)
  Collection on notes receivable               --            --         475,000
  Decrease (increase) in deferred
    charges and other assets                 18,392        16,337       (99,200)
                                        -----------   -----------    -----------
          Net cash used in
            investing activities        (12,012,796)  (10,893,659)   (4,556,108)

Meritage Hospitality Group Inc. and Subsidiary

Consolidated Statements of Cash Flows - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

                                       2002          2001           2000
                                   -----------   ------------   -------------
Cash Flows From Financing
Activities
  Proceeds from long-term
    obligations                    $ 8,005,871    $ 6,441,453    $ 4,419,589
  Proceeds from borrowings
    on line of credit                3,295,238      2,650,000           --
  Principal payments on
    long-term obligations             (791,996)      (831,576)      (483,321)
  Payments on line of credit        (2,081,071)    (1,967,500)          --
  Payments of financing costs         (157,546)      (160,995)       (66,366)
  Payments on obligations
    under capital lease               (306,305)      (357,767)      (328,236)
  Payments on notes payable               --             --         (475,000)
  Proceeds from issuance of
    common stock                        22,688      1,504,746         28,750
  Purchase of common stock                --         (238,389)       (33,438)
  Payment received on note
    receivable                         538,900           --             --
  Preferred stock dividends paid       (26,568)       (26,568)       (33,318)
                                     ---------        -------      ---------
     Net cash provided by
       financing activities          8,499,211      7,013,404      3,028,660
                                     ---------        -------      ---------
     Net increase (decrease)
       in cash                        (762,787)       876,153       (791,167)

Cash and cash equivalents
  - beginning of year                1,663,900        787,747      1,578,914
                                     ---------        -------      ---------

Cash and cash equivalents
  - end of year                    $   901,113    $ 1,663,900    $   787,747
                                   ===========    ===========    ===========

Supplemental Cash Flow
Information
  Cash paid for interest           $ 1,956,000    $ 1,499,000    $ 1,358,000
  Cash paid for income taxes       $      --      $      --      $     2,736

Schedule of Non-Cash Investing
  and Financing Activities

Sale of impaired asset
  Selling price of asset           $      --      $   400,000    $      --
  Note receivable obtained
    from buyer                            --          365,000           --
                                     ---------        -------      ---------
  Cash down payment received
    from buyer                     $      --      $    35,000    $      --
                                   ===========    ===========    ===========
Issuance of 250,000 shares
  of common stock in exchange
  for note receivable              $      --      $   538,900    $      --
                                   ===========    ===========    ===========
Transfer of 15,000 shares of
  convertible preferred stock
  into 80,001 shares of common
  stock in 2000.

   The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note A - Nature of Business and Significant Accounting Policies

The Company currently conducts its business in the quick-service restaurant industry operating 45 Wendy’s Old Fashioned Hamburgers restaurants under franchise agreements with Wendy’s International, Inc. All operations of the Company are located in Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MHG Food Service Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories consist of restaurant food items, beverages and serving supplies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for machinery and equipment and up to 30 years for property. Amortization of leasehold improvements is provided over the terms of the various leases.

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

Franchise Agreement Costs

Costs capitalized under the Company’s franchise agreements are amortized using the straight-line method over the terms of the individual franchise agreements including options to renew.

Financing Costs

Financing costs are amortized using the straight-line method over the terms of the various loan agreements.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note A - Nature of Business and Significant Accounting Policies (Continued)

Goodwill and Long-Lived Assets

The cost in excess of net assets acquired (goodwill) is amortized using the straight-line method over thirty years (the term of the franchise agreements including options to renew). The Company performs a review for impairment of goodwill and long-lived assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Undiscounted estimated future cash flows of an asset are compared with its carrying value, and if the cash flows are less than the carrying value, an impairment loss is recognized (see Recently Issued Accounting Standards under Note A). In 2002, there was no impact to the financial statements due to this review. However, in 2001 the Company recorded a gain on the sale of impaired assets of $463,952. This gain resulted from the sale of two restaurant buildings that were written down to estimated fair market value in 2000. In 2000, the Company closed one of these restaurants and listed the other restaurant for sale due to the opening of a new restaurant in the same market area. The property and equipment owned by the Company at these locations were written down to an estimated fair market value resulting in an impairment loss in 2000 of $553,549.

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

Advertising Costs and Other Franchise Fees

Fees due under the Company’s franchise agreements and advertising costs are based primarily on a percentage of monthly food and beverage revenue. These costs are charged to operations as incurred. Advertising expense was approximately $1,838,000, $1,521,000 and $1,667,000 for the years ended December 1, 2002, December 2, 2001, and November 30, 2000, respectively.

Credit Risk

The Company maintains cash deposits in excess of federally insured limits of $100,000.

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

Stock-Based Compensation

For stock options granted under the Company’s stock option plans (see Note N), the Company follows the provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and accordingly, recognizes no compensation expense for these option grants.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note A - Nature of Business and Significant Accounting Policies (Continued)

Recently Issued Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

-	All business combinations initiated after June 30, 2001, must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

-	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights, or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

-	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Beginning in fiscal year 2003, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

-	Beginning in fiscal year 2003, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

-	All acquired goodwill must be assigned to reporting units for purposes of impairment testing.

The Company is in the process of determining the impact of these pronouncements on its financial statements.

In December 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Company does not expect this pronouncement to have an impact on its financial statements.

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

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note A - Nature of Business and Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”. This statement amends SFAS No. 13, “Accounting for Leases’, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modification that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal 2003.

In June 2002, the FASB issues SFAS No. 146, “Accounting for Exit or Disposal Activities”. This statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with the exit and disposal activities, including restructuring activities, that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This statement also addresses accounting and reporting standards for costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement or an individual deferred-compensation contract. This statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of evaluating the impact of this statement on its financial statements and will adopt the provisions of this statement in the first quarter of fiscal 2003.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments which include cash and cash equivalents, receivables, notes receivable, trade accounts payable and long-term obligations, approximate their fair values.

Self-Insurance

The Company is self-insured for health costs up to a certain stop loss level. The estimated liability is based upon a review by the Company and an independent broker of claims filed and claims incurred but not reported.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note A - Nature of Business and Significant Accounting Policies (Continued)

Fiscal Period

The Company has elected a 52/53 week fiscal period for tax and financial reporting purposes. The fiscal period ends on the Sunday closest to November 30. The three years in the period ended December 1, 2002 each contained 52 weeks.

Earnings (Loss) Per Common Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended December 1, 2002, December 2, 2001, and November 30, 2000:

                                           2002           2001          2000
                                           ----           ----          ----

Numerators
  Earnings (loss) from continuing
    operations                          $  709,307    $  531,582    $(1,352,762)
  Less preferred stock dividends            26,568        26,568         33,318
                                        ----------    ----------    -----------
  Earnings (loss) on common shares -
    basic and diluted                   $  682,739    $  505,014    $(1,386,080)
                                        ==========    ==========    ============

Denominators
  Weighted average common shares
    outstanding - basic                  5,332,134     5,236,149      5,489,710

  Effect of dilutive securities
    Stock options                          353,655        50,858          -
                                         ---------     ---------      ----------
  Weighted average common shares
    outstanding - diluted                5,685,789     5,287,007      5,489,710
                                         =========     =========      =========

For 2002, 2001 and 2000, convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion would be antidilutive. For 2000, exercisable stock options were not included in the computation of diluted earnings per share because the exercise of stock options would be antidilutive.

Note B - Financial Statement Presentation

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note C - Property, Plant and Equipment

Property, plant and equipment are summarized as follows at December 1, 2002 and December 2, 2001:

                                                         2002            2001
                                                         ----            ----

   Land and improvements                             $14,791,974    $10,050,918
   Buildings and improvements                         15,777,169     12,129,702
   Furnishings and equipment                          10,237,452      8,419,624
   Leasehold improvements                              1,090,097      1,154,861
   Leased property/capital leases                        983,292        983,292
   Construction in progress                            1,584,649        444,544
                                                     -----------    -----------
                                                      44,464,633     33,182,941
   Less accumulated depreciation and amortization     (6,388,435)    (4,402,359)
                                                     ------------   -----------
                                                     $38,076,198    $28,780,582
                                                     ===========    ===========

Depreciation and amortization expense was approximately $2,196,000, $1,638,000, and $1,332,000 for the years ended December 1, 2002, December 2, 2001, and November 30, 2000, respectively.

Note D - Note Receivable

Note receivable consisted of the following at December 1, 2002 and December 2, 2001:

                                                           2002          2001
                                                           ----          ----
Land contract receivable, collateralized by
land and building, requiring monthly payments
of $2,678 including interest at 8.0% from
March 2002 through February 2004, when the
remaining balance is due.                                $362,994      $365,000

Less current portion                                          -           2,264
                                                         --------      --------
                                                         $362,994      $362,736
                                                         ========      ========
Note E - Accrued Liabilities

Accrued liabilities consist of the following at December 1, 2002 and December 2, 2001:

                                                         2002          2001
                                                         ----          ----
         Payroll and related payroll taxes           $  920,511    $  894,008
         Property taxes                                 452,520       367,518
         Interest expense                               130,639       105,090
         Other expenses                                 230,170       208,662
                                                     ----------    ----------
                                                     $1,733,840    $1,575,278
                                                     ==========    ==========

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note F - Long-Term Obligations

Long-term obligations consist of the following at December 1, 2002 and December 2, 2001:

                                                            2002        2001
                                                        -----------  -----------
Mortgage notes payable, due in monthly installments
totaling $241,859  including  interest  at fixed and
variable  rates ranging  from 3.99% to 8.70% (with
an average rate of 7.30%) maturing from October 2012
through November 2019. Certain of these notes are
partially  guaranteed  by an officer of the Company.    $28,233,946  $19,267,717

Notes payable, due in monthly installments totaling
$10,802 including interest at 8.15% through
September 2013.                                             930,514      981,999

Fixed rate equipment notes payable, due in monthly
installments totaling $14,413 including interest
ranging from 8.02% to 8.39% maturing from June 2006
through December 2007.                                      619,553      736,793

Variable rate equipment notes payable, requiring
monthly payments of principal increasing from
$8,066 to $11,241 over the remaining terms of the
notes, plus interest equal to the 30 day commercial
paper plus 2.5% (total rate at December 1, 2002,
3.69%), maturing from January 2007 through December
2007.                                                       544,704      636,242

Amount payable under $3.5 million  revolving line of
credit, requiring monthly payments of interest only at
a variable interest rate equal to 30 day LIBOR plus 2.5%
(total rate at December 2, 2001, 3.94%) through December
2003, when any outstanding principal will be converted
to a term loan requiring 48 monthly installments of
principal and interest.                                     362,135    1,000,000

Construction loan payable, with interest accruing at a
variable interest rate equal to 30 day LIBOR plus 2.75%
(total rate at December 1, 2002, 4.19%) until conversion
to a permanent  mortgage loan; the permanent mortgage
loan will require monthly installments of principal and
interest based on a 20 year amortization and a variable
interest rate equal 30 day LIBOR plus 2.55% at the time
of conversion. The loan will mature 10 years from the
time of conversion.                                       1,187,011      827,070
                                                        -----------  -----------
                                                         31,877,863   23,449,821
Less current portion                                      1,141,281      748,444
                                                        -----------  -----------
                                                        $30,736,582  $22,701,377
                                                        ===========  ===========

Substantially all property, plant and equipment owned by the Company is pledged as collateral.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note F - Long-Term Obligations (Continued)

Minimum principal payments on long-term obligations to maturity as of December 1, 2002 are as follows:

                        2003                            $ 1,141,281
                        2004                              1,342,236
                        2005                              1,451,785
                        2006                              1,558,310
                        2007                              1,589,422
                    Thereafter                           24,794,829
                                                         ----------
                                                        $31,877,863
                                                        ===========

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At December 1, 2002 the Company was in compliance.

Note G - Income Taxes

Deferred tax assets and liabilities at December 1, 2002 and December 2, 2001 consist of the following:

                                                        2002             2001
                                                        ----             ----
         Deferred tax assets:
             Net operating loss carryforwards        $1,444,000    $ 1,378,000
             AMT credit carryforward                    141,000        141,000
             Goodwill                                   199,000        137,000
             Asset impairment                            22,000         11,000
             Accrued compensation                        11,000         11,000
             Accrued expenses                             3,000          5,000
             Contribution carryover                      73,000         73,000
                                                      ---------      ---------

                                                      1,893,000      1,756,000
         Deferred tax liabilities:
             Property and equipment - cost basis        (81,000)       (81,000)
             Depreciation                              (705,000)      (231,000)
             Amortization                               (43,000)       (32,000)
             Capital leases                            (144,000)       (96,000)
             Other                                       (2,000)          -
                                                      ----------     ---------
                                                       (975,000)      (440,000)

         Less valuation allowance                      (918,000)    (1,316,000)
                                                     ----------    ------------
         Net deferred tax liability                  $     -       $      -
                                                     ==========    ============

The net operating loss carryforwards expire through years ending in 2022.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note G - Income Taxes (Continued)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows for the years ended December 1, 2002, December 2, 2001, and November 30, 2000:

                                              2002         2001           2000
                                              ----         ----           ----

Tax expense (benefit) at statutory rates
    applied to income before federal
    income tax                             $ 235,000    $ 186,000     $(460,000)
Permanent differences                          -            3,000      (420,000)
Other                                        146,000      (56,000)       (6,000)
Valuation allowance (decrease) increase     (398,000)    (118,000)      886,000
                                            --------     --------       -------

                                           $ (17,000)   $  15,000     $       -
                                           =========    =========     =========
Note H - Lease Commitments

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms including renewal options ranging from six to twenty-eight years.

Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals were as follows for the years ended December 1, 2002, December 2, 2001, and November 30, 2000:

                               2002              2001             2000
                               ----              ----             ----

Minimum rentals              $713,863         $758,307          $557,879
Percentage rentals            279,211          335,470           424,474
                             --------       ----------          --------

                             $993,074       $1,093,777          $982,353
                             ========       ==========          ========

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note H - Lease Commitments (Continued)

Leases for eight restaurant buildings (excluding land which is accounted for as an operating lease) have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                          Capital      Operating
                     Years Ending                         Leases        Leases
                    --------------                       --------      ---------
                         2003                            $369,575     $  597,672
                         2004                              61,596        437,449
                         2005                                -           414,412
                         2006                                -           414,412
                         2007                                -           414,412
                      Thereafter                             -         2,904,783
                                                         --------     ----------
         Total minimum lease obligations                  431,171     $5,183,140
                                                                      ==========
         Less amount representing interest
           imputed at approximately 11%                    28,429
                                                         --------
         Present value of minimum lease
           obligations                                   $402,742
                                                         ========

The present value of minimum lease obligations is reflected in the balance sheets as current and long-term obligations under capital lease.

Accumulated amortization of leased property under capital leases was $803,300 at December 1, 2002, and $637,100 at December 2, 2001.

In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

Note I - Deferred Revenue

The Company has entered into long-term agreements with its beverage suppliers. The agreements require the Company to purchase 1,948,000 gallons of fountain beverage syrup from the suppliers over the terms of the agreements. In exchange, the Company received $4,948,000 in marketing and conversion funds which, in accordance with the terms of the agreements, will be recognized as revenue as the gallons of fountain beverage syrup are purchased. At December 1, 2002 and December 2, 2001, 1,264,000 and 1,440,000 gallons, respectively, remained to be purchased under the agreements.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note J - Series A Convertible Cumulative Preferred Stock

The Company previously designated a series of non-voting preferred stock. The shares have an annual dividend rate of $0.90 per share and the payment of the dividends is cumulative. The shares are convertible into common shares at the conversion price of $7.00 per share. The shares have a liquidation value of $10.00 per share.

Under certain conditions relating to the market value of the Company’s common stock, the Company has the option to cause the preferred stock to be converted into common stock.

Note K - Note Receivable from Sale of Shares (related party contingency)

The Company had a note receivable from the Company’s Chief Executive Officer (“CEO) in the amount of $538,900. This note was received to facilitate his purchase of 250,000 shares of the Company’s common stock in a private placement in February 2001. The note was repaid in full including interest at 8.0% in February 2002. The proceeds received by the Company from the CEO to repay the note were from a bank loan obtained by the CEO, which is secured with the 250,000 shares as collateral. The Company has guaranteed the indebtedness of the CEO to the bank in the amount of $538,900. Under the terms of an indemnification agreement between the Company and the CEO, in the event that the Company becomes liable for this indebtedness, the Company would be subrogated to the bank’s rights and remedies. The indemnification agreement also provides that, if at any time during the term of the agreement the Company’s stock price closes below $3.00 per share for two consecutive trading days, the Company may order the CEO to repay the outstanding balance on the CEO’s bank loan. If the CEO fails to pay off the bank loan, the Company has the right, to pay off the CEO’s bank loan and take possession of the 250,000 shares securing the bank debt. In such event, the CEO agrees to pay any costs incurred by the Company in acquiring free and clear possession of the stock.

Note L - Employee Benefit Plans

The Company maintains a 401(k) plan that covers substantially all of its employees. Contributions to the plan may be made by plan participants through elective salary deductions and by the Company (which are at the Company’s discretion). Contributions to the plan and plan expenses paid by the Company totaled $5,484, $28,445 and $3,400 for the years ended December 1, 2002, December 2, 2001, and November 30, 2000, respectively.

Note M - Related Party

An officer of the Company has provided personal guarantees to Wendy’s International to facilitate the granting of Wendy’s franchise agreements.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note N - Stock Option Plans

The 1996 Management Equity Incentive Plan, as amended, authorized 725,000 shares of common stock to be granted for options that may be issued under the plan. In May 2002 shareholders approved the 2002 Management Equity Incentive Plan authorizing 750,000 shares of common stock to be granted for options that may be issued under this plan. The Compensation Committee of the Board of Directors (which is comprised of independent directors) has the discretion to designate an option to be an incentive share option or a non-qualified share option. The Plans provide that the option price is not less than the fair market value of the common stock at the date of grant. Options granted under the Plans become exercisable pursuant to a vesting schedule adopted by the Compensation Committee which administers the Plan. Vesting schedules for options outstanding range from immediate to five years. Options granted under the Plans may have a term from one to ten years. For options outstanding at December 1, 2002, the range of exercise prices was $1.50 per share to $5.16 per share; the weighted average exercise price was $3.01 per share; and the weighted average remaining option term was approximately 8.2 years.

The 1996 Directors’ Share Option Plan (the “1996 Plan”) and the 2001 Directors’ Share Option Plan (the “2001 Plan”) provide for the non-discretionary grant of options to non-employee directors of the Company. The 1996 Plan terminated pursuant to its terms in 2001. However options granted under the 1996 Plan remain valid for the period of the respective option grants. The 2001 Plan, which became effective in May 2001, allows for the grant of additional options for a maximum of 120,000 shares. The 2001 Plan provides that the option price is the last closing sales price of the common stock on the date of grant. The 2001 Plan provides that each non-employee director, on the date such person becomes a non-employee director, will be granted options to purchase 5,000 shares of common stock. Provided that such person is still serving as a non-employee director, they will automatically be granted options to purchase 1,000 additional shares each year thereafter on the date of the Annual Shareholders’ Meeting and may, from time to time, be granted additional options on such terms and conditions as adopted by the Compensation Committee that administers the Plan. Options granted under the 2001 Plan have a term of ten years and vest immediately. For options outstanding under both plans at December 1, 2002, the range of exercise prices was $1.38 per share to $7.00 per share; the weighted average exercise price was $5.12 per share; and the weighted average remaining option term was approximately 4.9 years.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note N - Stock Option Plans (Continued)

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                             1996 and 2002 Management   1996 and 2001 Directors’
                              Equity Incentive Plan         Share Option Plans
                            -------------------------  -------------------------
                                        Average                         Average
                             Shares     Option          Shares          Option
                             Under       Price          Under            Price
                             Option    Per Share        Option         Per Share
                            ---------  ---------       --------        ---------
Outstanding at
     December 1, 1999        414,034     $4.19          74,000           $5.35
Granted during 2000           22,705     $2.42           5,000           $2.25
                             -------                    ------
Outstanding at
     November 30, 2000       436,739     $4.10          79,000           $5.51
Granted during 2001          430,000     $2.18           5,000           $2.17
Exercised during 2001         (8,471)    $1.69             -               -
Forfeited during 2001       (269,293)    $5.70         (10,000)          $6.63
                            --------                   -------
Outstanding at
     December 2, 2001        588,975     $2.30          74,000           $4.76
Granted during 2002          256,280     $4.63           5,000           $5.16
Exercised during 2002         (7,500)    $3.03          (9,000)          $2.15
Forfeited during 2002        (22,500)    $3.03             -               -
                             -------                    ------
Outstanding at
     December 1, 2002        815,255     $3.01          70,000           $5.12
                             =======                    ======
Exercisable at:
     November 30, 2000       180,306     $5.33          79,000           $5.51
                             =======                    ======
     December 2, 2001        235,339     $2.41          74,000           $4.76
                             =======                    ======
     December 1, 2002        428,215     $2.82          70,000           $5.12
                             =======                   =======
Available for grant at:
     November 30, 2000       288,261                    41,000
                             =======                   =======
     December 2, 2001        127,554                   115,000
                             =======                   =======
     December 1, 2002        643,774                   110,000
                             =======                   =======

The Financial Accounting Standard Board has issued Statement No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). The Statement established a fair value method of accounting for employee stock options and similar equity instruments such as warrants, and encourages all companies to adopt that method of accounting for all of their stock compensation plans. However, the statement allows companies to continue measuring compensation for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net earnings and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note N - Stock Option Plans (Continued)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option - pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000: dividend yield of 0%; expected volatility of 42.50% in 2002, 40.22% in 2001, and 60.6% in 2000; risk-free interest rates ranging from 5.63 - 5.64% in 2002, 5.2% - 5.6% in 2001, and 6.6% - 6.8% in 2000; and expected life of ten years.

The Company has not adopted the optional fair value accounting provisions of SFAS No. 123. Accordingly, SFAS No. 123 has no impact on the Company’s financial position or results of operations, since all options have been granted to employees and directors.

The Company accounts for the stock option plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per common share would have been as follows for the years ended December 1, 2002, December 2, 2001, and November 30, 2000:

                                        2002          2001              2000
                                        ----          ----              ----

    Net earnings (loss)
       As reported                    $709,307      $531,582        $(1,352,762)
       Pro forma                      $ (2,732)     $(29,118)       $(1,399,969)

    Net earnings (loss) per share
       As reported                    $ 0.13        $  0.10         $    (0.25)
       Pro forma                      $(0.00)       $ (0.01)        $    (0.26)

Note O - Commitments and Contingencies

As of December 1, 2002, the Company has forward commitments and financing proposals totaling $8,400,000 to finance the land and building for seven additional restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at variable interest rates equal to 2.55% over the 30 day LIBOR, or fixed interest rates equal to 2.26% - 2.61% over the then current 10 year treasury rate.

The Company is a 19% owner of a real estate development that is the lessor of one of the Company’s restaurants opened in 2001. As a 19% owner, the Company has guaranteed 19% of the outstanding loan balance of approximately $2.8 million. This loan was used to finance the acquisition and development of this real estate.

As of December 1, 2002, the Company has capital expenditure commitments outstanding related to new restaurants totaling approximately $850,000.

Meritage Hospitality Group Inc. and Subsidiary

Notes to Consolidated Financial Statements - Continued

Years Ended December 1, 2002, December 2, 2001, and November 30, 2000

Note P - Legal Proceedings

The Company is involved in certain routine legal proceedings which are incidental to its business. All of these proceedings arose in the ordinary course of the Company’s business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company’s financial condition or operations. The Company maintains various types of insurance standard to the industry which would cover most actions brought against the Company.

Note Q - Quarterly Financial Data (Unaudited)

                                 First       Second        Third       Fourth
Year ended December 1, 2002     Quarter      Quarter      Quarter      Quarter
---------------------------   -----------  -----------  -----------  -----------

Food and beverage revenue     $10,437,712  $11,694,052  $12,427,270  $11,393,956
Cost of food and beverages      2,750,091    2,972,859    3,147,528    2,824,912
Operating expenses              6,084,465    6,570,615    6,995,203    6,698,359
Net earnings (loss)              (137,939)     251,340      442,897      153,009
Basic earnings (loss)
  per common share                  (0.03)        0.05         0.08         0.03
Diluted earnings (loss)
  per common share                  (0.03)        0.04         0.08         0.03

                                 First       Second        Third        Fourth
Year ended December 2, 2001     Quarter      Quarter      Quarter      Quarter
---------------------------   -----------  -----------  -----------  -----------

Food and beverage revenue     $ 8,206,244  $ 9,401,172  $10,325,627  $10,423,317
Cost of food and beverages      2,236,923    2,630,087    2,877,423    2,890,255
Operating expenses              4,945,054    5,306,401    5,791,278    5,955,614
Net earnings (loss)              (405,125)     506,393      396,146       34,168
Basic and diluted earnings
  (loss) per common share           (0.08)        0.09         0.07         0.01