Form 10-Q
period 2003-03-02
MERITAGE HOSPITALITY GROUP INC /MI/
filed 2003-04-07
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 2, 2003.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 0-17442

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

(616) 776-2600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                                          No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes __    No   X

As of April 4, 2003, there were 5,345,866 outstanding Common Shares, $.01 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended December 1, 2002. The results of operations for the first quarter ended March 2, 2003 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiary
Consolidated Balance Sheets
March 2, 2003 and December 1, 2002

ASSETS

	March 2, 2003 (Unaudited)	December 1, 2002
Current Assets
Cash and cash equivalents	$ 590,306	$ 901,113
Receivables	66,299	235,766
Inventories	174,805	208,197
Prepaid expenses and other current assets	226,990	161,189

Total current assets	1,058,400	1,506,265

Property, Plant and Equipment, net	38,327,412	38,076,198

Other Assets
Note receivable	383,465	362,994
Assets held for sale	652,915	728,383
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $139,593 and
$129,943, respectively	1,010,407	995,057
Financing costs, net of amortization of $104,095 and
$90,466, respectively	595,758	591,475
Deposits and other assets	53,201	65,423

Total other assets	7,125,595	7,173,181

Total assets	$46,511,407	$46,755,644

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiary
Consolidated Balance Sheets — continued
March 2, 2003 and December 1, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 2, 2003 (Unaudited)	December 1, 2002
Current Liabilities
Current portion of long-term obligations	$1,212,388	$1,141,281
Current portion of obligations under capital lease	320,747	341,993
Trade accounts payable	1,184,309	1,466,713
Accrued liabilities and other	1,711,951	1,777,241

Total current liabilities	4,429,395	4,727,228

Unearned Vendor Allowances	3,530,571	3,621,736

Long-Term Obligations	31,455,285	30,736,582

Obligations Under Capital Lease	--	60,749

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000; 200,000 designated
as Series A convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued: 5,900,451 and 5,900,351
shares outstanding: 5,342,100 and 5,342,800	53,421	53,428
Additional paid in capital	13,581,223	13,584,800
Accumulated deficit	(6,538,783)	(6,029,174)

Total stockholders' equity	7,096,156	7,609,349

Total liabilities and stockholders' equity	$46,511,407	$46,755,644

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 2, 2003 and March 3, 2002
(Unaudited)

	2003	2002
Food and beverage revenue	$10,611,962	$10,437,712

Costs and expenses
Cost of food and beverages	2,543,408	2,596,091
Operating expenses	6,746,724	6,238,465
General and administrative expenses	694,846	730,786
Depreciation and amortization	672,391	584,595
Loss on disposal of assets	5,268	1,430

Total costs and expenses	10,662,637	10,151,367

(Loss) income from operations	(50,675)	286,345

Other income (expense)
Interest expense	(580,501)	(444,497)
Interest income	1,790	14,613
Miscellaneous income	4,000	5,600
Gain on sale of assets held for sale	122,419	--

Total other expense	(452,292)	(424,284)

Loss before income taxes	(502,967)	(137,939)

Income taxes	--	--

Net loss	(502,967)	(137,939)

Dividends on preferred stock	6,642	6,642

Net loss on common shares	$(509,609)	$(144,581)

Net loss per common share - basic and diluted	$(0.10)	$(0.03)

Weighted average shares outstanding - basic and diluted	5,342,627	5,323,799

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 1, 2002
and the Three Months Ended March 2, 2003 (Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable Sale of Shares	Accumulated Deficit	Total
Balance at December 3, 2001	$295	$53,238	$13,534,302	$(538,900)	$(6,711,913)	$6,337,022
Payment received on note
receivable from sale of
common stock	--	--	--	538,900	--	538,900
Issuance of 19,001 shares of
common stock	--	190	50,498	--	--	50,688
Preferred stock dividends paid	--	--	--	--	(26,568)	(26,568)
Net earnings	--	--	--	--	709,307	709,307

Balance at December 1, 2002	295	53,428	13,584,800	--	(6,029,174)	7,609,349
Issuance of 100 shares of
common stock	--	1	499	--	--	500
Purchase of 800 shares of
common stock	--	(8)	(4,076)	--	--	(4,084)
Preferred stock dividends paid	--	--	--	--	(6,642)	(6,642)
Net loss	--	--	--	--	(502,967)	(502,967)

Balance at March 3, 2003	$295	$53,421	$13,581,223	$--	$(6,538,783)	$7,096,156

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 2, 2003 and March 3, 2002
(Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net loss	$(502,967)	$(137,939)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Depreciation and amortization	672,391	584,595
Compensation and fees paid by issuance of common stock	500	--
Loss on disposal of assets	5,268	1,430
Gain on sale of assets held for sale	(122,419)	--
Decrease in unearned vendor allowances	(91,165)	(141,643)
Decrease in current assets	137,058	45,071
Decrease in current liabilities	(347,694)	(185,377)

Net cash (used in) provided by operating activities	(249,028)	166,137

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(912,871)	(1,752,573)
Payment for franchise agreement	(25,000)	(25,000)
Proceeds from sale of operating assets	8,500	--
Proceeds from sale of assets held for sale	198,287	--
(Increase) decrease in deposits and other assets	(9,873)	3,645

Net cash used in investing activities	(740,957)	(1,773,928)

Cash Flows from Financing Activities
Payment received on note receivable from sale of shares	--	538,900
Proceeds from borrowings on line of credit	329,688	--
Principal payments on line of credit	(2,161,681)	(1,000,000)
Proceeds from long-term obligations	2,869,858	1,782,443
Principal payments on long-term obligations	(248,055)	(159,485)
Payments on obligations under capital lease	(81,995)	(73,439)
Payment of financing costs	(17,911)	(24,767)
Purchase of common stock	(4,084)	--
Preferred stock dividends paid	(6,642)	(6,642)

Net cash provided by financing activities	679,178	1,057,010

Net decrease in cash	(310,807)	(550,781)

Cash and Cash Equivalents - Beginning of Period	901,113	1,663,900

Cash and Cash Equivalents - End of Period	$590,306	$1,113,119

Supplemental Cash Flow Information
Cash paid for interest	$584,233	$383,206

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 2, 2003 and March 3, 2002

Note A – Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Boars (‘FASB”) issued Statement of Financial Accounting (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 on December 2, 2002, and the effect was not significant to the financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes current practice in accounting for, and disclosure of, guarantees and requires certain guarantees to be recorded at fair value on the Company’s balance sheet. Interpretation No. 45 also requires a guarantor to make disclosures, even when the likelihood of making payments under the guarantee is remote. These disclosures are effective immediately and are included in Note E, “Guarantees, Commitments and Contingencies.” The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect that the implementation of Interpretation No. 45 will have a material effect on its financial results.

Up-front consideration received from vendors linked to future purchases is initially deferred, and then is recognized as earned vendor allowances as the purchases occur over the term of the vendor arrangement. In November 2002, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (EITF 02-16). EITF 02-16 addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two items: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum or specified purchase or sales volumes) should be recognized only if the payment is considered probable, in which case the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. In accordance with EITF 02-16, the Company began applying item 1 beginning in fiscal 2003. As a result of applying item 1, reclassifications were made to the 2002 financial statements to decrease the Cost of Food and Beverages by $154,000, and increase Operating Expenses by $154,000. The Company previously applied item 2. Therefore, the provisions of item 2 had no effect on the Company’s financial statements.

Note B — Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three months ended March 2, 2003 and March 3, 2002, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of conversion of preferred stock and exercise of stock options would be antidilutive due to the net loss reported.

Meritage Hospitality Group Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 2, 2003 and March 3, 2002

Note C – Goodwill and Intangible Assets

Effective December 2, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. This statement changed the accounting for goodwill and other intangible assets. Goodwill is no longer amortized. However, tests for impairment are performed annually and whenever there is an impairment indicator. In accordance with the transition provisions of SFAS No. 142, the Company completed the step one transitional test for impairment in the first quarter of 2003, which resulted in no impairment of goodwill. The effect of applying the non-amortization provisions of SFAS No. 142 for the three months ended March 2, 2003 and March 3, 2002 are as follows:

	2003	2002
Net loss
Reported net loss	$(502,967)	$(137,939)
Add back goodwill amortization	--	45,382

Adjusted net loss	$(502,967)	$(92,557)

Net loss per share
Reported net loss	$(0.10)	$(0.03)
Add back goodwill amortization	--	0.01

Adjusted net loss	$(0.10)	$(0.02)

The Company has no other intangible assets subject to SFAS No. 142.

Note D – Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and requires disclosure in interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees and does not intend to adopt a fair value method of accounting for stock based employee compensation. As a result, no compensation costs have been recognized. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share would have been as follows for the three months ended March 2, 2003 and March 3, 2002:

	2003	2002
Net loss
As reported	$(502,967)	$(137,939)
Pro forma	$(638,488)	$(206,069)
Net loss per share
As reported	$(0.10)	$(0.03)
Pro forma	$(0.12)	$(0.04)

Meritage Hospitality Group Inc. and Subsidiary
Notes to Unaudited Financial Statements
For the Three Months Ended March 2, 2003 and March 3, 2002

Note E – Guarantees, Commitments, and Contingencies

The Company is a 19% owner of a real estate development that is the landlord for one of the Company’s restaurants. As a 19% owner, the Company has guaranteed 19% of the outstanding loan balance of approximately $2.8 million. This loan was used to finance the acquisition and development of this real estate.

The Company has guaranteed the indebtedness of its CEO to a bank in the amount of $538,900 in connection with the CEO’s purchase of 250,000 shares of the Company’s common stock. The 250,000 shares of stock secure the bank loan. Under the terms of an indemnification agreement between the Company and the CEO, in the event that the Company becomes liable for this indebtedness, the Company would be subrogated to the bank’s rights and remedies. The indemnification agreement also provides that, if at any time during the term of the agreement the Company’s stock price closes below $3.00 per share for two consecutive trading days, the Company may order the CEO to repay the outstanding balance on the CEO’s bank loan. If the CEO fails to pay off the bank loan, the Company has the right to pay off the CEO’s bank loan and take possession of the 250,000 shares securing the bank debt. In such event, the CEO agrees to pay any costs incurred by the Company in acquiring free and clear possession of the stock.

As of March 2, 2003, the Company has forward commitments totaling $8,400,000 to finance the land and building for seven additional restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at variable interest rates equal to 2.55% over the 30 day LIBOR, or fixed interest rates equal to 2.26% — 2.61% over the then current 10 year treasury rate.

In addition to the guarantees described above, the Company is party to several agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company is not currently aware of circumstances that would require it to perform its indemnification obligations under any of these agreements.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of operations for the first quarters ended March 2, 2003 and March 3, 2002 are summarized in the following table:

	Statement of Operations
	First quarter ended
	$ (000's)		% of Revenue
	March 2, 2003	March 3, 2002	March 2, 2003	March 3, 2002
Food and beverage revenue	$ 10,612	$ 10,438	100.0%	100.0%
Costs and expenses
Cost of food and beverages	2,543	2,596	24.0	24.9
Operating expenses	6,747	6,238	63.6	59.7
General and administrative
Restaurant operations	344	349	3.2	3.3
Corporate level expenses	298	321	2.8	3.1
Michigan single business tax	53	61	0.5	0.6
Depreciation and amortization	672	540	6.3	5.2
Goodwill amortization	--	45	--	0.4
Loss on disposal of assets	5	1	0.1	0.0

Total costs and expenses	10,662	10,151	100.5	97.2

(Loss) income from operations	(50)	287	(0.5)	2.8

Other income (expense)
Interest expense	(581)	(445)	(5.4)	(4.3)
Interest income	2	15	0.0	0.1
Other income	4	5	0.0	0.1
Gain on sale of assets held for sale	122	--	1.2	--

Total other expense	(453)	(425)	(4.2)	(4.1)

Net loss	$ (503)	$ (138)	(4.7%)	(1.3%)

Revenue

        Food and beverage revenue increased 1.7% for the first quarter of 2003 compared to the first quarter of 2002. The increase was generated by sales of $1,546,000 from seven new restaurants that were open during the first quarter of 2003 that were not in operation during the first quarter last year. Average food and beverage revenue decreased for stores in operation during the entire first quarter of 2003 (“same store sales”) as set forth in the following table:

	2003	2002	Decrease	% Decrease
First Quarter (sales per unit)	$231,083	$266,265	$35,182	13.2%

        The decrease in same store sales was attributable to (i) record first quarter sales in 2002, (ii) a harsher winter in 2003 compared to the winter of 2002, (iii) deep price discounting by our competitors, (iv) the need to lower certain menu prices to comply with Wendy’s International’s national advertising, and (v) a weak local economy. These factors contributed to a decrease in average store customer traffic of approximately 10% and a decrease in average customer ticket of approximately 3%. This unfavorable sales trend in the first quarter of 2003 followed a 6.5% decrease in same store sales in the fourth quarter of 2002, and is a trend that has been reported throughout the quick-service restaurant industry. Management cautions that it remains difficult to accurately forecast how competitor discounting, menu price adjustments, current consumer spending trends and the current economic climate in West Michigan will affect the Company’s future revenue.

Cost of Food and Beverages

        The reduction in cost of food and beverages was largely due to improved inventory control measures and operational procedures. A new food cost software program was implemented in January 2002 and has assisted management in controlling food costs resulting in steady improvement that has continued into the first quarter of fiscal 2003. A decrease in the cost of beef also had a favorable impact on the cost of food and beverage percentage. Meritage’s costs were in line with guidelines established by Wendy’s International.

        As disclosed in Note A of the financial statements, beginning in fiscal 2003, the Company began accounting for vendor allowances as a reduction to Cost of Food and Beverages rather than as a reduction in Operating Expenses. Amounts were reclassified in the 2002 financial statements to conform with the 2003 presentation. This reclassification decreased Cost of Food and Beverages and increased Operating Expenses by 1.4 percentage points in the first quarter of 2002.

Operating Expenses

        The following table illustrates operating expense categories with significant year-to-year fluctuations:

	2003	2002	Increase
As a percentage of revenue:
Labor and related expenses	37.0	34.2	2.8
Occupancy expenses	10.2	9.4	0.8

        The increase in labor and related expenses as a percentage of revenue was largely a function of the decrease in same store sales. Hourly crew labor, which increased 1.2 percentage points, requires minimum staffing levels despite lower sales volumes. This was combined with a 1.9% increase in the average hourly pay rate. Store management salaries increased 1.5 percentage points again due to fixed costs despite lower sales volumes. A reduction in health insurance costs was offset by increases in payroll taxes and the cost of restaurant employee meals.

        As a percentage of revenue, the increase in occupancy expense for the first quarter of 2003 was due to increases in (i) property taxes, (ii) utility and fuel costs, and (iii) snow plowing costs. These increases were slightly offset by (i) reductions in property insurance, and (ii) lower rent expense caused by an increase in the percentage of company owned versus leased restaurants. Of the seventeen new stores opened since the beginning of fiscal 2001, sixteen are owned.

        On a per restaurant basis, operating expenses decreased from an average of $159,000 per restaurant in the first quarter of 2002 to $147,000 per restaurant in the first quarter of 2003. The Company had the equivalent of 6.5 additional restaurants in operation in the first quarter of 2003 compared to the first quarter of 2002.

General and Administrative

        Restaurant level general and administrative expense remained steady in the first quarter of 2003 compared to the first quarter of 2002. The decrease in corporate level expenses was primarily due to a reduction in executive salaries including bonus expense.

Depreciation and Amortization

        The increase in depreciation and amortization expense was primarily due to the depreciation of buildings and equipment associated with new restaurants (Meritage opened seventeen new restaurants since the beginning of fiscal 2001). Meritage owns the buildings and equipment associated with sixteen of these restaurants. Meritage also purchased two existing restaurant properties during fiscal 2002 that were previously leased. These restaurants were demolished and rebuilt in fiscal 2002. The increase in depreciation expense was partially offset by a $45,000 reduction in goodwill amortization expense in the first quarter of 2003 compared to the same period of 2002. Beginning in fiscal 2003, the Company no longer amortizes goodwill in accordance with Statement on Financial Accounting Standards No. 142 (see Note C of the financial statements).

Interest Expense

        The increase in interest expense was related to the financing (long-term debt of $9.1 million) of its newly constructed restaurants between the end of the first quarter of 2002 and the end of the first quarter of 2003. This increase was slightly offset by a decrease in interest expense on capital leases that mature in December 2003.

Gain on Sale of Assets Held for Sale

        The gain on sale of assets held resulted from the sale of surplus investment real estate located adjacent to a new restaurant that opened in fiscal 2002.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) decreased $311,000, to $590,000 as of March 2, 2003, as set forth below:

Net cash used in operating activities	$(249,000)
Net cash used in investing activities	(741,000)
Net cash provided by financing activities	679,000

Net decrease in cash	$(311,000)

        The $415,000 decrease in net cash provided by operating activities was primarily the result of a $487,000 increase in net loss, excluding the non-operating gain on sale of assets held for sale, which was offset by an increase of $70,000 in the change in working capital other than cash, and an increase in depreciation and amortization expense of $87,000.

        Net cash used in investing activities which decreased $1,033,000, was primarily the result of (i) $864,000 used to develop new restaurants, and (ii) $49,000 for capital expenditures at existing restaurants. This compares to $1,753,000 invested in the first quarter of 2002 which included (i) $1,209,000 for the development of new restaurants, and (ii) $544,000 for upgrading and remodeling existing restaurants. The remaining decrease resulted from proceeds from the sale of assets of $199,000 in the first quarter of 2003.

        Net cash provided by financing activities decreased $378,000 due to proceeds of $539,000 from a note receivable in the first quarter of 2002, and an increase in principal payments on long-term obligations including capital leases of $97,000. These reductions were partially offset by an increase in indebtedness of $255,000 to finance new restaurants.

Financial Condition

        As of March 2, 2003, current liabilities exceeded current assets by $3,371,000 compared to December 1, 2002, when current liabilities exceeded current assets by $3,221,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $1,838,000 at March 2, 2003, and by $1,738,000 at December 1, 2002. At these dates, the ratios of current assets to current liabilities were 0.24:1 and 0.32:1, respectively. The cash flows discussion explains the decrease in cash and the most significant reasons for the decrease in working capital.

        In fiscal 2002, Meritage experienced improved operating results, and cash flow provided by operations was sufficient to meet the Company’s obligations from existing operations, including debt service and necessary capital improvements to existing restaurants. However, during the second half of fiscal 2002 and the first quarter of 2003, Meritage experienced a downward sales trend. In response to this trend, the Company has reduced prices on certain menu items and is considering other sales promotions to compete with the extremely intense competition currently impacting the quick-service restaurant industry. Meritage has also implemented various cost cutting measures and will continue to emphasize cost containment while evaluating additional cost cutting measures. In addition, Meritage expects non-operating gains during the first half of fiscal 2003 from the sale of surplus investment real estate, with resulting net cash flow of approximately $900,000. The Company owns other surplus investment real estate with no underlying debt that management believes has a market value of between $400,000 and $600,000. While the current sales trend makes it is increasingly difficult to accurately forecast how competitor price discounting, menu price adjustments, current consumer spending trends and the current economic climate in West Michigan will affect the Company’s future revenue, management anticipates that given the factors noted above, Meritage can meet its obligations from existing operations, including debt service and necessary capital improvements to existing restaurants.

        The Company has slowed its new store development plans for fiscal 2003 compared to prior years. The Company has opened one new restaurant in fiscal 2003 and plans to open up to four additional stores in fiscal 2003, depending on availability of capital. If sales do not adequately rebound, new store development plans may have to be delayed. New restaurants require an investment in real estate and equipment. Investments average approximately $1.25 million per restaurant, of which Meritage typically invests $225,000 to $300,000 of equity per restaurant. Any remaining investment will be funded through long-term financing.

        Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation to build two new restaurants that expires in July 2003. The commitment requires a minimum 18% equity investment by Meritage. Borrowings are secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule which permit Meritage to select either a fixed or variable interest rate. As of March 31, 2003, Meritage has financed three restaurants under this commitment at variable interest rates equal to 2.55% plus the one month LIBOR rate (presently 3.9%, adjusted monthly), and has identified two restaurant sites for the remainder of this commitment. Meritage received an additional five store commitment from GE Capital, with similar terms, that expires in August 2003.

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

At March 2, 2003, Meritage was in compliance with these covenants.

        In addition to capital requirements related to new stores, capital investment into existing restaurants including store remodels is estimated at between $750,000 and $1,500,000, depending on capital availability, through the end of fiscal 2004. It is anticipated that the capital resources for this investment will be from (i) cash generated from existing operations, (ii) proceeds generated from the sale of surplus investment real estate as discussed above, and (iii) long-term financing or the use of the Company’s line of credit.

        In addition to cash generated from operations and from the sale of surplus investment real estate, Meritage could use the following other sources to meet its current obligations over the next twelve months:

  utilizing cash balances;
  borrowing on its $3.5 million line of credit;
  financing or deferring capital expenditures and store remodels;
  deferring new store openings;
  financing or leasing equipment packages at new restaurants; and
  selling surplus real estate that is acquired with future restaurant sites.

There can be no assurances, however, that Meritage will be able to complete the above activities or that completion would yield the results expected.

Critical Accounting Policies

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company’s consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended December 1, 2002. These critical accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 80% of its debt is at fixed interest rates which limits financial instrument risk. The remaining debt is at variable interest rates. Most variable rate loans contain provisions that permit conversion to a fixed interest rate between the seventh and twenty-fourth month after the loan closing date. This would allow the company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s utilizes various purchasing and pricing techniques in an effort to minimize volatility. As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases.

Item 4.    Controls and Procedures.

        As of March 2, 2003, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President, General Counsel and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management including the Chief Executive Officer, President, General Counsel and Controller, concluded that the Company’s disclosure controls and procedures were effective as of March 2, 2003. There have been no significant changes to the Company’s internal controls or other factors that could significantly affect internal controls subsequent to March 2, 2003.

PART II
OTHER INFORMATION

Item 5.    Other Information.

        Meritage opened its 46th Wendy’s restaurant during the first fiscal quarter of 2003. The new restaurant is located near Rivertown Crossings Mall in Grandville, Michigan.

Item 6.    Exhibits and Reports on Form 8-K.

    (a)        Exhibit List.

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation

Exhibit filed herewith.

    (b)        Reports on Form 8-K.

        On February 20, 2003, the Company filed a Form 8-K reporting that Meritage had dismissed its independent auditors, Grant Thornton LLP, and engaged Ernst & Young LLP as its new independent auditors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 4, 2003	MERITAGE HOSPITALITY GROUP INC.

By /s/ Robert E.Schermer, Jr.
    --------------------------------------------------------
    Robert E. Schermer, Jr.
    Chief Executive Officer

By /s/ William D. Badgerow
    --------------------------------------------------------
    William D. Badgerow
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

Date: April 4, 2003	/s/ Robert E. Schermer, Jr. ---------------------------------------- Robert E. Schermer, Jr. Principal Executive Officer

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

Date: April 4, 2003	/s/ William D. Badgerow ---------------------------------------- William D. Badgerow (Principal Financial Officer)

Certification of Chief Executive Officer
Pursuant to 18 U.S.C. §1350, as adopted pursuant to
§906 of the Sarbanes-Oxley Act of 2002

        In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Meritage Hospitality Group Inc. (the “Company”) on Form 10-Q for the period ending March 2, 2003 (the “Report”), I, Robert E Schermer, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 4, 2003	MERITAGE HOSPITALITY GROUP INC. By: /s/ Robert E. Schermer, Jr. -------------------------------- Robert E. Schermer, Jr. Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to 18 U.S.C. §1350, as adopted pursuant to
§906 of the Sarbanes-Oxley Act of 2002

        In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Meritage Hospitality Group Inc. (the “Company”) on Form 10-Q for the period ending March 2, 2003 (the “Report”), I, William D. Badgerow, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: April 4, 2003	MERITAGE HOSPITALITY GROUP INC. By: /s/ William D. Badgerow -------------------------------- William D. Badgerow (Chief Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation

Exhibit filed herewith.