Form 10-Q
period 2003-06-01
MERITAGE HOSPITALITY GROUP INC
filed 2003-07-03
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 1, 2003.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 0-17442

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

Yes  [X]         No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes    [   ]     No   [X]

As of July 3, 2003 there were 5,347,501 outstanding Common Shares, $.01 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2002. The results of operations for the three and six month periods ended June 1, 2003 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
June 1, 2003 and December 1, 2002

ASSETS

	June 1, 2003 (Unaudited)	December 1, 2002
Current Assets
Cash and cash equivalents	$1,229,435	$901,113
Receivables	77,783	235,766
Inventories	205,360	208,197
Prepaid expenses and other current assets	159,397	161,189
Note receivable - short-term	257,262	--

Total current assets	1,929,237	1,506,265

Property, Plant and Equipment, net	38,587,652	38,076,198

Other Assets
Note receivable	323,143	319,593
Assets held for sale	267,800	728,383
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization
of $149,307 and $129,943, respectively	1,000,693	995,057
Financing costs, net of amortization
of $119,156 and $90,466, respectively	594,090	591,475
Deposits and other assets	65,200	65,423

Total other assets	6,680,775	7,129,780

Total assets	$47,197,664	$46,712,243

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
June 1, 2003 and December 1, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 1, 2003 (Unaudited)	December 1, 2002
Current Liabilities
Current portion of long-term obligations	$1,274,848	$1,141,281
Current portion of obligations under capital lease	236,461	341,993
Trade accounts payable	949,554	1,466,713
Accrued liabilities	1,884,397	1,733,840

Total current liabilities	4,345,260	4,683,827

Unearned Vendor Allowances	3,378,821	3,621,736

Long-Term Obligations	31,816,708	30,736,582

Obligations Under Capital Lease	--	60,749

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000; 200,000 designated
as Series A convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued: 5,904,217 and 5,900,351, respectively
shares outstanding: 5,345,866 and 5,342,800, respectively	53,459	53,428
Additional paid in capital	13,599,185	13,584,800
Accumulated deficit	(5,996,064)	(6,029,174)

Total stockholders' equity	7,656,875	7,609,349

Total liabilities and stockholders' equity	$47,197,664	$46,712,243

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended June 1, 2003 and June 2, 2002
(Unaudited)

	June 1, 2003	June 2, 2002
Food and beverage revenue	$22,471,953	$22,131,764

Costs and expenses
Cost of food and beverages	5,478,581	5,452,850
Operating expenses	13,791,277	12,925,180
General and administrative expenses	1,389,734	1,506,014
Depreciation and amortization	1,384,778	1,281,182

Total costs and expenses	22,044,370	21,165,226

Income from operations	427,583	966,538

Other income (expense)
Interest expense	(1,160,673)	(917,322)
Interest income	20,101	24,030
Miscellaneous income	8,667	23,155
Gain on sale of assets held for sale	750,716	--

Total other expense	(381,189)	(870,137)

Earnings before income taxes	46,394	96,401

Income tax benefit	--	17,000

Net earnings	46,394	113,401

Dividends on preferred stock	13,284	13,284

Net earnings on common shares	$33,110	$100,117

Net earnings per common share - basic and diluted	$0.01	$0.02

Weighted average shares outstanding - basic	5,344,247	5,325,489

Weighted average shares outstanding - diluted	5,660,075	5,652,438

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended June 1, 2003 and June 2, 2002
(Unaudited)

	June 1, 2003	June 2, 2002
Food and beverage revenue	$11,859,991	$11,694,052

Costs and expenses
Cost of food and beverages	2,935,173	2,856,759
Operating expenses	7,044,553	6,686,715
General and administrative expenses	694,888	775,228
Depreciation and amortization	707,119	695,158

Total costs and expenses	11,381,733	11,013,860

Earnings from operations	478,258	680,192

Other income (expense)
Interest expense	(580,172)	(472,824)
Interest income	18,311	9,417
Miscellaneous income	4,667	17,555
Gain on assets held for sale	628,297	--

Total other income (expense)	71,103	(445,852)

Earnings before income taxes	549,361	234,340

Income tax benefit	--	17,000

Net earnings	549,361	251,340

Dividends on preferred stock	6,642	6,642

Net earnings on common shares	$542,719	$244,698

Net earnings per common share - basic	$0.10	$0.05

Net earnings per common share - diluted	$0.10	$0.04

Weighted average shares outstanding - basic	5,345,866	5,327,180

Weighted average shares outstanding - diluted	5,635,285	5,691,364

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 1, 2002
and the Six Months Ended June 1, 2003 (Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable Sale of Shares	Accumulated Deficit	Total
Balance at December 3, 2001	$295	$53,238	$13,534,302	$(538,900)	$(6,711,913)	$6,337,022

Payment received on note
receivable from sale of
common stock	--	--	--	538,900	--	538,900

Issuance of 19,001 shares of
common stock	--	190	50,498	--	--	50,688

Preferred stock dividends paid	--	--	--	--	(26,568)	(26,568)

Net earnings	--	--	--	--	709,307	709,307

Balance at December 1, 2002	295	53,428	13,584,800	--	(6,029,174)	7,609,349

Issuance of 3,866 shares of
common stock	--	39	18,461	--	--	18,500

Purchase of 800 shares of
common stock	--	(8)	(4,076)	--	--	(4,084)

Preferred stock dividends paid	--	--	--	--	(13,284)	(13,284)

Net earnings	--	--	--	--	46,394	46,394

Balance at June 1, 2003	$295	$53,459	$13,599,185	$--	$(5,996,064)	$7,656,875

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 1, 2003 and June 2, 2002
(Unaudited)

	June 1, 2003	June 2, 2002
Cash Flows from Operating Activities
Net earnings	$46,394	$113,401
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	1,384,778	1,281,182
Compensation and fees paid by issuance of common stock	18,500	17,000
Gain on sale of assets held for sale	(750,716)	--
Decrease in unearned vendor allowances	(242,915)	(275,893)
Decrease in current assets	162,612	178,229
Decrease in current liabilities	(366,602)	(236,633)

Net cash provided by operating activities	252,051	1,077,286

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(1,855,455)	(4,643,242)
Purchase of assets held for sale	(116,425)	(5,005)
Payment for franchise agreements	(25,000)	(50,000)
Proceeds from sale of operating assets	8,500	--
Proceeds from sale of assets held for sale	1,070,462	--
Increase in deposits and other assets	(4,550)	(15,448)

Net cash used in investing activities	(922,468)	(4,713,695)

Cash Flows from Financing Activities
Payment received from note receivable from sale of shares	--	538,900
Proceeds from borrowings on line of credit	629,688	271,071
Principal payments on line of credit	(2,289,719)	(1,000,000)
Proceeds from long-term obligations	3,414,664	3,860,308
Principal payments on long-term obligations	(540,940)	(370,300)
Payments on obligations under capital lease	(166,281)	(148,929)
Payment of financing costs	(31,305)	(26,664)
Purchase of common stock	(4,084)	--
Preferred dividends paid	(13,284)	(13,284)

Net cash provided by financing activities	998,739	3,111,102

Net increase (decrease) in cash	328,322	(525,307)

Cash and Cash Equivalents - Beginning of Period	901,113	1,663,900

Cash and Cash Equivalents - End of Period	$1,229,435	$1,138,593

Supplemental Cash Flow Information - See Note A

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended June 1, 2003 and June 2, 2002

Note A — Supplemental Cash Flow Information

	2003	2002
Cash paid for interest, net of capitalized interest	$1,163,774	$903,137

Schedule of Non-Cash Investing and Financing Activities

Sale of assets held for sale
Selling price	$326,285	$--
Note receivable from buyer	257,262	--

Cash down payment from buyer	$69,023	$--

Note B – Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (‘FASB”) issued Statement of Financial Accounting (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 on December 2, 2002, and the effect was not significant to the financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes current practice in accounting for, and disclosure of, guarantees and requires certain guarantees to be recorded at fair value on the Company’s balance sheet. Interpretation No. 45 also requires a guarantor to make disclosures, even when the likelihood of making payments under the guarantee is remote. These disclosures are effective immediately and are included in Note F, “Guarantees, Commitments and Contingencies.” The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect that the implementation of Interpretation No. 45 will have a material effect on its financial results.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended June 1, 2003 and June 2, 2002

Note B – Recently Issued Accounting Pronouncements (continued)

As a result of applying item 1, reclassifications were made to the 2002 financial statements to decrease the Cost of Food and Beverages by $116,000 and $270,000 for the three and six months ended June 2, 2002, respectively, and Operating Expenses were increased by the same amounts for those periods. The Company previously applied item 2. Therefore, the provisions of item 2 had no effect on the Company’s financial statements.

Note C — Earnings Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and six months ended June 1, 2003 and June 2, 2002:

	Three months ended		Six months ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
Numerators
Net earnings from operations	$549,361	$251,340	$46,394	$113,401
Less preferred stock dividends	6,642	6,642	13,284	13,284

Net earnings on common shares -
basic and diluted	$542,719	$244,698	$33,110	$100,117

Denominators
Weighted average common shares
outstanding - basic	5,345,866	5,327,180	5,344,247	5,325,489

Effect of dilutive securities
Stock options	289,419	364,184	315,828	326,949

Weighted average common shares
outstanding - diluted	5,635,285	5,691,364	5,660,075	5,652,438

For the three and six months ended June 1, 2003 and June 2, 2002, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion of preferred stock would be antidilutive.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended June 1, 2003 and June 2, 2002

Note D – Goodwill and Intangible Assets

Effective December 2, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. This statement changed the accounting for goodwill and other intangible assets. Goodwill is no longer amortized. However, tests for impairment are performed annually and whenever there is an impairment indicator. In accordance with the transition provisions of SFAS No. 142, the Company completed the step one transitional test for impairment in the first quarter of 2003, which resulted in no impairment of goodwill. The effect of applying the non-amortization provisions of SFAS No. 142 for the three and six months ended June 1, 2003 and June 2, 2002 are as follows:

	Three months ended		Six months ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
Reported net earnings	$549,361	$251,340	$46,394	$113,401
Add back goodwill amortization	--	45,382	--	90,765

Adjusted net earnings	$549,361	$296,722	$46,394	$204,166

Net earnings per share - basic
Reported net earnings	$0.10	$0.05	$0.01	$0.02
Add back goodwill amortization	--	0.01	--	0.02

Adjusted net earnings	$0.10	$0.06	$0.01	$0.04

Net earnings per share - diluted
Reported net earnings	$0.10	$0.04	$0.01	$0.02
Add back goodwill amortization	--	0.01	--	0.02

Adjusted net earnings	$0.10	$0.05	$0.01	$0.04

The Company has no other intangible assets subject to SFAS No. 142.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended June 1, 2003 and June 2, 2002

Note E – Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and requires disclosure in interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees and does not intend to adopt a fair value method of accounting for stock based employee compensation. As a result, no compensation costs have been recognized. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per common share would have been as follows for the three and six months ended June 1, 2003 and June 2, 2002:

	Three months ended		Six months ended
	June 1, 2003	June 2, 2002	June 1, 2003	June 2, 2002
Net earnings (loss)
As reported	$549,361	$251,340	$46,394	$113,401
Pro forma	$425,669	$(14,567)	$(295,368)	$(220,636)

Net earnings (loss) per share - basic
As reported	$0.10	$0.05	$0.01	$0.02
Pro forma	$0.08	$(0.00)	$(0.06)	$(0.04)

Net earnings (loss) per share - diluted
As reported	$0.10	$0.04	$0.01	$0.02
Pro forma	$0.07	$(0.00)	$(0.06)	$(0.04)

Note F – Guarantees, Commitments, and Contingencies

The Company is a 19% owner of a real estate development that is the landlord of one of the Company’s restaurants. As a 19% owner, the Company guaranteed 19% of the total loan balance of approximately $2.8 million. This loan was used to finance the acquisition and development of the real estate.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended June 1, 2003 and June 2, 2002

Note F – Guarantees, Commitments, and Contingencies (continued)

As of June 1, 2003, the Company has forward commitments totaling approximately $7,700,000 to finance the land and building for six additional restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at variable interest rates equal to 2.55% over the 30 day LIBOR, or fixed interest rates equal to 2.26% — 2.61% over the then current 10 year treasury rate.

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

Note G – Financial Statement Presentation

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of operations for the three and six months ended June 1, 2003 and June 2, 2002 are summarized in the following tables:

	Statements of Operations
	2nd quarter ended				Year-to-date ended
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	6/01/03	6/02/02	6/01/03	6/02/02	6/01/03	6/02/02	6/01/03	6/02/02
Food and beverage revenue	$11,860	$11,694	100.0%	100.0%	$22,472	$22,132	100.0%	100.0%

Costs and expenses
Cost of food and beverages	2,935	2,857	24.7	24.5	5,479	5,453	24.4	24.6
Operating expenses	7,045	6,687	59.4	57.2	13,791	12,925	61.4	58.4
General and administrative
Restaurant operations	325	332	2.8	2.8	669	682	3.0	3.1
Corporate level expenses	298	374	2.5	3.2	596	695	2.6	3.2
Michigan single business tax	72	69	0.6	0.6	125	130	0.5	0.6
Depreciation and amortization	707	650	6.0	5.6	1,385	1,190	6.1	5.4
Goodwill amortization	--	45	--	0.4	--	91	--	0.4

Total costs and expenses	11,382	11,014	96.0	94.3	22,045	21,166	98.0	95.7

Earnings from operations	478	680	4.0	5.7	427	966	2.0	4.3

Other income (expense)
Interest expense	(580)	(473)	(4.9)	(4.0)	(1,161)	(917)	(5.2)	(4.1)
Interest income	18	9	0.2	0.1	20	24	0.1	0.1
Other income	5	18	0.0	0.2	9	23	0.0	0.1
Gain on assets held for sale	628	--	5.3	--	751	--	3.3	--

Total other income (expense)	71	(446)	0.6	(3.7)	(381)	(870)	(1.8)	(3.9)

Earnings before income tax benefit	$549	$234	4.6%	2.0%	$46	$96	0.2%	0.4%

Revenue

        Food and beverage revenue increased 1.4% and 1.5%, respectively, for the three and six months ended June 1, 2003, compared to the same periods last year. These increases were attributable to sales from new restaurants opened for less than one year which contributed $1,276,000 and $2,823,000 for the respective periods. Average food and beverage revenue decreased for stores in operation during the first two quarters of 2003 (“same store sales”) as set forth in the following table:

Average Sales per Store	2003	2002	Decrease	% Decrease
Second Quarter	$259,478	$287,238	$27,760	9.7%
First Quarter	231,083	266,265	35,182	13.2%

Year-To-Date	$490,561	$553,503	$62,942	11.4%

        These decreases were primarily attributable to (i) strong sales in the first six months of 2002 over the comparable periods in 2001, (ii) a harsher winter in 2003 compared to the winter of 2002 and colder than normal spring weather in 2003, (iii) continued price discounting by our competitors, (iv) the lowering of certain menu prices in January 2003 to comply with Wendy’s International’s national advertising, (v) a sluggish economic climate in West Michigan which has resulted in high unemployment (e.g., unemployment in the largest county in our market hit an eleven year high in April 2003), and (vi) a negative sales impact at certain existing stores due to the opening of new stores.

        These factors contributed to a decrease in average store customer traffic of 4.5% and 7.0% for the three and six months ended June 1, 2003 over the same period of 2002, and a decrease in average customer ticket of approximately 6% and 5% for the same periods. While 2003 sales are still below 2002 levels for the first half of the year, during the second quarter of 2003, the Company began to experience improved year-to-year same store sales and customer traffic compared to first quarter of 2003. Management cautions that it remains difficult to accurately forecast how competitor discounting, menu price adjustments, current consumer spending trends and the current economic climate in West Michigan will affect the Company’s future revenue.

Cost of Food and Beverages

        The cost of food and beverages percentage for the second quarter and six months ended June 1, 2003 were consistent with the same periods of 2002. The slight increase for the second quarter of 2003 was due to price reductions made to certain menu items in January 2003, and a slight increase in beef costs in the second quarter of 2003 compared to 2002. Meritage’s food and beverage costs were in line with guidelines established by Wendy’s International.

        As disclosed in Note A of the financial statements, beginning in fiscal 2003, the Company began accounting for vendor allowances as a reduction to Cost of Food and Beverages rather than as a reduction in Operating Expenses. Amounts were reclassified in the 2002 financial statements to conform with the 2003 presentation. This reclassification decreased Cost of Food and Beverages and increased Operating Expenses by 1.0 and 1.3 percentage points for the three and six months ended June 2, 2002, respectively.

Operating Expenses

        The following table illustrates operating expense categories with significant year-to-year fluctuations:

	Second quarter ended:			Six months ended:
	6/1/03	6/02/02	Increase	6/1/03	6/02/02	Increase
As a percentage of revenue:
Labor and related costs	34.2	32.5	1.7	35.5	33.3	2.2
Occupancy expenses	8.9	8.6	0.3	9.5	9.0	0.5
Other operating expenses	4.0	3.6	0.4	4.1	3.7	0.4

        The increase in labor and related expenses as a percentage of revenue was largely a function of the decrease in same store sales. Operations require minimum staffing levels of hourly crew labor regardless of sales volumes. As a result, hourly crew labor increased 1.0 and 1.1 percentage points, respectively, for the three and six months ended June 1, 2003. This was combined with a 1.9% increase in the average hourly pay rate for both the three and six months ended June 1, 2003. Store management salaries increased 1.3 and 1.4 percentage points for the same periods, again primarily due to minimum staffing requirements despite lower sales volumes. Reductions in training payroll and health insurance costs partially offset the increase in crew and management labor.

        As a percentage of revenue, the increase in occupancy expense for the three and six months ended June 1, 2003 compared to the same periods last year was due to increases in property taxes and utility costs, including a significant increase in natural gas costs. An increase in snow plowing costs also contributed to the increase for the six months ended June 1, 2003. These increases were partially offset by lower rent expense caused by an increase in the percentage of Company owned versus leased restaurants. All seven of the new stores opened since the beginning of fiscal 2002 are owned.

        The increase in other operating expenses was due to slight increases in repairs and maintenance, cleaning supplies and smallwares expense for both the three and six months ended June 1, 2003 compared to the same periods last year.

        On a per restaurant basis, operating expenses decreased approximately 7.3%, from an average of $165,000 per restaurant in the second quarter of 2002 to $153,000 per restaurant in the second quarter of 2003. For the six months ended June 1, 2003 and June 2, 2002, operating expenses decreased approximately 6.5%, from an average of $325,000 per restaurant in 2002 to $304,000 per restaurant in 2003. The Company had the equivalent of 5.5 additional restaurants in operation for the three and six months ended June 1, 2003 compared to the same period in 2002.

General and Administrative

        Restaurant level general and administrative expense remained steady for the three and six months ended June 1, 2003 compared to the same periods in 2002. The decrease in corporate level expenses was primarily due to a reduction in executive salaries including bonus expense.

Depreciation and Amortization

        The increase in depreciation and amortization expense for both the three and six months ended June 1, 2003 compared to the same periods last year was primarily due to the depreciation of buildings and equipment associated with new restaurants. Meritage owns the buildings and equipment associated with all seven of the new stores opened since the beginning of fiscal 2002. Meritage also purchased two existing restaurant properties during fiscal 2002 that were previously leased. These restaurants were demolished and rebuilt in fiscal 2002. The increase in depreciation expense was partially offset by a reduction in goodwill amortization expense of $45,000 and $91,000 for the three and six months ended June 1, 2003 compared to the same periods of 2002. Beginning in fiscal 2003, the Company no longer amortizes goodwill in accordance with Statement on Financial Accounting Standards No. 142 (see Note C of the financial statements).

Interest Expense

        The increase in interest expense was the result of additional long-term indebtedness incurred to construct new restaurants. This increase was partially offset by a decrease in interest expense on capital leases that mature in December 2003. Because it is a fixed cost, interest expense (as a percentage of revenue) has also been negatively impacted by the decrease in same store sales.

Gain on Sale of Assets Held for Sale

        The gain on sale of assets held resulted from the sale of surplus real estate located adjacent to three restaurants that opened in fiscal 2002.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $328,000, to $1,229,000 as of June 1, 2003 as set forth below:

Net cash provided by operating activities	$252,000
Net cash used in investing activities	(923,000)
Net cash provided by financing activities	999,000

Net increase in cash	$328,000

        Excluding the non-operating gain on the sale of assets held for sale of $751,000, net earnings decreased $818,000 which, combined with a $146,000 decrease in the change in working capital other than cash, were the primary reasons for the decrease in net cash provided by operating activities of $825,000. These decreases were partially offset by an increase in depreciation and amortization expense of $104,000.

        Net cash used in investing activities decreased $3,791,000 and included $1,705,000 used to develop new restaurants and $150,000 used to upgrade and remodel existing restaurants. This compares to (i) $2,856,000 invested in 2002 in connection with the development of new restaurants, (ii) $867,000 used to purchase and develop new restaurants that were previously leased (two previously leased sites were purchased on May 30, 2002), and (iii) $920,000 used to upgrade and remodel existing restaurants. In 2003, these investments in property and equipment were offset by proceeds from the sale of surplus land for $1,070,000.

        Net cash provided by financing activities decreased $2,112,000 due to (i) a 1,377,000 decrease in net loan proceeds (after reductions to the Company’s line of credit) used to finance new store development, (ii) proceeds of $539,000 from a note receivable in the first quarter of 2002, and (iii) an increase in principal payments on long-term obligations including capital leases of $188,000.

Financial Condition

        As of June 1, 2003, Meritage’s current liabilities exceeded its current assets by $2,416,000 compared to December 1, 2002, when current liabilities exceeded current assets by $3,178,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $905,000 at June 1, 2003, and by $1,694,000 at December 1, 2002. At these dates, the ratios of current assets to current liabilities were 0.44:1 and 0.32:1, respectively. The primary reason for the improvement in working capital was the proceeds from the sale of surplus real estate. The above discussion of cash flows provides additional details of the net increase in cash as well as the most significant reasons for the improvement in working capital.

        In fiscal 2002, Meritage experienced improved operating results, and cash flow provided by operations was sufficient to meet the Company’s obligations from existing operations, including debt service and necessary capital improvements to existing restaurants. However, during the second half of fiscal 2002 and the first half of 2003, Meritage experienced a downward sales trend. In response to this trend, the Company has reduced prices on certain menu items and is considering other sales promotions to compete with the intense competition currently impacting the quick-service restaurant industry. Meritage has also implemented various cost cutting measures and will continue to emphasize cost containment while evaluating additional cost cutting measures.

        Offsetting the reduction in cash flow generated from operations was proceeds of $1,070,000 from non-operating gains from the sale of surplus real estate in the first six months of 2003. In connection with one of these sales, the Company obtained a note receivable in the amount of $257,000 that is due July 10, 2003. Cash from this note receivable, plus future sales of remaining surplus real estate with no underlying debt, should provide an additional $750,000 to $1,000,000 of cash over the next year. While the current sales trend makes it increasingly difficult to accurately forecast future cash flow, management anticipates that given the factors noted above, Meritage can meet its obligations from existing operations, including debt service and necessary capital improvements to existing restaurants.

        The Company has slowed its new store development plans in fiscal 2003 compared to prior years. The Company has opened two new restaurants in fiscal 2003 (the most recent opened June 23, 2003), and plans to open up to two additional stores during the remainder of fiscal 2003. One of these restaurants is presently under construction and is expected to open in August 2003. New store development for 2004 will depend on the adequacy of new store sites and the availability of capital. New restaurants require an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant. Any remaining investment will be funded through long-term financing.

        Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation to build five new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule that permits Meritage to select either a fixed or variable interest rate. The restaurant presently under construction, along with four previous restaurants were financed with loans from GE Capital containing similar terms as those contained in the current five-store commitment. The variable interest rates under these loans are equal to 2.55% plus the one-month LIBOR rate (presently 3.9%, adjusted monthly). The commitment for the next five restaurants expires in September 2003, but Meritage intends to renew or extend this commitment to provide financing for future restaurants.

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

At June 1, 2003, Meritage was in compliance with these covenants.

        In addition to capital requirements related to new stores, the company has entered into purchase contracts to acquire two currently leased restaurants for a total of $966,000. The Company expects to close on the purchase of these properties by December 31, 2003. One of the restaurants will be demolished and rebuilt. The new restaurant and equipment package is expected to be financed under the GE Capital commitment described above. The other restaurant will be remodeled at an estimated cost of approximately $230,000. The funds to acquire the property and remodel the restaurant may come from a combination of (i) cash generated from existing operations, (ii) proceeds generated from the sale of surplus real estate as discussed above, (iii) long-term financing, or (iv) the use of the Company’s line of credit.

        In the second quarter, Meritage restructured a multi-store lease covering five of its older sites. Under the amendment, the monthly rent will be reduced from 8.5% of sales to 7.5% of sales, and the lessor will spend in excess of $800,000 for capital improvements to the five restaurants. The Company intends to invest approximately $150,000 in additional capital improvements at these restaurants. Meritage also plans to invest approximately $500,000 for capital expenditures directed at other older restaurants. Again, it is anticipated that the funds to undertake these investments will come from (i) cash generated from existing operations, (ii) proceeds generated from the sale of surplus investment real estate as discussed above, (iii) long-term financing, or (iv) the use of the Company’s line of credit.

        In addition to cash generated from operations and from the sale of surplus investment real estate, Meritage could use the following other sources to meet its current obligations over the next twelve months:

•	utilizing cash balances;
•	borrowing on its $3.5 million line of credit;
•	financing or deferring capital expenditures and store remodels;
•	deferring new store openings;
•	financing or leasing equipment packages at new restaurants; and
•	selling surplus real estate that is acquired with future restaurant sites.

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

Item 4.    Controls and Procedures.

        As of June 1, 2003, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President, General Counsel and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management including the Chief Executive Officer, President, General Counsel and Controller, concluded that the Company’s disclosure controls and procedures were effective as of June 1, 2003. There have been no significant changes to the Company’s internal controls or other factors that could significantly affect internal controls subsequent to June 1, 2003.

PART II
OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

        The 2003 Annual Meeting of Shareholders was held at Meritage’s offices in Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 20, 2003. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 9, 2003. 4,817,614 common shares were present in person or by proxy at the meeting, representing 90% of the total shares outstanding.

        The shareholders elected the following six members to the Company’s Board of Directors to serve until the 2004 Annual Meeting: James P. Bishop (4,801,720 shares in favor), Joseph L. Maggini (4,801,720 shares in favor), Robert E. Riley (4,738,232 shares in favor), Jerry L. Ruyan (4,801,720 shares in favor), Robert E. Schermer, Sr. (4,738,232 shares in favor) and Robert E. Schermer, Jr. (4,801,720 shares in favor). Each director received no less than 98.4% of the total shares voted.

        The shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending November 30, 2003. The following are the results of the vote: In Favor: 4,801,300; Opposed: 200; Abstentions: 16,114.

Item 5.    Other Information.

        On May 20, 2003, the Board of Directors appointed the following officers of Meritage: Robert E. Schermer, Jr. – Chief Executive Officer; Robert E. Riley – President, Robert H. Potts – Vice President of Real Estate; and James R. Saalfeld – Vice President, General Counsel, Secretary and Treasurer. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, and Compensation Committees as standing committees of the Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibit List.

Exhibit No.	Description of Document

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

Exhibit filed herewith.

          (b)       Reports on Form 8-K.

        The Company did not file a Form 8-K during the second fiscal quarter.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 3, 2003	MERITAGE HOSPITALITY GROUP INC. By/s/Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer By /s/William D.Badgerow William D. Badgerow, Controller (Chief Accounting Officer)

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

Date: July 3, 2003	/s/ Robert E. Schermer, Jr. Robert E. Schermer, Jr. Principal Executive Officer

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

Date: July 3, 2003	/s/William D. Badgerow William D. Badgerow, Controller (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

Exhibit filed herewith.