Form 10-Q
period 2003-08-31
MERITAGE HOSPITALITY GROUP INC
filed 2003-10-14
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2003.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 0-17442

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of October 13, 2003 there were 5,348,953 outstanding Common Shares, $.01 par value.

SAFE HARBOR STATEMENT

        Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Forward-looking statement may also be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions, and by the context in which they are issued. Such statements are based upon current expectations and speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2002. The results of operations for the third quarter and nine months ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
August 31, 2003 and December 1, 2002

ASSETS

	August 31, 2003 (Unaudited)	December 1, 2002
Current Assets
Cash and cash equivalents	$ 1,357,277	$ 901,113
Receivables	95,110	235,766
Inventories	244,811	208,197
Prepaid expenses and other current assets	164,136	161,189

Total current assets	1,861,334	1,506,265

Property, Plant and Equipment, net	40,016,664	38,076,198

Other Assets
Note receivable	322,326	319,593
Assets held for sale	268,715	728,383
Goodwill	4,429,849	4,429,849
Franchise fees, net of amortization
of $159,163 and $129,943, respectively	1,015,837	995,057
Financing costs, net of amortization
of $132,700 and $90,466, respectively	602,530	591,475
Deposits and other assets	78,770	65,423

Total other assets	6,718,027	7,129,780

Total assets	$48,596,025	$46,712,243

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
August 31, 2003 and December 1, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 31, 2003 (Unaudited)	December 1, 2002
Current Liabilities
Current portion of long-term obligations	$ 1,365,230	$ 1,141,281
Current portion of obligations under capital lease	149,821	341,993
Trade accounts payable	1,068,211	1,466,713
Accrued liabilities	1,982,687	1,733,840

Total current liabilities	4,565,949	4,683,827

Unearned Vendor Allowances	3,229,781	3,621,736

Long-Term Obligations	32,874,397	30,736,582

Obligations Under Capital Lease	--	60,749

Commitments and Contingencies	--	--

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000; 200,000 designated
as Series A convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued: 5,905,892 and 5,900,351, respectively
shares outstanding: 5,347,501 and 5,342,800, respectively	53,475	53,428
Additional paid in capital	13,606,169	13,584,800
Accumulated deficit	(5,734,041)	(6,029,174)

Total stockholders' equity	7,925,898	7,609,349

Total liabilities and stockholders' equity	$ 48,596,025	$ 46,712,243

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Nine Months Ended August 31, 2003 and September 1, 2002
(Unaudited)

	2003	2002
Food and beverage revenue	$ 35,640,797	$ 34,559,034

Costs and expenses
Cost of food and beverages	8,833,286	8,466,828
Operating expenses	21,296,687	20,053,933
General and administrative expenses	2,152,834	2,213,735
Depreciation and amortization	2,093,307	1,912,679

Total costs and expenses	34,376,114	32,647,175

Earnings from operations	1,264,683	1,911,859

Other income (expense)
Interest expense	(1,743,008)	(1,430,256)
Interest income	28,109	34,160
Miscellaneous income	14,559	23,535
Gain on sale of assets held for sale	750,716	--

Total other expense	(949,624)	(1,372,561)

Earnings before income taxes	315,059	539,298

Income tax benefit	--	17,000

Net earnings	315,059	556,298

Dividends on preferred stock	19,926	19,926

Net earnings on common shares	$ 295,133	$ 536,372

Net earnings per common share - basic	$ 0.06	$ 0.10

Net earnings per common share - diluted	$ 0.05	$ 0.09

Weighted average shares outstanding - basic	5,345,331	5,326,918

Weighted average shares outstanding - diluted	5,653,943	5,668,463

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Three Months Ended August 31, 2003 and September 1, 2002
(Unaudited)

	2003	2002
Food and beverage revenue	$ 13,168,844	$ 12,427,270

Costs and expenses
Cost of food and beverages	3,354,705	3,013,978
Operating expenses	7,505,410	7,128,753
General and administrative expenses	763,100	707,721
Depreciation and amortization	708,529	631,497

Total costs and expenses	12,331,744	11,481,949

Earnings from operations	837,100	945,321

Other income (expense)
Interest expense	(582,335)	(512,934)
Interest income	8,008	10,130
Miscellaneous income	5,892	380

Total other expense	(568,435)	(502,424)

Net earnings	268,665	442,897

Dividends on preferred stock	6,641	6,641

Net earnings on common shares	$ 262,024	$ 436,256

Net earnings per common share - basic and diluted	$ 0.05	$ 0.08

Weighted average shares outstanding - basic	5,347,501	5,329,775

Weighted average shares outstanding - diluted	5,640,591	5,738,096

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 1, 2002
and the Nine months Ended August 31, 2003 (Unaudited)

	Series A Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable Sale of Shares	Accumulated Deficit	Total
Balance at December 3, 2001	$295	$ 53,238	$ 13,534,302	$(538,900)	$(6,711,913)	6,337,022
Payment received on note receivable
from sale of common stock	--	--	--	538,900	--	538,900
Issuance of 19,001 shares of
common stock	--	190	50,498	--	--	50,688
Preferred stock dividends paid	--	--	--	--	(26,568)	(26,568)
Net earnings	--	--	--	--	709,307	709,307

Balance at December 1, 2002	295	53,428	13,584,800	--	(6,029,174)	7,609,349
Issuance of 5,501 shares of
common stock	--	55	25,445	--	--	25,500
Purchase of 800 shares of common
stock	--	(8)	(4,076)	--	--	(4,084)
Preferred stock dividends paid	--	--	--	--	(19,926)	(19,926)
Net earnings	--	--	--	--	315,059	315,059

Balance at August 31, 2003	$295	$ 53,475	$ 13,606,169	$ --	$(5,734,041)	7,925,898

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2003 and September 1, 2002
(Unaudited)

	2003	2002
Cash Flows from Operating Activities
Net earnings	$ 315,059	$ 556,298
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	2,093,307	1,912,679
Compensation and fees paid by issuance of common stock	25,500	22,500
Gain on sale of assets held for sale	(750,716)	--
Decrease in unearned vendor allowances	(391,955)	(416,214)
Decrease in current assets	101,095	137,414
Decrease in current liabilities	(149,655)	(158,441)

Net cash provided by operating activities	1,242,635	2,054,236

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(3,980,474)	(7,490,740)
Purchase of assets held for sale	(117,340)	(5,005)
Payment for franchise agreements	(50,000)	(100,000)
Proceeds from sale of operating assets	19,377	--
Proceeds from sale of assets held for sale	1,327,724	--
(Increase) decrease in deposits and other assets	(17,303)	11,650

Net cash used in investing activities	(2,818,016)	(7,584,095)

Cash Flows from Financing Activities
Payment received from note receivable from sale of shares	--	538,900
Proceeds from borrowings on line of credit	629,688	1,421,071
Principal payments on line of credit	(2,481,719)	(1,000,000)
Proceeds from long-term obligations	5,043,982	4,883,435
Principal payments on long-term obligations	(830,187)	(570,728)
Payments on obligations under capital lease	(252,921)	(226,535)
Payment of financing costs	(53,288)	(75,144)
Purchase of common stock	(4,084)	--
Preferred dividends paid	(19,926)	(19,926)

Net cash provided by financing activities	2,031,545	4,951,073

Net increase (decrease) in cash	456,164	(578,786)

Cash and Cash Equivalents - Beginning of Period	901,113	1,663,900

Cash and Cash Equivalents - End of Period	$ 1,357,277	$ 1,085,114

Supplemental Cash Flow Information
Cash paid for interest, net of capitalized interest	$ 1,740,868	$ 1,409,667

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 31, 2003 and September 1, 2002

Note A – Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , it retains many of the fundamental provisions of that statement. The Company adopted SFAS No. 144 on December 2, 2002, and the effect was not significant to the financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes current practice in accounting for, and disclosure of, guarantees and requires certain guarantees to be recorded at fair value on the Company’s balance sheet. Interpretation No. 45 also requires a guarantor to make disclosures, even when the likelihood of making payments under the guarantee is remote. These disclosures were effective immediately and are included in Note E, “Guarantees, Commitments and Contingencies.” The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect that the implementation of Interpretation No. 45 will have a material effect on its financial results.

Up-front consideration received from vendors linked to future purchases is initially deferred, and then is recognized as earned vendor allowances as the purchases occur over the term of the vendor arrangement. In November 2002, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 addresses how a reseller of a vendor’s product should account for cash consideration received from a vendor. The EITF issued guidance on the following two items: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller’s income statement, unless the consideration is reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum or specified purchase or sales volumes) should be recognized only if the payment is considered probable, in which case the method of allocating such payments in the financial statements should be systematic and rational based on the reseller’s progress in achieving the underlying performance targets. In accordance with EITF 02-16, the Company began applying item 1 beginning in fiscal 2003. As a result of applying item 1, reclassifications were made to the 2002 financial statements to decrease the Cost of Food and Beverages by $134,000 and $404,000 for the three and nine months ended September 1, 2002, respectively, and Operating Expenses were increased by the same amounts for those periods. The Company previously applied item 2. Therefore, the provisions of item 2 had no effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 modifies the definition of “liabilities” in SFAS No. 6 “Elements of Financial Statements”, to encompass certain obligations that a reporting entity

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 31, 2003 and September 1, 2002

Note A – Recently Issued Accounting Pronouncements (continued)

can or must settle by issuing its own common shares. The Statement affects accounting for three types of freestanding financial instruments, (i) mandatorily redeemable shares which an issuing company is obligated to buy back in exchange for cash or other assets, (ii) put options or forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. The Statement considers each of these types of instruments as a liability, as opposed to recent practice that may have classified the instrument as mezzanine financing or equity, and increases disclosures for alternate settlement methods. This Statement was effective for the Company beginning May 31, 2003 and adoption of this Statement had no effect on the Company’s financial statements.

Note B — Earnings Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine months ended August 31, 2003 and September 1, 2002:

	Three months ended		Nine months ended
	August 31, 2003	September 1, 2002	August 31, 2003	September 1, 2002
Numerators
Net earnings from operations	$ 268,665	$ 442,897	$ 315,059	$ 556,298
Less preferred stock dividends	6,641	6,641	19,926	19,926

Net earnings on common shares -
basic and diluted	$ 262,024	$ 436,256	$ 295,133	$ 536,372

Denominators
Weighted average common shares
outstanding - basic	5,347,501	5,329,775	5,345,331	5,326,918
Effect of dilutive securities
Stock options	293,090	408,321	308,612	341,545

Weighted average common shares
outstanding - diluted	5,640,591	5,738,096	5,653,943	5,668,463

For the three and nine months ended August 31, 2003 and September 1, 2002, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of conversion of preferred stock would be antidilutive.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 31, 2003 and September 1, 2002

Note C – Goodwill and Intangible Assets

Effective December 2, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. This statement changed the accounting for goodwill and other intangible assets. Goodwill is no longer amortized. However, tests for impairment are performed annually and whenever there is an impairment indicator. In accordance with the transition provisions of SFAS No. 142, the Company completed the step one transitional test for impairment in the first quarter of 2003, which resulted in no impairment of goodwill. The effect of applying the non-amortization provisions of SFAS No. 142 for the three and nine months ended August 31, 2003 and September 1, 2002 are as follows:

	Three months ended		Nine months ended
	August 31, 2003	September 1, 2002	August 31, 2003	September 1, 2002
Reported net earnings	$ 268,665	$ 442,897	$ 315,059	$ 556,298
Add back goodwill amortization	--	45,382	--	136,147

Adjusted net earnings	$ 268,665	$ 488,279	$ 315,059	$ 692,445

Net earnings per share - basic
Reported net earnings	$ 0.05	$ 0.08	$ 0.06	$ 0.10
Add back goodwill amortization	--	0.01	--	0.03

Adjusted net earnings	$ 0.05	$ 0.09	$ 0.06	$ 0.13

Net earnings per share - diluted
Reported net earnings	$ 0.05	$ 0.08	$ 0.05	$ 0.09
Add back goodwill amortization	--	0.00	--	0.03

Adjusted net earnings	$ 0.05	$ 0.08	$ 0.05	$ 0.12

The Company has no other intangible assets subject to SFAS No. 142.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 31, 2003 and September 1, 2002

Note D – Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and requires disclosure in interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees and does not intend to adopt a fair value method of accounting for stock based employee compensation. As a result, no compensation costs have been recognized. Had compensation cost been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per common share would have been as follows for the three and nine months ended August 31, 2003 and September 1, 2002:

	Three months ended		Nine months ended
	August 31, 2003	September 1, 2002	August 31, 2003	September 1, 2002
Net earnings as reported	$268,665	$442,897	$315,059	$556,298
Less: Total stock-based employee
compensation expense determined
under fair value based method	126,852	80,952	468,614	414,989

Pro forma net earnings (loss)	$141,813	$361,945	$(153,555)	$141,309

Net earnings (loss) per share - basic
As reported	$0.05	$0.08	$0.06	$0.10
Pro forma	$0.03	$0.07	$(0.03)	$0.02

Net earnings (loss) per share - diluted
As reported	$0.05	$0.08	$0.05	$0.09
Pro forma	$0.02	$0.06	$(0.03)	$0.02

Note E – Guarantees, Commitments, and Contingencies

The Company is a 19% owner of a real estate development company that is the landlord of one of the Company’s restaurants. As a 19% owner, the Company guaranteed 19% of the total loan balance of approximately $2.8 million. This mortgage loan was used to finance the acquisition and development of the real estate and matures in July 2008. In the event of a default under the terms of the mortgage, the Company would have to perform its obligations under the guaranty. As of August 31, 2003 the Company does not foresee a default under the mortgage loan and therefore, no liability has been recorded.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 31, 2003 and September 1, 2002

Note E – Guarantees, Commitments, and Contingencies (continued)

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

As of August 31, 2003, the Company has forward commitments totaling approximately $6,100,000 to finance the land and building for six additional restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at variable interest rates equal to 2.55% over the 30 day LIBOR, or fixed interest rates equal to 2.26% — 2.61% over the then current 10 year treasury rate.

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

Note F – Financial Statement Presentation

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Results of operations for the three and nine months ended August 31, 2003 and September 1, 2002 are summarized below:

	Statements of Earnings
	Third quarter ended				Year-to-date ended (nine months)
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	8/31/03	9/1/02	8/31/03	9/1/02	8/31/03	9/1/02	8/31/03	9/1/02
Food and beverage revenue	$13,169	$12,427	100.0%	100.0%	$35,641	$34,559	100.0%	100.0%
Costs and expenses
Cost of food and beverages	3,355	3,014	25.5	24.3	8,833	8,466	24.8	24.5
Operating expenses	7,505	7,129	57.0	57.4	21,297	20,054	59.8	58.0
General and administrative
Restaurant operations	317	357	2.4	2.9	986	1,039	2.7	3.0
Corporate level expenses	361	298	2.7	2.4	957	992	2.7	2.9
Michigan single business tax	85	53	0.6	0.4	210	183	0.6	0.5
Depreciation and amortization	709	586	5.4	4.7	2,093	1,777	5.9	5.1
Goodwill amortization	--	45	--	0.3	--	136	--	0.4

Total costs and expenses	12,332	11,482	93.6	92.4	34,376	32,647	96.5	94.4

Earnings from operations	837	945	6.4	7.6	1,265	1,912	3.5	5.6
Other income (expense)
Interest expense	(582)	(513)	(4.4)	(4.1)	(1,743)	(1,430)	(4.9)	(4.1)
Interest income	8	10	0.0	0.1	28	34	0.1	0.1
Other income	6	1	0.0	0.0	14	23	0.1	0.0
Gain on assets held for sale	--	--	--	--	751	--	2.1	--

Total other expense	(568)	(502)	(4.4)	(4.0)	(950)	(1,373)	(2.6)	(4.0)

Earnings before income tax benefit	$269	$443	2.0%	3.6%	$315	$539	0.9%	1.6%

Revenue

        Food and beverage revenue increased 6.0% and 3.1%, respectively, for the three and nine months ended August 31, 2003, compared to the same periods last year. These increases were attributable to sales from new restaurants opened for less than one year which contributed $1,044,000 and $3,866,000 for the respective periods. Average food and beverage revenue for stores in operation during the first three quarters of 2003 (“same store sales”) are set forth in the following table:

	2003	2002	Decrease	% Decrease
Average Sales per Store
Third Quarter	$280,360	$298,098	$17,738	6.0%
Second Quarter	259,478	287,238	27,760	9.7%
First Quarter	231,083	266,265	35,182	13.2%

Year-To-Date	$770,921	$851,601	$80,680	9.5%

        The same store sales decreases for the three and nine months ended August 31, 2003 were primarily attributable to (i) deep price discounting by our competitors, (ii) the lowering of certain menu prices in January 2003 to comply with Wendy’s International’s national advertising which has resulted in a reduction in average customer ticket, (iii) a sluggish economic climate in West Michigan which has resulted in high unemployment (e.g., in July 2003 unemployment in the largest county within our market hit a ten year high), and (iv) a negative sales impact at certain existing stores due to the opening of new stores. Sales for the nine months ended August 31, 2003 were also negatively impacted by strong sales in the first six months of 2002 over the comparable periods in 2001, a harsher winter in 2003 compared to the winter of 2002, and colder than normal temperatures in the spring of 2003.

        These factors contributed to a decrease in average store customer traffic of 4.6% for the nine months ended August 31, 2003 compared to the same period of 2002. Average customer traffic, however, has steadily improved throughout the year. The average customer ticket for the three and nine months ended August 31, 2003 decreased approximately 6% and 5% compared to the same periods of 2002. While 2003 sales are still below 2002 levels for the first nine months of 2003, year-to-year same store sales are improving. Nevertheless, management cautions that it remains difficult to accurately forecast how competitor discounting, menu price adjustments, current consumer spending trends and the current economic climate in West Michigan will affect the Company’s future revenue.

Cost of Food and Beverages

        The increase in the cost of food and beverages percentage for the third quarter of 2003 was due to price reductions made to certain SuperValue menu items in January 2003. This has resulted in an increase in the sales mix of Super Value menu items which have lower profit margins than other menu items such as “combo” meals. Slight increases in beef costs beginning in the second quarter of 2003 and increased bread costs in the third quarter also contributed to the increase in the cost of food and beverages percentage compared to 2002. To a lesser degree, these same factors have impacted the year-to-date cost of food and beverages percentage. Meritage’s food and beverage costs were in line with guidelines established by Wendy’s International.

        As disclosed in Note B of the financial statements, beginning in fiscal 2003, the Company began accounting for vendor allowances as a reduction to Cost of Food and Beverages rather than as a reduction in Operating Expenses. Amounts were reclassified in the 2002 financial statements to conform to the 2003 presentation. This reclassification decreased Cost of Food and Beverages and increased Operating Expenses by 1.0 and 1.2 percentage points for the three and nine months ended September 1, 2002, respectively.

Operating Expenses

        The following table presents operating expense categories that have had an impact on the above year-to-year fluctuations:

	Third quarter ended			Nine months ended
	8/31/03	9/1/02	Increase (Decrease)	8/31/03	9/1/02	Increase (Decrease)
As a percentage of revenue:
Labor and related costs	32.8	33.0	(0.2)	34.5	33.2	1.3
Occupancy expenses	8.2	8.2	0.0	9.0	8.7	0.3
Other operating expenses	3.5	3.6	(0.1)	3.9	3.7	0.2

        For the third quarter, operating expenses as a percentage of revenue remained stable despite the decrease in same store sales. Salary increases for store management labor were more than offset by reductions in training payroll, self insured health costs, and rent expense. Continued focus on labor cost reductions and cost containment measures that were implemented in response to the decline in same store sales have been successful in reducing labor and related costs. The year-to-date increase in labor and related expenses as a percentage of revenue was largely a function of the 9.5% decrease in same store sales. Because operations require minimum staffing levels of hourly crew labor regardless of sales volumes, hourly crew labor has increased 0.8 percentage points. This minimum staffing was combined with a 1.4% increase in the average hourly pay rate for the nine months ended August 31, 2003 compared to the same period of last year. Store management salaries increased 1.1 percentage points for the same period, again primarily due to minimum staffing requirements despite lower sales volumes. Reductions in training payroll and self insured health costs partially offset the increase in crew and management labor.

        The increase in occupancy expense for the nine months ended August 31, 2003 compared to the same period last year was due to increases in property taxes and utility costs, including a significant increase in natural gas costs. These increases were partially offset by lower rent expense caused by an increase in the percentage of Company owned versus leased restaurants. The Company owns all eight of the new stores it opened since the beginning of fiscal 2002. During this period, it also purchased two previously leased restaurants.

        The increase in other operating expenses for the nine months ended August 31, 2003 compared to the same period last year was due to slight increases in cleaning supplies and smallwares expense.

        Due to our efforts in reducing controllable (non-fixed) costs, on a per restaurant basis, operating expenses decreased approximately 7.5%, from an average of $172,000 per restaurant in the third quarter of 2002 to $160,000 per restaurant in the third quarter of 2003. For the nine months ended August 31, 2003 and September 1, 2002, operating expenses decreased approximately 7.1%, from an average of $496,000 per restaurant in 2002 to $461,000 per restaurant in 2003. The Company had approximately 5.5 additional restaurants in operation for the three and nine months ended August 31, 2003 compared to the same periods in 2002.

General and Administrative

        The reduction in restaurant level general and administrative expense was due to a reduction in payroll and related fringe benefits and a reduction in recruiting costs. The decrease in corporate level expenses for the nine months ended August 31, 2003 was primarily due to a reduction in executive salaries including bonus expense which was offset partially by an increase in professional fees. For the three months ended August 31, 2003, the increase in corporate level expenses was due to an increase in the third quarter bonus accrual compared to the prior year. The increase in Michigan single business tax (“SBT”) for the three and nine months ended August 31, 2003 was due to increases in certain components of the SBT calculation including wages, interest and depreciation along with a reduction in the investment tax credit as new store development has slowed.

Depreciation and Amortization

        The increase in depreciation and amortization expense was primarily due to the depreciation of buildings and equipment associated with new restaurants. The Company owns all eight of the new stores it opened since the beginning of fiscal 2002. During this period, the Company also purchased two previously leased restaurants which were demolished and rebuilt in fiscal 2002. The increase in depreciation expense was partially offset by a reduction in goodwill amortization expense of $45,000 and $136,000 for the three and nine months ended August 31, 2003 compared to the same periods of 2002.

Beginning in fiscal 2003, the Company no longer amortizes goodwill in accordance with Statement of Financial Accounting Standards No. 142 (see Note C of the financial statements).

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

Gain on Sale of Assets Held for Sale

        For the nine months ended August 31, 2003, the gain on the sale of assets held resulted from the sale of surplus real estate located adjacent to three restaurants that opened in fiscal 2002.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $456,000, to $1,357,000 as of August 31, 2003:

Net cash provided by operating activities	$1,243,000
Net cash used in investing activities	(2,818,000)
Net cash provided by financing activities	2,031,000

Net increase in cash	$456,000

        Excluding the non-operating gain on the sale of surplus real estate of $751,000, net earnings decreased $992,000 and was the primary reason for the $812,000 decrease in net cash provided by operating activities. This decrease was partially offset by an increase in depreciation and amortization expense of $181,000.

        Net cash used in investing activities decreased $4,766,000 and included $3,596,000 used to develop new restaurants and $384,000 used to upgrade and remodel existing restaurants. This compares to (i) $5,302,000 invested in 2002 in connection with the development of new restaurants, (ii) $1,511,000 used to purchase and develop new restaurants that were previously leased, and (iii) $778,000 used to upgrade and remodel existing restaurants. In 2003, these investments in property and equipment were offset by proceeds from the sale of surplus real estate for $1,328,000.

        Net cash provided by financing activities decreased $2,920,000 due to (i) a $2,113,000 decrease in net loan proceeds (after reductions to the Company’s line of credit) used to finance new store development, (ii) proceeds of $539,000 from a note receivable in the first quarter of 2002, and (iii) an increase in principal payments on long-term obligations including capital leases of $286,000.

Financial Condition

        As of August 31, 2003, Meritage’s current liabilities exceeded its current assets by $2,705,000 compared to December 1, 2002, when current liabilities exceeded current assets by $3,178,000. Excluding the current portion of occupancy related long-term obligations and capital leases, current liabilities exceeded current assets by $1,190,000 at August 31, 2003, and by $1,694,000 at December 1, 2002. At these dates, the ratios of current assets to current liabilities were 0.41:1 and 0.32:1, respectively. The primary reason for the improvement in working capital was proceeds received from the sale of surplus real estate. The cash flows discussion provides additional details regarding the net increase in cash and the most significant reasons for the improvement in working capital.

        In fiscal 2002, cash flow provided by operations was sufficient to meet the Company’s obligations from existing operations including debt service and necessary capital improvements to existing restaurants. However, during the second half of fiscal 2002 and the first nine months of 2003, Meritage experienced quarterly sales decreases compared to prior year quarters. In response to the decline in sales, in January 2003 the Company reduced prices on certain menu items to better compete with the intense price discounting currently affecting the quick-service restaurant industry. Over time, these price reductions are intended to increase sales and profits. Year-over-year quarterly sales decreases have narrowed as illustrated in the “revenue” table above. Meritage has also implemented various cost cutting measures and will continue to emphasize cost containment while evaluating additional cost cutting measures.

        Offsetting the reduction in cash flow generated from operations was proceeds of $1,328,000 from non-operating gains from the sale of surplus real estate in the first nine months of 2003. Future sales of remaining surplus real estate without underlying debt, will provide an estimated $700,000 of cash over the next year. The Company also has a note receivable of approximately $360,000 under a land contract with no underlying debt that is due in March 2004. However, repayment of the note receivable will likely depend on the debtor’s ability to refinance or sell the real estate under the land contract. Therefore, there can be no assurance that the land contract will be paid off in March 2004. If it is not paid off, the Company will exercise all its legal and equitable rights under the land contract. Management believes the property (land and building) has a fair value in excess of the amount that is due in March 2004.

        The Company has slowed its new store development plans in fiscal 2003 compared to prior years. The Company has opened three new restaurants in fiscal 2003 (the most recent store opened September 2, 2003). New store development for 2004 will depend on the adequacy of new store sites and the availability of capital. New restaurants require an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant. Any remaining investment is typically funded through long-term financing.

        Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation to build five new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule that permits Meritage to select either a fixed or variable interest rate. The variable interest rate under these loans is equal to 2.55% plus the one-month LIBOR rate (presently 3.7%, adjusted monthly) and the fixed rate is equal to 2.66% plus the then ten year interest rate swap.

        Meritage’s various loan and franchise agreements contain covenants requiring the maintenance of certain financial ratios including:

•	Fixed Charge Coverage Ratio ("FCCR") of not less than 1.2:1 for the Wendy's operations;

•	FCCR of not less than 1.2:1 for certain Wendy's restaurants loans subject to a real estate mortgage;

•	FCCR of not less than 1.4:1 for certain Wendy's restaurants loans subject to a business value loan;

•	Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 5.5:1;

•	Debt Service Coverage Ratio of not less than 1.2:1; and

•	restrictions against using operating cash flow from the Wendy’s business for other means if such use would cause the FCCR to be less than 1.2:1.

At August 31, 2003, Meritage was in compliance with these covenants.

        In addition to capital requirements related to new stores, the Company has entered into purchase contracts to acquire two currently leased restaurants. The Company closed on the purchase of one of the restaurants (costing $616,000) in September 2003, and expects to close on the other restaurant (costing $350,000) by December 31, 2003. The restaurant acquired in September 2003 will be demolished and rebuilt. As to the other restaurant, management is evaluating whether to (i) remodel the restaurant at an estimated cost of approximately $230,000, or (ii) demolish and rebuild it at an estimated cost of approximately $750,000 (including equipment package). The purchase of these restaurants, the demolition and rebuilding/remodeling, and the equipment packages will be financed under the GE Capital commitment described above.

        In January 2003, the Company’s $3.5 million line of credit was extended until December 31, 2003 at which time any outstanding balance under the line of credit (presently $362,000) will be converted to a four-year term loan. The term loan will require monthly installments of principal and interest. The interest rate will be equal to (i) a variable rate equal to 2.55% plus the one-month LIBOR rate, or (ii) a fixed rate equal to the comparable term Treasury Bond rate plus 2.25% plus the Swap Spread as defined under the loan agreement. Meritage is presently negotiating with other potential lenders to replace this line of credit.

        In the second quarter, Meritage restructured a multi-store lease covering five of its older sites. Under the amendment, the monthly rent will be reduced from 8.5% of sales to 7.5% of sales beginning in January 2004, and the lessor will spend $828,000 for capital improvements to the five restaurants. Four of the five remodels have been completed and the fifth remodel is scheduled for completion in October 2003. In addition to the $828,000 invested by the landlord, the Company is spending approximately $100,000 in additional capital improvements at these restaurants. Meritage also plans to invest approximately $400,000 to $500,000 for capital expenditures directed at its other older restaurants. It is anticipated that the funds to undertake these investments will come from (i) cash generated from existing operations, (ii) proceeds generated from the sale of surplus investment real estate as discussed above, (iii) long-term financing, or (iv) the use of the Company’s line of credit. By year-end all but two of the Company’s restaurants will be either less than five years old or recently remodeled.

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

        In September 2003, Meritage reached an agreement in principle with O’Charley’s, Inc. to operate O’Charley’s restaurants throughout the State of Michigan pursuant to an exclusive multi-unit development agreement. O’Charley’s operates approximately 200 O’Charley’s casual dining restaurants in sixteen states in the Southeast and Midwest. The O’Charley’s development agreement is subject to, among other things, the successful completion of a $4.0 million minimum/$6.0 million maximum offering by Meritage of common shares and common share purchase warrants. The offering is being made in units of $6 each, with each unit consisting of one common share and warrants to purchase one common share. The warrants are divided into one-half each of a Class A Warrant to purchase one common share at a price of $6 per share expiring six years from the date of issuance, and a Class B Warrant to purchase one common share at a price of $9 per share expiring nine years from the date of issuance. The offering is being made only to accredited investors under SEC Regulation D. The offering will be completed if a minimum of $4 million is sold by November 14, 2003, with Meritage retaining the right to extend the offering to December 31, 2003. The purpose of the offering is to provide funds to initiate the development agreement for the rollout of O’Charley’s restaurants in Michigan, and to redeem up to 500,000 common shares at a maximum price of $2,450,000 from a retiring executive. Meritage has also been presented with a $6.3 million financing commitment from GE Capital which, with the proceeds from the offering, will be used to launch the O’Charley’s rollout in Michigan.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 75% of its debt is at fixed interest rates which limits financial instrument risk. The remaining debt is at variable interest rates. Most variable rate loans contain provisions that permit conversion to a fixed interest rate between the seventh and twenty-fourth month after the loan closing date. This would allow the company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s utilizes various purchasing and pricing techniques in an effort to minimize volatility. As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases.

Item 4.    Controls and Procedures.

        As of August 31, 2003, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, President, General Counsel and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management including the Chief Executive Officer, President, General Counsel and Controller, concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2003. There have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during the last fiscal quarter that has materially affected, or is likely to materially affect, Meritage’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5.    Other Information.

        The Company opened its 47th Wendy’s restaurant during the third fiscal quarter. The new restaurant is located on Centre Avenue in Portage, Michigan. During the third fiscal quarter, the Company also began a remodeling project on eight of its older facilities. At calendar year end, all but two of Meritage’s owned Wendy’s restaurants will be new or recently remodeled.

        On August 21, 2003, the Company’s Board of Directors appointed Brian N. McMahon to the Board, replacing Jerry L. Ruyan who resigned in July. Mr. Ruyan’s resignation was for personal reasons and was not due to any disagreement with the Company. Mr. McMahon is a partner with the law firm Shumaker, Loop & Kendrick, LLP, and previously served as Senior Legal Counsel for Wendy’s International, Inc., and General Counsel for Checkers Drive-In Restaurants, Inc. Mr. McMahon principal areas of expertise are franchise law, real estate and corporate law.

        On August 22, 2003, the Company replaced its transfer agent and registrar, Fifth Third Bank, with LaSalle Bank NA, following Fifth Third’s decision to exist the transfer agent and registrar business. Shareholders may contact LaSalle Bank by calling toll-free (800) 246-5761.

Item 6.    Exhibits and Reports on Form 8-K.

         (a)        Exhibit List.

Exhibit No.	Description of Document
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e) and 15d-15(e)Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.

         (b)        Reports on Form 8-K.

        On June 24, 2003, the Company filed a Form 8-K reporting that Meritage had issued a press release reporting its second quarter financial results.

        On September 10, 2003, the Company filed a Form 8-K reporting that Meritage had issued a press release that it had reached an agreement in principle with O’Charley’s, Inc. to operate O’Charley’s restaurants throughout the State of Michigan, and that it was commencing a $4.0 million minimum/$6.0 million maximum private equity offering of common shares and common share purchase warrants. The filing was made pursuant to Rule 135(c) under the Securities Act of 1933.

        On September 25, 2003, the Company filed a Form 8-K reporting that Meritage had issued a press release reporting its third quarter financial results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 13, 2003	MERITAGE HOSPITALITY GROUP INC.> BY: /s/Robert E. Schermer, Jr. —————————————— Robert E. Schermer, Jr. Chief Executive Officer

By: /s/William D. Badgerow —————————————— William D. Badgerow, Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.
31.2	Rule 13a-15(e) and 15d-15(e)Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.