Form 10-K
period 2003-11-30
MERITAGE HOSPITALITY GROUP INC
filed 2004-02-27
CIK 808219

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO____ .

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

       Registrant's Telephone Number, Including Area Code: (616) 776-2600

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class           Name of Each Exchange on which Registered
      -------------------           -----------------------------------------

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

As of February 18, 2004, there were 5,268,600 common shares of the registrant outstanding. The aggregate market value of the common shares held by non-affiliates was $14,999,454 based on the closing sales price on the American Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter (i.e. June 1, 2003).

Documents Incorporated by Reference: None.

================================================================================

                         MERITAGE HOSPITALITY GROUP INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                               PAGE
                                                                                               ----
PART I

         Item 1   -  Business                                                                    3
         Item 2   -  Properties                                                                 10
         Item 3   -  Legal Proceedings                                                          12
         Item 4   -  Submission of Matters to Vote of Security-Holders                          13

PART II

         Item 5   -  Market for Registrant's Common Equity, Related Stockholder Matters
                       and Issuer Purchases of Equity Securities                                14
         Item 6   -  Selected Financial Data                                                    17
         Item 7   -  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                              18
         Item 7A  -  Quantitative and Qualitative Disclosures About Market Risk                 32
         Item 8   -  Financial Statements and Supplementary Data                                32
         Item 9   -  Changes in and Disagreements With Accountants on Accounting
                         and Financial Disclosure                                               32

PART III

         Item 10  -  Directors and Executive Officers of the Registrant                         33
         Item 11  -  Executive Compensation                                                     35
         Item 12  -  Security Ownership of Certain Beneficial Owners and Management
                      and Related Stockholder Matters                                           36
         Item 13  -  Certain Relationships and Related Transactions                             36
         Item 14  -  Controls and Procedures                                                    37
         Item 15  -  Exhibits, Financial Statement Schedules, and Reports on Form 8-K           38

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Forward-looking statements may be identified by words such as "estimates," "anticipates," "projects," "plans," "expects," "believes," "should," and similar expressions, and by the context in which they are used. Such statements are based only upon current expectations of the Company. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Meritage undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

         Statements concerning expected financial performance, business strategies and action which Meritage intends to pursue to achieve its strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from the forward-looking statements. These include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and eating habits; concerns about the nutritional quality of our restaurant menu items; concerns about consumption of beef or other menu items due to diseases including E. coli, hepatitis, and mad cow; promotions and price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor and energy; the availability and cost of suitable restaurant sites; the ability to finance expansion; interest rates; insurance costs; the availability of adequate managers and hourly-paid employees; directives issued by the franchisor regarding operations and menu pricing; the general reputation of Meritage's and its franchisors' restaurants; legal claims; and the recurring need for renovation and capital improvements. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, public health, sanitation, alcoholic beverage control, environment, food preparation, minimum and overtime wages and tips, employment of minors, citizenship requirements, working conditions, and the operation of its restaurants. Because Meritage's operations are concentrated in certain areas of Michigan, a marked decline in Michigan's economy, or a local economy encompassing a restaurant, could adversely affect our operations.

                                     PART I

ITEM 1. BUSINESS.

         THE COMPANY

         Meritage Hospitality Group Inc. was incorporated in Michigan in 1986, and is primarily engaged in the franchised retail food service business through its Wendy's of Michigan business segment and its O'Charley's of Michigan business segment. Meritage's principal executive office is located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan 49525. Its telephone number is (616) 776-2600, its facsimile number is (616) 776-2776, and its website address is www.meritagehospitality.com. Meritage's common shares are listed on the American Stock Exchange under the symbol "MHG."

                     WENDY'S OF MICHIGAN - BUSINESS SEGMENT

         Meritage operates 47 "Wendy's Old Fashioned Hamburgers" quick-service restaurants in Western and Southern Michigan. Meritage is the nation's only publicly traded Wendy's franchisee. Approximately 75% of the Wendy's restaurant properties are owned by the Company. The remaining properties are leased. Meritage serves over nine million Wendy's customers annually. All restaurants are operated pursuant to franchise agreements with Wendy's International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the distinctive "Wendy's" brand name. On average, Meritage opened a new Wendy's restaurant every eight weeks during the last four years. The Company's growth strategy is to expand its Wendy's business through the development of new restaurants within the Company's designated market area, and through the development and/or acquisition of Wendy's restaurants in other market areas.

                   O'CHARLEY'S OF MICHIGAN - BUSINESS SEGMENT

         Meritage recently executed an exclusive multi-unit development agreement with casual service restaurant franchisor, O'Charley's Inc., to develop O'Charley's restaurants throughout the State of Michigan. Meritage is the nation's first O'Charley's franchisee. All O'Charley's restaurants will be operated pursuant to operating agreements with O'Charley's Inc., the franchisor of the casual service restaurant system that operates 206 restaurants in 16 states in the Southeast and Midwest. The Company's development agreement calls for the development of a minimum of 15 O'Charley's restaurants over the next seven years.

         The Company's Wendy's restaurants are operated by Wendy's of Michigan, a Michigan limited partnership that is owned by a wholly-owned subsidiary of Meritage. The Company's O'Charley's restaurants will be operated by O'Charley's of Michigan, a Michigan limited liability company that is owned by Meritage. For convenience, Meritage and its subsidiaries will be collectively referred to as "Meritage" or "the Company" throughout this report.

         WENDY'S OPERATIONS

         Meritage's restaurants are located in the Michigan counties of Allegan, Calhoun, Ionia, Kalamazoo, Kent, Muskegon, Newaygo, Ottawa and Van Buren. This includes the metropolitan areas encompassing the cities of Grand Rapids, Kalamazoo, Battle Creek, Muskegon and Holland. This geographical area generally comprises Meritage's designated market area.

         Menu

         Each Wendy's restaurant offers a diverse menu containing a variety of food items featuring hamburgers and chicken breast sandwiches, all of which are prepared to order with the customer's choice of condiments. The Wendy's menu includes other items such as chili, baked and French fried potatoes, chicken nuggets, chicken strips, freshly prepared salads, soft drinks, "Frosty" desserts and children's meals. Each Wendy's restaurant features soft drink products supplied by the Pepsi-Cola Company and its affiliates. Wendy's International maintains significant discretion over the menu items that are offered in the Company's restaurants.

         Restaurant Layout and Operation

         The Company's restaurants typically range from 2,700 to 3,400 square feet with a seating capacity of between 90 and 130 people, and are typically open from 10:30 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. All restaurants also feature a drive-through window. Sales from drive-through customers accounted for more than half of the total restaurant sales in fiscal 2003. A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company's restaurants. Physical inventories of all food items and restaurant supplies are taken weekly and monthly.

         Marketing and Promotion

         Wendy's International requires that at least 4% of the Company's restaurant sales be contributed to an advertising and marketing fund, 2% of which is used to benefit all restaurants owned and franchised by Wendy's International. The Wendy's National Advertising Program uses these funds to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder of the funds must be used on local advertising. The Company typically spends local advertising dollars in support of national television advertising, local television and radio advertising, print media, local promotions and community goodwill projects.

         Raw Materials and Energy

         The Company's restaurants comply with uniform recipe and ingredient specifications provided by Wendy's International. Food and beverage inventories and restaurant supplies are purchased from independent vendors that are approved by Wendy's International. Wendy's International does not sell food or supplies to the Company. The Company's principal sources of energy for its operations are electricity and natural gas. The Company has not experienced any significant shortages of food, equipment, fixtures or other products that are necessary to restaurant operations. While no such shortages are anticipated, the Company believes that alternate suppliers are available if any shortage were to occur. To date, the supply of energy available to the Company has been sufficient to maintain normal operations.

         Seasonality

         The Company's business is subject to seasonal fluctuations. Like the rest of the quick-service industry, traffic typically increases during the summer months, which results in increased revenues during those months.

         Relationship with Franchisor

         Meritage operates its restaurants pursuant to various agreements (including one franchise agreement for each restaurant) with Wendy's International. These agreements grant privileges such as the right to utilize Wendy's International's trademarks, service marks, designs and other proprietary rights (such as "Wendy's" and "Wendy's Old Fashioned Hamburgers") in connection with the operation of its Wendy's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The Company's franchise agreements (including options to renew) range from approximately 23 to 29 years.

         The franchise agreements with Wendy's International provide, among other things, that a change in the operational control of Wendy's of Michigan, or the removal of a guarantor of the franchise agreements, cannot occur without the prior consent of Wendy's International. In addition, any proposed sale of the Wendy's business, ownership interests or franchise rights is subject to the consent of, and a right of first refusal by, Wendy's International. These agreements also grant Wendy's International wide discretion over many aspects of the restaurant operations, and often require the consent of Wendy's International to carry out certain operational transactions. If Meritage needs the consent of Wendy's International to proceed with its business plans and such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely affect Meritage's growth strategy. If Meritage were to proceed without Wendy's International's consent when required, Wendy's International could terminate the franchise agreements or exercise its right to purchase the Wendy's restaurants.

         Meritage's growth strategy involves the expansion of its restaurant operations through the development or acquisition of additional Wendy's restaurants. In addition to paying monthly fees, Meritage is required to pay Wendy's International a technical assistance fee upon the opening of new Wendy's restaurants. Meritage is permitted to develop new Wendy's restaurants and convert competitive units located in its designated market area subject to the standard expandability criteria and site standards of Wendy's International. Meritage is prohibited from acquiring or developing new Wendy's restaurants outside of its designated market area unless Wendy's International, in its sole discretion, consents. While the franchise agreements are in place, Meritage is also prohibited from acquiring or developing any other types of quick-service restaurants within Meritage's designated market area, or outside of Meritage's designated market area if the restaurant sells hamburgers, chicken sandwiches or products similar to Wendy's International, and is located within a three mile radius of another Wendy's restaurant. For two years after the expiration or termination of the franchise agreements, Meritage is prohibited from participating in any quick-service restaurant business that sells hamburgers, chicken sandwiches or products similar to Wendy's International, and is located within Meritage's designated market area.

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

         O'CHARLEY'S OPERATIONS

         Meritage's O'Charley's restaurants will be located throughout the State of Michigan, but will be concentrated in the metropolitan areas encompassing the cities of Detroit, Grand Rapids, Kalamazoo and Lansing. Except for Lenawee County in southeast Michigan, Meritage has the exclusive right to operate O'Charley's restaurants in the State of Michigan.

         Menu

         The O'Charley's menu is mainstream, but innovative and distinctive in taste. The O'Charley's menu features approximately 50 items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with O'Charley's own tangy BBQ sauce, chicken that is always fresh and never frozen, fresh salmon and grilled tuna with a spicy ginger sauce, a variety of fresh-cut salads with special recipe salad dressings and O'Charley's hot, freshly-baked yeast rolls. Also offered are a wide variety of alcoholic beverages including beer, wine and cocktails. The restaurants are open seven days a week and serve lunch, dinner and Sunday brunch. Special menu items include "limited-time" promotions, O'Charley's Express Lunch, daily special selection and a special kids menu.

         Restaurant Layout and Operation

         O'Charley's restaurants seek to create a casual, neighborhood atmosphere through an open layout and exposed kitchen, and by tailoring the decor of each restaurant to the local community. The O'Charley's restaurants are free-standing brick buildings that will range from 5,000 to 6,800 internal square feet with seating for 190 to 275 customers, including approximately 52 bar seats. The exterior features old-style red brick, bright red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted, and features warm woods, exposed brick, color prints and hand painted murals depicting local history, people, places and events. In addition, the kitchen design provides flexibility in the types of food items that can be prepared to adapt to changing customer tastes and preferences.

         Marketing and Promotion

         O'Charley's Inc. employs an advertising and marketing plan for the development of television, radio and newspaper advertising for O'Charley's restaurants, and also incorporates point of sale and local restaurant marketing. The focus of marketing efforts is to build brand loyalty and emphasize the distinctiveness of the O'Charley's atmosphere and menu offerings. O'Charley's generally requires that 4% of a franchisee's restaurant sales be contributed to advertising, marketing and promotion. The Company's contributions include: 1% for a production fund, 1% - 2% for a local advertising fund, and 1% - 2% for a national fund which is used to benefit all restaurants in the O'Charley's system. The combined local and national fund cannot exceed 3% in the aggregate. A national fund has not been established at this time, making the Company's total contribution 3% of restaurant sales.

         Raw Materials and Energy

         The Company's O'Charley's restaurants will comply with uniform recipe and ingredient specifications provided by the franchisor. O'Charley's Inc. operates a 220,000 square foot commissary in Nashville, Tennessee through which the Company can purchase a substantial amount of its food products and supplies for its operations. The commissary operates a USDA-approved and inspected facility at which beef is aged and cut, and at which O'Charley's signature yeast rolls, salad dressings and sauces are produced. The Company's food and beverage inventories and restaurant supplies will either be purchased from the O'Charley's commissary or from national vendors approved by O'Charley's Inc. The Company's principal sources of energy for its operations will likely be electricity and natural gas.

         Relationship with Franchisor

         Meritage will operate its O'Charley's restaurants pursuant to various agreements with O'Charley's Inc., including a primary development agreement and an operating agreement for each restaurant it opens. These agreements grant privileges such as the right to utilize O'Charley's trademarks, service marks, designs and other proprietary rights in connection with the operation of its O'Charley's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The development agreement requires the Company to develop at least 15 O'Charley's restaurants over a seven year period, with approximately three-quarters being developed in the Detroit metropolitan market. The operating agreements (including options to renew) are effective for 40 years.

         The agreements with O'Charley's Inc. provide, among other things, that a change in the controlling interest of the Company's O'Charley's operating entity, or a transfer of a non-controlling interest in the operating entity to a defined competitor or unapproved entity, cannot occur without the prior consent of O'Charley's Inc. In addition, any proposed sale of controlling interest of the Company's O'Charley's operating entity is subject to a right of first refusal by O'Charley's Inc. These agreements also grant O'Charley's Inc. wide discretion over many aspects of the restaurant operations, and may require the consent of O'Charley's Inc. to carry out certain operational transactions. If Meritage needs the consent of O'Charley's Inc. to proceed with its business plans and such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely affect Meritage's growth strategy. If Meritage were to proceed without O'Charley's Inc.'s consent when required, O'Charley's Inc. could terminate its agreements with the Company.

         In addition to paying the advertising and marking fees referenced above, Meritage is required to pay O'Charley's Inc. an initial license fee of $425,000 for its first 15 restaurants (half of which was paid upon execution of the development agreement), a fee of 4% of sales for certain rights granted and certain services to be rendered, and other miscellaneous fees associated with training and services to be provided. Pursuant to its operating agreements, Meritage and certain of its key personnel are subject to (i) confidentiality requirements relating to certain of O'Charley's information, knowledge, know-how, techniques and other materials used in its O'Charley's operations, and
(ii) non-competition covenants that prohibit the acquisition of, operation of or affiliation with certain types of full service, casual dining restaurants that are considered a competitor of the O'Charley's restaurants in the United States during the term of the agreements, and for a two-year period after expiration or termination of such agreements with the competitor's restaurants located within a 15-mile radius of an O'Charley's restaurant.

         The reputation of Meritage's restaurants is largely dependent on the entire O'Charley's restaurant chain, which in turn is dependent upon the management and financial condition of O'Charley's Inc., and the performance of each O'Charley's restaurant. Should O'Charley's Inc. be unable to compete effectively with similar restaurant chains, Meritage would be materially and adversely affected. Furthermore, many of the attributes which lead to the success of O'Charley's operations are factors over which Meritage has no control, such as national advertising and marketing, menu products, quality assurance and other operational systems.

         Meritage cannot conduct its O'Charley's operation without its affiliation with O'Charley's Inc. Any termination of the development agreement or operating agreements would likely have a material adverse effect on Meritage's financial condition and results of operations.

         Personnel

         Each O'Charley's restaurant typically employs five to six managers (a general manager, two to three assistant managers, a kitchen manager and an assistant kitchen manager), and an average of approximately 80 full-time and part-time employees. The Company currently employs a Chief Operating Officer to oversee day-to-day operations. Ultimately, we will employ area supervisors who have a day-to-day responsibility for the operating performance of approximately three or more O'Charley's restaurants.

         With the assistance of O'Charley's Inc., the Company will employ various recruiting and training programs to retain employees that are well-suited to manage its restaurant operations. Management trainees are required to complete a multi-week training program that familiarizes them with the responsibilities required to manage O'Charley's restaurants, operations, management objectives, controls and evaluation criteria. In addition, the Company will undertake continual in-service training of employees and conduct field visits with representatives from the Company and O'Charley's Inc.

         COMPETITION AND INDUSTRY CONDITIONS

         Meritage operates within the quick-service restaurant ("QSR") industry through its Wendy's operations, and will operate within the full-service, casual dining restaurant industry through its O'Charley's operations.

         QSR Industry

         The QSR industry is characterized by customers who are looking for convenient and quick meals that are ordered, paid for and picked up at a cash register. Within the quick-service market, the hamburger market segment comprises approximately half of the entire market (with the pizza, chicken, other sandwich, and Mexican and Asian market segments comprising a significant portion of the remainder). The hamburger market segment is dominated by McDonald's, Burger King and Wendy's. According to the National Restaurant Association ("NRA"), a restaurant industry trade association, the QSR industry is forecasted to have total sales of $123.9 billion in 2004. In addition, in 2004, the industry is expected to post its strongest sales growth in three years. In this industry, the NRA observed a trend of stronger concepts taking over weaker ones, and customers that look for new tastes and enhanced restaurant decor. According to the NRA, some of the primary challenges facing the QSR industry in 2004 will be heightened competition, health-insurance costs, responding to health and nutritional trends, energy costs, convenience and service.

         Most of the Wendy's restaurants operated by the Company are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald's, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. In recent years, these competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their primary food products. While the Company lowered the prices of certain menu times in 2003, it does not believe that this is a profitable long-term strategy. Instead, it believes that the competitive position of a Wendy's restaurant is ultimately enhanced by its unique qualities such as the use of fresh ground beef, a diverse menu, food prepared to order with an emphasis on quality, nutrition and taste, pleasant and speedy service, and the atmosphere of its restaurants. Based on information from Wendy's International, average same-store restaurant sales for all franchised domestic Wendy's restaurants was $1,265,000 in 2003 and $1,251,000 in 2002, compared to Meritage average same-store restaurant sales (for restaurants in full operation during the given year) of $1,040,000 in 2003 and $1,143,000 in 2002.

         Casual Dining Restaurant Industry

         According to the NRA, projected sales at full-service restaurants (which includes fine, casual and family dining restaurants) in the U.S. in 2004 will be $157.9 billion, giving the industry a 4.6% growth rate - the strongest since 2001. Within the industry, 65% of casual-dining operators expect sales in 2004 to be better than sales in 2003. According to the NRA, some factors that will help drive sales at full-service restaurants in 2004 include the desire for fun and convenience, demographics and tourism. In addition, the industry will continue to benefit from the spending of the baby-boomers, the nation's largest demographic group. The NRA reports that this group tends to go to casual-dining restaurants more frequently than people in other age groups. According to the NRA, some of the primary challenges facing the casual-dining industry in 2004 will be retention of repeat customers, adapting to the ever-changing tastes and preferences of its customers, responding to the desire for more convenience, competition and energy costs. The repeat customer is a high priority as research shows that more than two-thirds of sales at full-service restaurants are derived from this demographic.

         Regional Outlook

         All of the Company's restaurants are located within the State of Michigan. According to the NRA, the East North Central Region (which includes Michigan, Wisconsin, Illinois, Indiana and Ohio) is expected to experience an increase in total restaurant sales of 3.8%. The regions restaurants are projected to register sales of $53.6 billion in 2004, with Michigan projected to account for $11 billion. Of the five states in the region, only Michigan is projected to have job growth greater than the national average, 1.1% compared to 0.9%.

         In general, the Company intends to achieve growth by (i) developing new Wendy's restaurants in its existing market, (ii) developing and/or acquiring Wendy's restaurants in other markets, (iii) developing O'Charley's restaurants in its market area, and (iv) increasing sales and maintaining low costs at existing restaurants. The Company will continue to explore other acquisitions or developments that complement its restaurant operations.

         If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be adversely affected. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than Meritage, including a large number of national and regional restaurant chains. Some of our competitors have been in existence for a substantially longer period than Meritage and may be better established in the markets where our restaurants are or may be located. To the extent that we open restaurants in larger cities and metropolitan areas, we expect competition to be more intense in those markets. We also compete with other restaurants for experienced management personnel and hourly employees and with other restaurants and retail establishments for quality sites.

         RISKS AND GOVERNMENTAL REGULATIONS

         Meritage is subject to numerous uncertainties and risk factors inherent in the food service industry. These include, among others: competition; changes in local and national economic conditions; changes in consumer tastes and eating habits; concerns about the nutritional quality of quick-service or casual dining menu items; concerns about consumption of beef or other menu items due to diseases such as E. coli, hepatitis, and mad cow; promotions and price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor, fuel and energy; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; insurance costs; the availability of an adequate number of managers and hourly-paid employees; directives issued by the franchisor regarding its operations and nationally advertised pricing; the general reputation of Meritage's and its franchisors' restaurants; legal claims; and the recurring need for renovation and capital improvements.

         Also, the Company is subject to various federal, state and local laws and governmental regulations relating to, among other things, zoning, restaurant operations, public health certification regarding the preparation and sale of food, alcoholic beverage control, discharge of materials into the environment, sanitation and minimum wages. The Company believes its operations would be adversely affected if these permits were not obtained, renewed, or were terminated. The Company has no reason to anticipate, however, that this may occur. In addition, changes regarding minimum wage laws or other laws governing the Company's relationship with its employees (e.g. overtime wages and tips, health care coverage, employment of minors, citizenship requirements, working conditions, etc.) could have an adverse effect on the Company's operations.

         On average, 10% of O'Charley's Inc.'s restaurant sales are attributable to the sale of alcoholic beverages. Each O'Charley's restaurant, where permitted by local and state law, will have licenses from regulatory authorities allowing it to sell liquor, beer and wine. The failure of a restaurant to obtain or retain liquor service licenses could adversely affect operations. Once a liquor license is obtained, Meritage will be subject to "dram-shop" statutes and interpretations which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

         The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Our restaurants are designed to be accessible to the disabled and we believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environment regulations.

ITEM 2. PROPERTIES.

         Each Wendy's restaurant is built to specifications provided by Wendy's International as to its exterior style and interior decor. Typical freestanding restaurants are one-story brick buildings constructed on sites of approximately 40,000 square feet, with parking for 50 to 70 vehicles. The restaurants, which range from 2,700 to 3,400 square feet, typically have a food preparation area, a dining room with seating capacity for 90 to 130 persons, and a double pick-up window for drive-through service. The dimensions and layout of three Wendy's restaurants which are part of a combination store concept with a fuel purveyor are basically the same except that the restaurants are connected to a 3,500 square foot convenience store and gas station facility.

         Of the 47 Wendy's restaurants that the Company operates, it (i) owns the land and buildings comprising 36 restaurants, (ii) leases the land and buildings comprising 10 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from approximately 5 to 27 years. The structures range from being brand new to approximately 29 years old. In the past fiscal year, however, Meritage performed major remodels on eight of its older Wendy's restaurants such that, by the end of the year, all but two of its Wendy's restaurants are under five years old or have been recently remodeled. The land and buildings owned by the Company are subject to encumbrances described in "Financing and Encumbrances." Development plans for 2004, include opening two or three new Wendy's restaurants in the Company's market area.

         As the development agreement with O'Charley's was not entered into until late December 2003, the Company does not currently operate any O'Charley's restaurants. Each O'Charley's restaurant will be built to specifications provided by O'Charley's Inc. as to its exterior style and interior decor. The typical O'Charley's restaurant is a free-standing building ranging in size from approximately 6,400 to 6,800 square feet with seating for approximately 275 customers, including approximately 52 bar seats. In certain areas, the Company may also consider a smaller free-standing building of approximately 5,000 square feet with seating for approximately 190 customers. O'Charley's restaurants seek to create a casual, neighborhood atmosphere through an open layout and exposed kitchen, and by tailoring the interior decor toward the local community. The exterior features red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted with warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events. The Company plans to open two or three O'Charley's restaurants in 2004.

         The Company leases approximately 7,500 square feet of office space located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan, which serves as the corporate headquarters and the registered office of the Company and its subsidiaries. The office, which is equipped with a 35-seat management training facility, is located only a few hundred feet from one of the Company's Wendy's restaurants.

         The Company believes that all of its properties are adequately covered by insurance.

         FINANCING AND ENCUMBRANCES

         In fiscal 1998 and 1999, the Company borrowed $11,740,000 from Captec Financial Group, Inc. ("Captec"), now serviced by BNY Asset Solutions LLC, to purchase existing Wendy's restaurants, refinance existing restaurant indebtedness, and build new Wendy's restaurants. This long-term indebtedness is secured by the real estate and equipment of 13 Company-owned Wendy's restaurants. The Captec loans have terms ranging from fifteen to twenty years, require monthly payments of $99,980, and carry fixed interest rates that range from 7.8% to 8.5%.

         From fiscal 1999 through fiscal 2003, the Company borrowed $17,127,000 from Fleet Business Credit, LLC ("Fleet") to build and equip 16 Wendy's restaurants. All indebtedness to Fleet is secured by the real estate and equipment associated with these 16 sites. Fifteen Fleet loans have 15-year terms and 20-year amortizations, require monthly payments of $138,070, and carry fixed interest rates ranging from 6.3% to 8.7%. One loan has 10-year term and 20-year amortization, requires a monthly payment of $7,629, and carries a variable interest rate equal to the 30-day LIBOR plus 2.75%. The Company's CEO, Robert E. Schermer, Jr., has personally guaranteed over $3.9 million of the Fleet loans. These guarantees terminate three years from the date of the loan provided certain Company financial covenants and conditions are otherwise met.

         In fiscal 2002 and 2003, the Company borrowed $7,494,000 from General Electric Capital Business Asset Funding Corporation ("GE") to build and equip six Wendy's restaurants. This long-term indebtedness is secured by the related real estate and equipment. The GE loans have 10-year terms and 20-year amortizations, require monthly payments of approximately $45,000, and carry floating interest rates equal to 2.55% over the 30-day LIBOR. The Company also utilizes construction loan financing with GE for the development of its Wendy's restaurants. This construction financing requires monthly payments of interest only at a variable interest rate equal to the 30-day LIBOR plus 2.75% until conversion into a permanent mortgage loan, after which it will have terms and rates as noted above.

         The Company also holds a $4.8 million forward commitment from GE to provide additional financing for the construction and equipment associated with the development of four additional Wendy's restaurants. Indebtedness under the commitments will be secured by the real estate and equipment of the new restaurants. The Company can choose between fixed interest rates (2.61% plus the 10-year Swap rate) or floating interest rates (2.55% over the 30-day LIBOR with an option to convert to a fixed rate during the first two years).

         In 2002, the Company borrowed $1,225,000 from Fifth Third Bank to build and equip one new restaurant. This long-term indebtedness is secured by the related real estate and equipment. This loan has a 5-year term and graduated amortization (from 18 to 13.5 years during the term of the loan), requiring graduated monthly payments (from $8,800 to $11,000 during the term of the loan), and carries a floating interest rate equal to Fifth Third Bank's prime rate.

         The Company entered into a $2.6 million credit facility with Standard Federal Bank in December 2003 consisting of (i) a one-year $600,000 line of credit secured by inventory and equipment of seven leased stores, and certain other receivables, and (ii) a two-year $2,000,000 revolving line of credit secured by real estate purchased with this facility. The facility requires monthly payments of interest only at Standard Federal's prime rate plus 0.25%. As of February 18, 2004, there is no outstanding balance on this credit facility.

         The Captec, Fleet, GE, Fifth Third and Standard Federal loan documents contain financial covenants that require the maintenance of certain financial ratios. Certain loan documents also contain requirements that limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

         As for the O'Charley's segment, the Company holds a $6,300,000 financing proposal from GE to provide financing for the construction and equipment associated with the development of three O'Charley's restaurants. Indebtedness under the financing proposal will be secured by the equipment and real estate or leasehold interest associated with the new restaurants. The Company can choose between fixed interest rates (3.11% plus the 10-year Swap rate) or floating interest rates (3.05% over the 30-day LIBOR with an option to convert to a fixed rate during the first two years).

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved in various routine legal proceedings that are incidental to its business. Except as noted below, all of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal proceedings will not, in the aggregate, be material to the Company's consolidated financial statements. The Company maintains various types of insurance standard to the industry that will insure over (subject to deductibles) many legal proceedings brought against the Company. In addition, several legal claims are regularly assumed by the Company's vendors.

         The Company has received bills for unpaid Michigan Single Business Taxes from 1997 through 2000 of approximately $125,000 plus interest and penalties. These taxes are associated with fees paid to the Company's franchisor during those years. The Company's believes that the Michigan Department of Treasury has incorrectly characterized these fees as a "royalty," and therefore no tax is due from the Company on these fees. A Department of Treasury Referee has been assigned to the matter and a conference will likely occur in 2004.

         In the fall of 2001, the Company sold a former restaurant site to individuals under a land contract. The site was sold for $400,000 and the purchaser made a $35,000 down payment. In the fall of 2003, the purchaser committed various breaches (including nonpayment of taxes and monthly installments, and failing to obtain insurance coverage). The principal balance on the land contract was approximately $360,300. In October 2003, the Company filed a Complaint for Possession after Land Contract Forfeiture. A judgment of possession was entered on October 30, 2003, and the Company took possession on January 29, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         MARKET INFORMATION

         Meritage's common shares have been listed on the American Stock Exchange under the symbol "MHG" since 1999. The following table sets forth the high and low closing sales prices reported by the American Stock Exchange for the Company's common shares for the two most recent fiscal years.

                                                    HIGH        LOW
                                                    ----        ---
FISCAL YEAR ENDED DECEMBER 1, 2002
        First Quarter                              $ 5.15      $ 3.60
        Second Quarter                             $ 5.50      $ 4.59
        Third Quarter                              $ 6.70      $ 5.00
        Fourth Quarter                             $ 6.75      $ 4.95

                                                    HIGH        LOW
                                                    ----        ---
FISCAL YEAR ENDED NOVEMBER 30, 2003
        First Quarter                              $ 5.04      $ 4.75
        Second Quarter                             $ 4.85      $ 4.03
        Third Quarter                              $ 4.50      $ 4.10
        Fourth Quarter                             $ 4.87      $ 4.05

         HOLDERS

         As of February 18, 2004, there were approximately 630 record holders of the Company's common shares, which the Company believes represents approximately 1,200 beneficial holders.

         DIVIDENDS

         Meritage paid no dividends on its common shares in the last two fiscal years. Because the Company intends to reinvest excess cash into the development of new Wendy's restaurants, it does not intend to pay any cash dividends on common shares in fiscal 2004. In addition, certain of the Company's loan agreements contain restrictions which limits the Company's ability to declare a cash dividend.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following is information as of February 18, 2004:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                               NUMBER OF SECURITIES
                                               NUMBER OF SECURITIES    WEIGHTED-AVERAGE      REMAINING AVAILABLE FOR
                                                 TO BE ISSUED UPON     EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                                    EXERCISE OF           OUTSTANDING       EQUITY COMPENSATION PLANS
                                               OUTSTANDING OPTIONS,    OPTIONS, WARRANTS      (EXCLUDING SECURITIES
                                               WARRANTS, AND RIGHTS       AND RIGHTS         REFLECTED IN COLUMN (a))
              PLAN CATEGORY                             (a)                   (b)                      (c)
              -------------                    --------------------    -----------------    -------------------------
EQUITY   COMPENSATION  PLANS  APPROVED  BY
SECURITY HOLDERS:
  1996 Management Equity Incentive Plan               695,275              $   2.68                   2,504
  1996 Directors' Share Option Plan (1)                62,000              $   5.31                       0
  2002 Management Equity Incentive Plan               223,730              $   5.07                 526,270

EQUITY  COMPENSATION PLANS NOT APPROVED BY
SECURITY HOLDERS:
  1999 Directors' Compensation Plan                        (2)                   (2)                     (2)
  2001 Directors' Share Option Plan (3)                17,000              $   3.96                 101,000

TOTAL                                               1,009,255              $   3.40                 629,774

(1) The 1996 Directors' Share Option Plan terminated in April 2001. Certain options granted under the Plan remain outstanding.

(2) The 1999 Directors' Compensation Plan, as amended, was adopted by the Board of Directors in February 1999. Pursuant to the Plan, all non-employee directors receive a retainer of $1,000 for each meeting of the Board of Directors attended, and $1,000 for each committee meeting attended. The committee fees are reduced by 50% if the committee meeting is held on the same day as a Board meeting. Compensation is paid quarterly in arrears. At the election of the director, compensation is paid in cash or with Company common shares which are priced at the average fair market value during the five trading days prior to the end of the fiscal quarter. The Plan will terminate pursuant to its terms on November 30, 2008.

(3) The 2001 Directors' Share Option Plan, as amended, was adopted by the Board of Directors in May 2001. The Plan provides for 120,000 common shares to be the subject of options which may be granted to non-employee directors. Under the Plan, non-employee directors are granted an option to purchase 5,000 common shares upon initial election to the Board, and another option to purchase 1,000 common shares upon each subsequent election. The committee administering the Plan may also, from time to time, grant additional options on such terms and conditions as the committee may determine. The Plan will terminate pursuant to its terms on May 15, 2006.

         SALE OF UNREGISTERED SECURITIES

         In December 2003, the Company completed a private equity offering of Units and Series B Convertible Preferred Shares (the "Preferred Shares"). Each Unit was priced at $6.00 and consists of one common share and warrants to purchase one common share. The warrants are divided into one-half each of a Class A Warrant to purchase one common share at a price of $6.00 per share expiring six years from the date of issuance, and a Class B Warrant to purchase one common share at a price of $9.00 per share expiring nine years from the date of issuance. The Preferred Shares were priced at $10.00 each, and are convertible into common shares at any time beginning on the first anniversary of the date of issuance at a conversion price of $5.57 per common share, taking each Preferred Share at its liquidation value of $10.00 per Preferred Share. The Preferred Shares have an annual dividend rate of $.80 per share. The right to payment of dividends is cumulative. The dividend is payable in equal quarterly installments on the first day of each January, April, July and October to holders of record as of the 15th day of the preceding month, commencing January 1, 2004. At any time after two years from issuance, the Registrant may, upon 15 days written notice, redeem all or part of the Preferred Shares at a redemption price of $11.00 per Preferred Share plus accrued but unpaid dividends. After the third anniversary of the date of issuance, the redemption price shall be $10.00 per Preferred Share plus accrued but unpaid dividends. No voting rights are provided except as required by law and with the exception that, if at any time the Registrant fails to make six quarterly dividend payments, the number of directors constituting the Registrant's Board of Directors will be increased by two and the Preferred Shareholders, voting as a class with each Preferred Share having one vote, will be entitled to elect two directors to the Board, which members will remain on the Board as long as any arrearages in dividend payments remain outstanding.

         A total of $7.5 million was raised from 35 purchasers in the private equity offering. Two purchasers acquired a total of $2.5 million in Units (416,666 common shares, 208,333 Class A Warrants and 208,333 Class B Warrants). 33 purchasers acquired $5.0 million in Preferred Shares (500,000 Preferred Shares). A commission of 4% was paid on the sale of 300,000 Preferred Shares. The common shares, Warrants and Preferred Shares issued were not registered under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and Section 506 of Regulation D.

ITEM 6. SELECTED FINANCIAL DATA.

         In 2001, the Company elected a 52-53 week fiscal year for tax and financial reporting purposes. The fiscal year ends on the Sunday closest to November 30th. The following table sets forth the selected financial information of the Company for the fiscal years ended November 30, 2003, December 1, 2002 and December 2, 2001, and the fiscal years ended November 30, 2000 and 1999 (all of which contained 52 weeks).

(In thousands except for per share information)

                                                                            FISCAL YEAR ENDED
                                                      ----------------------------------------------------------
                                                         2003         2002        2001        2000        1999 *
                                                         ----         ----        ----        ----        ----
SUMMARY OF OPERATIONS

Continuing operations

   Food and beverage revenue                          $  48,513    $  45,953    $ 38,356    $ 33,105    $ 29,752

   Total operating expenses                              46,684       43,409      36,702      33,407      28,898

   Operating income (loss)                                1,830        2,544       1,654        (302)        854

   Earnings (loss) from continuing operations               740          709         532      (1,353)        323

Discontinued operations

   Gain on disposal of business segment                       -            -           -           -         150

Net earnings (loss)                                         740          709         532      (1,353)        472

Preferred stock dividends                                    27           27          27          33          40

Net earnings (loss) on common shares                        714          683         505      (1,386)        432

Earnings (loss) per common share - basic

   Earnings (loss) from continuing operations         $    0.13    $    0.13    $   0.10    $  (0.25)   $   0.05

   Net earnings (loss)                                $    0.13    $    0.13    $   0.10    $  (0.25)   $   0.08

Earnings (loss) per common share - diluted

   Earnings (loss) from continuing operations         $    0.13    $    0.12    $   0.10    $  (0.25)   $   0.05

   Net earnings (loss)                                $    0.13    $    0.12    $   0.10    $  (0.25)   $   0.08

BALANCE SHEET DATA

Property & equipment                                  $  41,288    $  38,076    $ 28,781    $ 19,093    $ 16,684

Total assets                                             50,030       46,712      37,837      27,045      25,201

Long-term obligations (1)                                35,560       32,281      24,159      18,224      15,091

Stockholders' equity                                      8,374        7,609       6,337       4,531       5,883

Cash dividends declared per common share              $    0.00    $    0.00    $   0.00    $   0.00    $   0.00

(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

* The 1999 selected financial data reflects the Company's former lodging industry segment as a discontinued operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Through its operation of 48 Wendy's restaurants in Western and Southern Michigan, Meritage has been one of the fastest growing franchisees in the "Wendy's Old Fashioned Hamburger" restaurants chain for the last several years, averaging a new Wendy's restaurant every eight weeks for the last four years. These restaurants operate in the intensely competitive quick-service restaurant industry and are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald's, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. Wendy's competes by offering a diverse menu, quality food prepared to order, pleasant and speedy service, and a pleasant atmosphere in its restaurants. It also competes by offering unique qualities such as the use of fresh ground beef.

         Food and beverage revenue was up 5.6% in fiscal 2003 compared to the prior year, primarily due to revenues from new restaurants. Fiscal 2003, however, was a challenging year for the Company as well as the entire quick-service industry. Various factors affected operating results including a sluggish economic climate - especially in West Michigan where unemployment in July reached a ten-year high. At the same time, we experienced intense price discounting by our competitors, and were forced to lower certain menu prices to comply with Wendy's International's national advertising campaign. However, year-over-year same store sales decreases narrowed during each of the first three quarters of fiscal 2003, and turned positive in the fourth quarter. With the exception of rising beef costs, the Company has been successful in controlling costs and improving store operations. Due to our high beef costs, the Company is continuing to evaluate its menu pricing in an effort to improve margins without jeopardizing the improved customer traffic trend. Net earnings in fiscal 2003 were enhanced by a $751,000 gain from the sale of surplus real estate adjacent to three restaurants, and a $500,000 income tax benefit due to a reduction in the valuation allowance for deferred tax assets.

         In December 2003, the Company completed a private equity offering that netted the company approximately $4.8 million to begin the rollout of its O'Charley's casual dining restaurant franchise described more fully in Item 1. The O'Charley's development agreement, which encompasses the State of Michigan, calls for a minimum of 15 O'Charley's restaurants to be opened over the next seven years. The successful rollout of O'Charley's could provide a significant increase in the Company's future earnings and cash flow.

RESULTS OF OPERATIONS

         The following summarizes the results of operations for the years ended November 30, 2003 December 1, 2002, December 2, 2001.

                                                                    Statements of Operations
                                           --------------------------------------------------------------------
                                                      $ in Thousands                       %  of Revenue
                                           ----------------------------------      ----------------------------
                                             2003          2002        2001         2003        2002       2001
                                           ----------------------------------      ----------------------------
Food and beverage revenue                  $  48,513    $  45,953    $ 38,356      100.0%      100.0%     100.0%

Costs and expenses
   Cost of food and beverages                 12,272       11,184      10,080       25.3        24.3       26.3
   Operating expenses                         28,606       26,860      22,553       59.0        58.5       58.8
   General and administrative
      Restaurant operations                    1,303        1,352       1,198        2.7         2.9        3.1
      Corporate level expenses                 1,266        1,239       1,178        2.6         2.7        3.1
      Michigan single business tax               250          173         205        0.5         0.4        0.5
   Depreciation and amortization               2,986        2,419       1,770        6.1         5.3        4.6
   Goodwill amortization                           -          182         182          -         0.4        0.5
   Impairment of assets                            -            -        (464)         -           -       (1.2)
                                           ----------------------------------      ----------------------------

      Total costs and expenses                46,683       43,409      36,702       96.2        94.5       95.7
                                           ----------------------------------      ----------------------------

Earnings from operations                       1,830        2,544       1,654        3.8         5.5        4.3

Other income (expense)
   Interest expense                           (2,388)      (2,026)     (1,553)      (4.9)       (4.4)      (4.1)
   Interest income                                28          100         106        0.1         0.2        0.3
   Other income                                   20           33          31        0.0         0.1        0.1
   Gain on sale of non-operating property        750           41         309        1.5         0.1        0.8
                                           ----------------------------------      ----------------------------

      Total other income (expense)            (1,590)      (1,852)     (1,107)      (3.3)       (4.0)      (2.9)
                                           ----------------------------------      ----------------------------

Earnings before income taxes                     240          692         547        0.5         1.5        1.4

Income tax benefit (expense)                     500           17         (15)       1.0         0.0       (0.0)
                                           ----------------------------------      ----------------------------

Net earnings                               $     740       $  709    $    532        1.5%        1.5%       1.4%
                                           ==================================      ============================

                    COMPARISON OF FISCAL YEARS 2003 AND 2002

REVENUE

         Food and beverage revenue increased 5.6% in fiscal 2003 compared to fiscal 2002. This increase was attributable to revenue from new restaurants. Average food and beverage revenue for stores in full operation during the same quarters of fiscal 2003 and 2002 ("same store sales") is set forth below:

                                                                    Increase       Increase
Average Sales per Store          2003               2002           (Decrease)     (Decrease)%
-----------------------     --------------     --------------      ----------     -----------
Fourth Quarter              $      269,395     $      265,421      $     3,974      1.5%
Third Quarter                      280,360            298,098          (17,738)    (6.0)%
Second Quarter                     259,478            287,238          (27,760)    (9.7)%
First Quarter                      231,083            266,265          (35,182)   (13.2)%
                            --------------     --------------      -----------
Year to Date                $    1,040,316     $    1,117,022      $   (76,706)    (6.9)%
                            ==============     ==============      ===========

         The decrease in same store sales in fiscal 2003 was attributable to (i) intense price discounting by our primary competitors, (ii) the lowering of certain menu prices in January 2003 to comply with Wendy's International's national advertising, (iii) a sluggish economic climate in West Michigan which resulted in high unemployment within our market, and (iv) a negative sales impact at certain existing stores due to the opening of new stores. In addition, sales for the first six months of fiscal 2003 were impacted by strong sales in the first six months of 2002 over the comparable periods in 2001, and greater seasonal disparities including a harsher winter in 2003 compared to the winter of 2002, and colder than normal temperatures in the spring of 2003.

         These factors contributed to a decrease in average store customer traffic of approximately 2% in fiscal 2003 compared to fiscal 2002, and a decrease in the average customer ticket of approximately 5%. An unfavorable sales trend was experienced throughout the quick-service restaurant industry in fiscal 2003. Management cautions that it remains difficult to accurately forecast how competitor discounting, menu price adjustments, consumer spending trends, the economic climate in West Michigan and the other factors noted above will affect the Company's future revenue. However, the negative sales trend that began in the third quarter of fiscal 2002 has improved each quarter of fiscal 2003. Improved operations, in the areas of service, cleanliness and safety control, along with continued superior food quality, have had a positive impact. After lighter customer traffic in the first half of fiscal 2003 compared to fiscal 2002, average customer count was up nearly 1% in the third quarter of fiscal 2003 and up nearly 6% in the fourth quarter of 2003.

COST OF FOOD AND BEVERAGES

         The 4.1% increase in cost of food and beverages, from 24.3% of revenue to 25.3% of revenue, was due to (i) price reductions made to certain menu items in January 2003 resulting in an increase in the sales mix of these menu items which have lower profit margins compared to other menu items, and (ii) a significant increase in beef costs in the second half of 2003. Unusually high beef costs are expected to continue through at least the first half of fiscal 2004. As a result, the Company expects its cost of food and beverage percentage to be higher in fiscal 2004 than in fiscal 2003. Meritage purchases its beef pursuant to agreements negotiated by Wendy's International. Meritage's food and beverage costs for fiscal 2003 and fiscal 2002 were in line with guidelines established by Wendy's International.

         Beginning in fiscal 2003, the Company began accounting for vendor allowances as a reduction to Cost of Food and Beverages rather than as a reduction in Operating Expenses. Amounts previously reported in the 2002 consolidated financial statements have been reclassified to conform to the presentation used in 2003. This reclassification decreased Cost of Food and Beverages and increased Operating Expenses by $512,000 for the year ended December 1, 2002.

OPERATING EXPENSES

         Operating expenses in fiscal 2003, as a percentage of revenue, were consistent with fiscal 2002 (59.0% in fiscal 2003 compared to 58.5% in fiscal
2002). The following table presents the expense categories that comprise operating expenses:

                                                          Increase
                                       2003     2002     (Decrease)
                                       ----     ----     ----------
As a percentage of revenue:
   Labor and related expenses          34.3     33.7        0.6
   Occupancy expenses                   8.6      8.6        0.0
   Advertising                          4.0      4.0        0.0
   Franchise fees                       4.0      4.0        0.0
   Paper costs                          3.2      3.2        0.0
   Other operating expenses             4.9      5.0       (0.1)
                                      -----    -----       ----
        Total operating expenses       59.0     58.5        0.5
                                      =====    =====       ====

         The increase in labor and related expenses as a percentage of revenue was largely a function of the decrease in same store sales. Store management salaries increased 0.7 percentage points, and crew labor increased 0.2 percentage points, due primarily to fixed costs as operations require minimum staffing levels despite lower sales volumes. In response, management has implemented labor cost reductions and cost containment measures which have been successful in controlling labor and related costs. There was no change in the Company's average labor rate in fiscal 2003 compared to fiscal 2002. This wage rate trend was slightly better than that experienced by Wendy's International on a nationwide basis, but was reflective of the weaker economy in West Michigan. Reductions in training payroll and health insurance costs partially offset the increases in crew and management labor.

         Occupancy expenses were 8.6% of revenue in both fiscal 2003 and fiscal 2002, as increases in utility costs were offset by a reduction in property taxes and rent expense. The decrease in rent expense, as a percentage of revenue, was caused by an increase in the percentage of Company owned versus leased restaurants. The Company owns all nine of the new stores it opened since the beginning of fiscal 2002. During this period, it also purchased three previously leased restaurants.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses increased $55,000, from $2,764,000 in fiscal 2002 to $2,819,000 in fiscal 2003. The increase was attributable to a $77,000 increase in Michigan Single Business Tax expense due to the fiscal 2002 tax being lower than normal as a result of a tax refund from the filing of amended tax returns. Restaurant level general and administrative expense decreased due to a reduction in payroll and related fringe benefits and a reduction in recruiting costs. Reductions in corporate level payroll and related fringe benefits were slightly offset by increases in professional fees, directors' fees and expenses, and directors and officers liability insurance. These increases were related in large part to additional requirements under the Sarbanes-Oxley Act of 2002 and a change in the Company's independent auditors. As a percentage of revenue, general and administrative expenses decreased due to the increase in revenue.

DEPRECIATION AND AMORTIZATION

         The increase in depreciation and amortization expense was primarily due to the depreciation of buildings and equipment associated with new restaurants. The Company owns all nine of the new stores it opened since the beginning of fiscal 2002. During this period, the Company also purchased three previously leased restaurants that were demolished and rebuilt. The decision to rebuild these restaurants and the closing of an existing restaurant whose lease had expired, combined with major remodels to other restaurants, resulted in accelerated depreciation of approximately $314,000 in fiscal 2003 due to the shortening of asset lives. The increase in depreciation expense was partially offset by a reduction in goodwill amortization expense of $182,000 for fiscal 2003 compared to fiscal 2002. Beginning in fiscal 2003, the Company no longer amortizes goodwill in accordance with Statement of Financial Accounting Standards No. 142 (see Note A of the consolidated financial statements).

INTEREST EXPENSE

         The increase in interest expense was primarily related to additional long-term debt of $6.6 million in fiscal 2003 used to develop new restaurants, combined with a full year of interest expense on $8.0 million of long-term debt incurred in fiscal 2002 for the development of new restaurants and the acquisition of restaurants that were previously leased. Because it is a fixed cost, interest expense (as a percentage of revenue) was also negatively impacted by the decrease in same store sales. Approximately 75% of the Company's long-term debt is at fixed interest rates. See Item 2 - Financing and Encumbrances and Note F of the consolidated financial statements (beginning on page F-1) for additional details regarding the Company's long-term debt.

GAIN ON SALE OF NON-OPERATING PROPERTY

         The gain on sale of non-operating property in fiscal 2003 resulted from the sale of surplus real estate located adjacent to three restaurants that opened in fiscal 2002. In connection with the Company's new store development, from time to time the Company acquires surplus real estate adjacent to a restaurant site that it is developing that it may sell or use for other purposes following the development of such restaurant. While the goal is to realize a gain on the disposition of such surplus real estate, there are no assurances that this will occur. The Liquidity and Capital Resources section of this item discusses current pending sales of surplus real estate.

INCOME TAX BENEFIT

         The $500,000 income tax benefit in fiscal 2003 was the result of a reduction in the deferred tax valuation allowance related to the future use of the Company's net operating loss carryforwards. This reduction was made based on the assessment of an increased likelihood of the realizabilty of deferred tax assets.

                    COMPARISON OF FISCAL YEARS 2002 AND 2001

REVENUE

         Food and beverage revenue increased 19.8% in fiscal 2002 compared to fiscal 2001. This increase was almost entirely attributable to revenue from new restaurants. Average food and beverage revenue for stores in full operation during the same quarters of fiscal 2002 and 2001 ("same store sales") follows:

                                                                        Increase         Increase
Average Sales per Store              2002               2001           (Decrease)      (Decrease)%
-----------------------         --------------     --------------      ----------      ------------
Fourth Quarter                  $      271,224     $      289,942      $  (18,718)        (6.5)%
Third Quarter                          302,937            303,959          (1,022)        (0.3)%
Second Quarter                         295,328            287,763           7,565          2.6 %
First Quarter                          273,234            255,885          17,349          6.8 %
                                --------------     --------------      ----------
Year to Date                    $    1,142,723     $    1,137,549      $    5,174          0.5 %
                                ==============     ==============      ==========

         The slight increase in same store sales in fiscal 2002 was attributable to (i) increased menu prices that increased the average customer ticket by approximately 2%, (ii) improved customer service times and better trained restaurant teams, and (iii) strong demand for Wendy's new "Garden Sensations" salads introduced in January 2002. As illustrated in the table above, the Company experienced a negative sales trend over the course of fiscal 2002. Factors contributing to this trend included (i) intense promotional discounting by the Company's major competitors, especially during the fourth quarter of fiscal 2002, (ii) a sluggish consumer spending environment, and (iii) an overall decline in the West Michigan economy including rising unemployment. These factors contributed to a decrease in customer traffic of approximately 2% in fiscal 2002 compared to fiscal 2001.

COST OF FOOD AND BEVERAGES

         The 7.6% reduction in cost of food and beverages from fiscal 2001 to fiscal 2002, from 26.3% of revenue to 24.3% of revenue, was largely due to improved food cost controls as the Company realized the benefits of a new food cost software program and improved operational procedures. Increased menu prices combined with declining beef and chicken costs also contributed to the improvement in the cost of food and beverage percentage. Food and beverage costs in fiscal 2002 and 2001 were in line with guidelines established by Wendy's International.

         Beginning in fiscal 2003, the Company began accounting for vendor allowances as a reduction to Cost of Food and Beverages rather than as a reduction in Operating Expenses. Amounts previously reported in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the presentation used in 2003. This reclassification decreased Cost of Food and Beverages and increased Operating Expenses by $512,000 and $554,000 for the years ended December 1, 2002 and December 2, 2001, respectively.

OPERATING EXPENSES

         Operating expenses in fiscal 2002, as a percentage of revenue, were consistent with fiscal 2001 (58.5% in fiscal 2002 compared to 58.8% in fiscal
2001). The following table presents the expense categories that comprise operating expenses:

                                                             Increase
                                           2002      2001   (Decrease)
                                           ----      ----   ----------
As a percentage of revenue:
   Labor and related expenses              33.7      34.0      (0.3)
   Occupancy expenses                       8.6       8.8      (0.2)
   Advertising                              4.0       4.0       0.0
   Franchise Fees                           4.0       4.0       0.0
   Paper Costs                              3.2       3.2       0.0
   Other operating expenses                 5.0       4.8       0.2
                                           ----      ----      ----
        Total operating expenses           58.5      58.8      (0.3)
                                           ====      ====      ====

         The decrease in labor and related expenses as a percentage of revenue was primarily the result of decreases in (i) hourly wages, (ii) training payroll, and (iii) employee health insurance costs (in May 2002 the Company moved to a self-insured health care plan). The reduction in hourly wages was partially due to a slight decrease in the Company's average hourly wage rate of less than 1%, which followed an increase of only 2% in fiscal 2001. These reductions were partially offset by increases in store management salaries.

         As a percentage of revenue, the decrease in occupancy expense was due to lower rent expense as the percentage of Company owned versus leased restaurants increased over last year. Of the fourteen new stores opened since the beginning of fiscal 2001, thirteen are owned. Also, two previously leased restaurants were purchased in fiscal 2002. The decrease in rent was partially offset by increases in property taxes, property insurance rates and utility costs.

         The increase in other operating expenses was primarily due to monthly fees for a new food cost software program implemented in January 2002 which helped reduce food costs.

GENERAL AND ADMINISTRATIVE

         The decrease in general and administrative expenses as a percentage of revenue was primarily due to the increase in revenue. In 2001 the Company added new positions to facilitate its aggressive development plan, the costs of which were leveraged over higher sales volumes in 2002. Total general and administrative expenses for restaurant operations increased 12.8% in fiscal 2002 over fiscal 2001 while corporate level general and administrative expenses increased 5.3%. Of the corporate level increase, $47,000 was attributable to property taxes incurred on surplus land held for sale and development. Although general and administrative expenses increased, they were more than offset by the 19.8% increase in revenue. The decrease in Michigan Single Business Tax expense was due to a tax refund following the filing of amended tax returns.

DEPRECIATION AND AMORTIZATION

         Increases in depreciation and amortization expense were primarily due to the depreciation of buildings and equipment associated with new restaurants (Meritage opened a total of fourteen new restaurants in fiscal 2001 and 2002). Meritage owns the buildings and equipment associated with thirteen of these restaurants. Meritage also acquired four restaurant properties in the last two fiscal years that were previously leased. Restaurants at two of these locations were demolished and rebuilt in fiscal 2002. Additional depreciation resulted from remodeling five restaurants since the second quarter of 2001.

SALE OF IMPAIRED ASSETS

         The gain on sale of impaired assets in fiscal 2001 resulted from the sale of a closed restaurant for more than its carrying value. An impairment loss had been properly recognized in fiscal 2000 as a result of reducing these assets to their estimated fair value in fiscal 2000 in accordance with Statement of Financial Accounting Standards No. 121.

INTEREST EXPENSE

         The increase in interest expense was primarily related to additional long-term debt of $8.0 million in fiscal 2002 to develop new restaurants, combined with a full year of interest expense on $6.4 million of long-term debt incurred in fiscal 2001 for the development of new restaurants.

GAIN ON SALE OF NON-OPERATING PROPERTY

         The $309,000 gain on sale of non-operating property in fiscal 2001 resulted from the sale of surplus real estate. In connection with the Company's new store development, from time to time the Company acquires surplus real estate adjacent to a restaurant site that it is developing that it may sell or use for other purposes following the development of such restaurant.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows - Fiscal Year Ended November 30, 2003

         Cash and cash equivalents ("cash") decreased $132,000, to $769,000 as of November 30, 2003:

Net cash provided by operating activities            $    1,769,000
Net cash used in investing activities                    (5,099,000)
Net cash provided by financing activities                 3,198,000
                                                     --------------

Net decrease in cash                                 $     (132,000)
                                                     ==============

         Net cash provided by operating activities decreased $982,000 from fiscal 2002 due primarily to a decrease in net earnings of $1,162,000 excluding the non-cash income tax benefit of $500,000, and excluding the non-operating gains on the sale of surplus real estate of $751,000 included in cash provided by operating activities. This decrease was partially offset by an increase in depreciation and amortization expense of $399,000. The remaining decrease was primarily due to changes in current assets and liabilities.

         Net cash used in investing activities decreased $6,914,000 from fiscal 2002, and included $5,398,000 used to develop new restaurants and $769,000 used to upgrade and remodel existing restaurants. This compares to (i) $8,342,000 invested in fiscal 2002 to develop new restaurants, (ii) $2,365,000 used to purchase and develop new restaurants that were previously leased, and (iii) $1,216,000 used to upgrade and remodel existing restaurants. In fiscal 2003, these investments in property and equipment were offset by proceeds from the sale of surplus real estate of $1,328,000.

         Net cash provided by financing activities decreased $5,301,000 from fiscal 2002 due to (i) a $4,456,000 decrease in net loan proceeds used to finance new store development (after net increases/reductions to the Company's line of credit), (ii) proceeds of $539,000 from a note receivable in the first quarter of fiscal 2002, and (iii) an increase in fiscal 2003 in principal payments on long-term obligations including capital leases of $387,000.

Cash Flows - Fiscal Year Ended December 1, 2002

         Cash and cash equivalents ("cash") decreased $763,000 to $901,000 as of December 1, 2002:

Net cash provided by operating activities             $     2,751,000
Net cash used in investing activities                     (12,013,000)
Net cash provided by financing activities                   8,499,000
                                                      ---------------

Net decrease in cash                                  $      (763,000)
                                                      ===============

         The $2,006,000 decrease in net cash provided by operating activities from fiscal 2001 to fiscal 2002 was primarily the result of the receipt of $3,000,000 in marketing funds from the Company's primary beverage supplier in March 2001. Since then, no additional marketing funds have been received.

Partially offsetting this decrease was a $1,564,000 improvement in net earnings before depreciation and amortization, and gains on the sale of non-operating and impaired assets (non-cash adjustments to net earnings). The remaining decrease was primarily due to changes in current assets and liabilities of $596,000.

         Net cash used in investing activities increased $1,119,000 from fiscal 2001. In fiscal 2002, the Company invested $11,923,000 in property, plant and equipment including (i) $8,342,000 used to develop new restaurants, (ii) $2,365,000 used to purchase and develop new restaurants that were previously leased, and (iii) $1,216,000 used to upgrade and remodel existing restaurants. This compares to $12,514,000 invested in fiscal 2001 in connection with (i) the development of new restaurants ($9,737,000), (ii) the purchase of two restaurants that were previously leased ($800,000), (iii) improvements to existing restaurants and offices ($881,000), and (iv) the purchase of surplus property held for sale or development ($1,096,000). In fiscal 2001, these investments in assets were offset by proceeds from the sale of non-operating assets of $1,779,000 including the sale of closed restaurant properties for $847,000 and the sale of surplus land for $932,000.

         Net cash provided by financing activities increased $1,486,000 from fiscal 2001 due to (i) a $2,096,000 increase in net loan proceeds (after net increases/reductions to the Company's line of credit) used to finance new store development, (ii) proceeds of $539,000 from a note receivable in February 2002, and (iii) a decrease in principal payments on long-term obligations including capital leases of $91,000. Also, in fiscal 2002 the Company made no open market purchases of the Company's common stock, compared to fiscal 2001 when $239,000 of Company stock was purchased. These increases in fiscal 2002 were offset by a decrease in cash provided by financing activities of $1,505,000 from a private placement of common stock in February 2001.

Financial Condition

         As of November 30, 2003, Meritage's current liabilities exceeded its current assets by $3,245,000 compared to December 1, 2002, when current liabilities exceeded current assets by $3,178,000. At these dates, the ratios of current assets to current liabilities were 0.28:1 and 0.32:1, respectively. The cash flows discussion provides details regarding the net decrease in cash and the most significant items affecting working capital.

         In fiscal 2002, cash flow provided by operations was sufficient to meet the Company's obligations from existing operations including debt service and necessary capital improvements to existing restaurants. In fiscal 2003, however, cash flow provided by operations was approximately $500,000 less than cash required for payment of obligations from existing operations including debt service and capital improvements, including major restaurant remodels performed in fiscal 2003. This deficiency was primarily due to same store sales decreases in the first three quarters of fiscal 2003 compared to comparable prior year quarters. This negative sales trend was reversed in the fourth quarter of fiscal 2003, and management anticipates that a positive sales trend will continue into fiscal 2004. In January 2003, the Company reduced prices on certain menu items to better compete with the intense price discounting affecting the quick-service restaurant industry. These price reductions were intended to increase sales and profits. As illustrated in the table at the beginning of this Item, year-over-year quarterly same store sales decreases narrowed and turned positive in the fourth quarter. Meritage has also implemented various cost cutting measures and will continue to emphasize cost containment while evaluating additional cost cutting measures.

         More than offsetting the fiscal 2003 operating cash flow deficiency described above was proceeds of $1,328,000 from non-operating gains from the sale of surplus real estate. Future sales of remaining non-operating assets (primarily surplus real estate) without any underlying debt, could provide an estimated $700,000 of cash in fiscal 2004. At November 30, 2003, the Company also had a note receivable of approximately $360,000 (with no underlying debt) related to the sale of a former restaurant site to individuals on a land contract. In the fall of 2003, the purchasers committed various breaches including nonpayment of monthly installments. In October 2003, the Company filed a Complaint for Possession after Land Contract Forfeiture. A judgment of possession was entered on October 30, 2003, and the Company took possession on January 29, 2004. The Company has begun the process of marketing the property (land and building). Management believes the property has a fair value of at least the amount owed under the land contract, and proceeds from a sale of this property in fiscal 2004 would provide additional cash.

         The Company slowed its Wendy's new store development in fiscal 2003 compared to prior years. The Company opened three new restaurants in fiscal 2003 and expects to open up to three additional restaurants in fiscal 2004. The new store development for 2004 will depend primarily on the adequacy of new store sites. New Wendy's restaurants require an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant. Any remaining investment is typically funded through long-term financing. Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation to build four new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule that permits Meritage to select either a fixed or variable interest rate. The variable interest rate under these loans is equal to 2.55% plus the one-month LIBOR rate (3.6% as of February 18, 2004, adjusted monthly), and the fixed rate is equal to 2.61% plus the then 10-year U.S. Dollar Interest Rate Swaps (7.1% as of February 18, 2004).

         As the Company's new store development slowed in fiscal 2003, management directed significant capital resources toward major store remodels. In the second quarter, Meritage restructured a lease covering five of its older sites. Under the amendment, the monthly rent will be reduced from 8.5% of sales to 7.5% of sales beginning in January 2004. In addition, the lessor invested $828,000 for capital improvements to the five restaurants. In addition to the landlord's investment, the Company also spent approximately $127,000 in additional capital improvements at these restaurants. Meritage also invested approximately $642,000 for capital improvements at its other older restaurants. At November 30, 2003, all but two of the Company's restaurants are either less than five years old or recently remodeled. In addition to the major store remodels, in September 2003 the Company purchased a previously leased restaurant for $616,000. This restaurant was demolished, rebuilt at a cost of approximately $900,000 (including equipment package), and reopened in December 2003. Another previously leased restaurant was purchased in December 2003 for $350,000. This restaurant was demolished and a new restaurant is presently under construction at an estimated cost of approximately $900,000 (including equipment package). The purchases, demolition, rebuilding, and equipment are being financed under the GE Capital commitment described above.

         The Company's $3.5 million line of credit with Fleet Business Credit, LLC was scheduled to mature on December 31, 2003. The existing balance on this line of credit of approximately $362,000 was refinanced with Standard Federal Bank on December 18, 2003. The new credit facility is comprised of two lines of credit, one for general working capital purposes in the amount of $600,000 and one for restaurant development purposes in the amount of $2,000,000. The combined lines of credit require monthly payments of interest only at a variable interest rate equal to the prime rate plus 0.25% (4.25% at November 30, 2003). The $362,000 balance was refinanced under the $600,000 line of credit. This balance was paid off in January 2003. Any future borrowings under the $600,000 line of credit will be due December 31, 2004 and any borrowings under the $2,000,000 line of credit will be due December 31, 2005.

         Meritage's various loan and franchise agreements contain covenants requiring the maintenance of certain financial ratios including:

     - Fixed Charge Coverage Ratio ("FCCR") of not less than 1.2:1 for the Wendy's operations; FCCR is defined as the ratio of Operating Cash Flow (the sum of earnings before interest, taxes, depreciation and amortization, operating lease expense, and non-recurring items) to Fixed Charges (the sum of debt service including principal and interest payments plus operating lease expense).

     - FCCR of not less than 1.2:1 for certain Wendy's restaurants loans subject to a real estate mortgage;

     - FCCR of not less than 1.4:1 for certain Wendy's restaurants loans subject to a business value loan;

     - Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 5.5:1;

     - Debt Service Coverage Ratio ("DSCR") of not less than 1.2:1; DSCR is defined as the ratio of Adjusted EBITDA (the sum of earnings before interest, taxes, depreciation and amortization, non-cash losses, less distributions and non-cash gains, plus or minus non-recurring items) to Debt Service (the sum of principal and interest payments); and

     - restrictions against using operating cash flow from the Wendy's business for other means if such use would cause the FCCR to be less than 1.2:1.

At November 30, 2003, Meritage was in compliance with these covenants.

         Because the Company has slowed its new store growth and its store remodeling program is substantially complete, Meritage believes that with continued improvement in its year-over-year same store sales and continued emphasis on controlling costs, it will be able to meet the current obligations over the next twelve months with cash generated from operations. Funding of the start-up phase and rollout of the O'Charley's restaurant concept is discussed below. In addition to cash generated from operations and proceeds from the sale of non-operating assets discussed above, Meritage could use the following other sources to meet its current obligations over the next twelve months:

     -    utilizing cash balances;

     -    borrowing on its $2.6 million line of credit;

     - financing or deferring Wendy's capital expenditures and store remodels;

     -    deferring Wendy's new store openings;

     -    financing or leasing Wendy's equipment packages at new restaurants;
          and

     - selling surplus real estate that is acquired with future Wendy's restaurant sites.

There can be no assurances, however, that Meritage will be able to complete the above activities or that completion would yield the results expected.

         In December 2003, the Company completed a $7,500,000 private equity offering, primarily to be used for the development of O'Charley's restaurants in accordance with the terms of the franchise development agreement. The offering included the issuance of 416,666 Units for $2,500,000, and 500,000 Series B Convertible Preferred Stock shares for $5,000,000. See Item 5, Sale of Unregistered Securities, for details regarding the terms of this new equity. Under an agreement dated December 19, 2003, $2,450,980 of the proceeds were used by the Company to purchase 500,200 common shares from a retiring executive of the Company. After the purchase of these shares and the payment of costs associated with the private equity offering, stockholders' equity increased by approximately $4,800,000. Out of the $4,800,000 in net proceeds from the offering, the Company paid off the balance on its line of credit of approximately $362,000, and paid $212,500 to O'Charley's upon execution of the development agreement. Meritage also used approximately $55,000 from the offering to buy back 10,500 shares of its own stock in open market transactions between January 12 and January 24, 2004. The Board of Directors previously approved these purchases of common stock.

         The balance of the offering proceeds are expected to be used to finance the start-up/pre-opening phase and the development of future O'Charley's restaurants. Until the O'Charley's business segment generates positive cash, offering proceeds may have to be used to make the $100,000 quarterly dividend payment on the Company's Series B preferred stock. Meritage's development agreement with O'Charley's requires the Company to open a minimum of fifteen restaurants in the next seven years. Meritage has a $6.3 million financing proposal from GE Capital to provide debt financing for the first three O'Charley's restaurants. See Item 2, Financing and Encumbrances, for more details of the financing proposal. The Company will lease some of the O'Charley's restaurants depending on site availability and plans to own the equipment at leased restaurants. However, equipment financing (lease or debt) would also be available. New restaurants owned by the Company require an investment in real estate and equipment. Investments are expected to average between approximately $2.6 to $3.2 million per restaurant with land and site development costs being the significant variables. The Company expects to finance owned restaurants using the GE Capital financing which requires a minimum 20% equity investment by Meritage. Meritage plans to open two or three O'Charley's restaurants in fiscal 2004.

OFF-BALANCE SHEET ARRANGEMENTS

         At November 30, 2003 the Company was a 19% owner of a real estate investment company that is the landlord of one of the Company's restaurants. As a 19% owner, the Company guaranteed 19% of a $2.8 million mortgage used to finance the acquisition and development of the real estate. In the event of a default, the Company would have to perform its obligations under the guaranty. In January 2004, the Company sold its 19% interest in this entity to its CEO and its obligations under the guaranty were terminated at the same time.

         In 2002, the Company guaranteed the indebtedness of its CEO to a bank in the amount of $538,900 in connection with the CEO's purchase of 250,000 shares of the Company's common stock. The 250,000 shares of stock secure the bank loan. Under the terms of an indemnification agreement between the Company and the CEO, in the event that the Company becomes liable for this indebtedness, the Company would be subrogated to the bank's rights and remedies. The indemnification agreement also provides that, if at any time during the term of the agreement the Company's stock price closes below $3.00 per share for two consecutive trading days, the Company may order the CEO to repay the outstanding balance on the CEO's bank loan. If the CEO fails to pay off the bank loan, the Company has the right to pay off the loan and take possession of the 250,000 shares securing the bank debt. In such event, the CEO agrees to pay any costs incurred by the Company in acquiring free and clear possession of the stock.

CONTRACTUAL OBLIGATIONS

The following table sets forth the Company's contractual obligations at November 30, 2003:

                                                                Payments Due by Period
                                    ----------------------------------------------------------------------------------
Contractual Obligation                  Total            1 Year        2-3 Years         4-5 Years        Thereafter
----------------------                  -----            ------        ---------         ---------        ----------
Long-term obligations and lines
  of credit                         $   35,506,000    $  1,419,000   $    3,543,000    $    3,989,000   $   26,555,000
Obligations under capital lease             54,000          54,000                -                 -                -
Operating leases                         8,484,000         893,000        1,693,000         1,513,000        4,385,000
Capital expenditure commitments          1,250,000       1,250,000                -                 -                -
Purchase obligations (1)                 3,073,000         600,000        1,200,000         1,200,000           73,000
                                    --------------    ------------   --------------    --------------   --------------
Total Contractual Obligations       $   48,367,000    $  4,216,000   $    6,436,000    $    6,702,000   $   31,013,000
                                    ==============    ============   ==============    ==============   ==============

(1) Purchase obligations represent unearned vendor allowances related to long-term agreements with the Company's beverage suppliers to purchase fountain beverage syrup. The amounts represent estimated allowances to be earned using actual fiscal 2003 purchases to estimate future purchases. This obligation is included on the balance sheet under the caption "unearned vendor allowances."

CRITICAL ACCOUNTING POLICIES

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company's consolidated financial statements (beginning on page F-1). Certain of these accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operations that require significant management estimates and judgments are discussed below.

         The Company is self-insured up to a $25,000 per participant stop loss level for costs associated with benefits paid under employee health care programs. The Company bases its estimated liability upon historical loss experience provided by its third party administrator and judgments about the present and expected levels of claim costs including claims incurred but not reported. The Company has been self-insured for a limited period (since May
2002), and because of the unpredictable nature of self-insurance, actual future events could result in adjustments to our estimated liability.

         Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates. In assessing the realizabilty of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management primarily considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

         Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for furniture and equipment and up to 30 years for property. Amortization of leasehold improvements is provided over the terms of the various leases. These estimates require assumptions that are believed to be reasonable. In the ordinary course of business the Company, from time to time, experiences accelerated depreciation due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building that is replaced by a new building on the same site.

         Long-lived assets are tested for impairment annually and when an event occurs that indicates an impairment may exist. Judgments regarding the existence of impairment are based on several factors including but not limited to, market conditions, operational performance, and estimated future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded to adjust the asset to its fair value.

         The Company has $4,430,000 of goodwill recorded at November 30, 2003, related to prior acquisitions. New accounting standards adopted in fiscal 2003 require that goodwill (i) must be reviewed for impairment at least annually and as indicators of impairment occur, and (ii) is no longer amortized. The annual evaluation of goodwill impairment requires the use of estimates about future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

         An accrual has been made for estimated Michigan single business taxes related to bills received from the Michigan Department of Treasury ("Treasury") for unpaid single business taxes for fiscal years 1997 through 2001, related to fees paid to the Company's franchisor (Wendy's International) during those years. Among other things, the Company believes the Treasury has incorrectly characterized these fees as a "royalty." The estimated liability is based on the settlement of litigation between the Company and Treasury related to the same matter for fiscal years 1991 through 1994 and on the tax treatment by Treasury of other quick-service restaurant franchisees relating to the same tax issue.

INFLATION AND CHANGING PRICES

         The impact of inflation on the cost of food and beverages, labor and related expenses, occupancy costs, equipment, land and construction costs could adversely affect the Company's operations. Inflation did not have a significant impact on the Company's operations with the exception of increasing beef costs throughout fiscal 2003 and especially in the fourth quarter. These higher than normal beef costs have carried over into fiscal 2004. Periodic increases in food, labor and other operating expenses such as utility costs would normally be passed on to customers in the form of price increases. However, highly competitive market conditions have limited the Company's ability to offset higher beef costs through menu price increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Because all of Meritage's operations are in the United States, currency exposure is eliminated. All of Meritage's debt is in U.S. dollars and approximately 75% of its debt is at fixed interest rates which limits financial instrument risk. The Company's mortgage loans that have variable interest rates contain provisions to convert to a fixed interest rate between the seventh and twenty-fourth month after the loan closing date. This would allow the company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy's International that are outside Meritage's control. It is the Company's understanding that Wendy's utilizes various purchasing and pricing techniques in an effort to minimize volatility. As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices, such as the cost of beef may impact the Company's cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company's ability to offset higher beef costs through menu price increases.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data included in the report under this Item are set forth at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In February 2003, Meritage determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Grant Thornton LLP ("Grant Thornton"), and to engage Ernst & Young LLP ("Ernst & Young") as its new independent auditors. The change in auditors was approved by the Audit Committee of the Board of Directors. Previous to that, the Audit Committee interviewed Ernst & Young after reviewing a proposal that Ernst & Young submitted. As a result, Ernst & Young is auditing the 2003 consolidated financial statements contained in this Report.

         Grant Thornton's reports on the Company's consolidated financial statements for the fiscal years ended December 1, 2002, and December 2, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 1, 2002 and December 2, 2001, and through the date of dismissal (the "Relevant Period"), (1) there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton's satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's consolidated financial statements for such years; and
(2) there were no reportable events as described in Item 304(a)(1)(v) ("Reportable Events") of the Securities and Exchange Commission's (the "Commission") Regulation S-K.

         During the Relevant Period, neither the Company nor anyone acting on its behalf, consulted with Ernst & Young regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (2) any matter that was the subject of either a disagreement or a reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors, Executive Officers and Significant Employees

         The following is information concerning the current directors, executive officers and significant employees of the Company as of February 18, 2004:

                                                                                       COMMON SHARES
                                                                                     BENEFICIALLY OWNED
                                                                                     ------------------
          NAME AND AGE (1)                               POSITION                  AMOUNT      PERCENTAGE
          ----------------                               --------                  ------      ----------
Robert E. Schermer, Sr. (2)(3)(4)        Chairman of the Board of Directors         790,918       15.0%
                 68
Robert E. Schermer, Jr. (3)(5)(6)        Chief Executive Officer, President         830,797       15.1%
                 45                       and Director
Robert H. Potts (6)                      Vice President of Real Estate               79,703        1.5%
                 50
James R. Saalfeld (6)                    Vice President, Secretary,                 112,636        2.1%
                 36                      Treasurer and General Counsel
James P. Bishop (2)(3)(7)(8)(9)          Director                                    46,430          *
                 63
Joseph L. Maggini (2)(7)(8)(9)           Director                                   423,428        8.0%
                 64
Brian N. McMahon (2)(7)(8)(9)            Director                                     5,663          *
                 51
All Current Executive Officers and                                                2,289,575       40.4%
Directors as a Group (7 persons)

                                                                  * Less than 1%

(1) Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.

(2) Includes options held by non-employee directors that are presently exercisable, or exercisable within 60 days, pursuant to the 1996 Directors' Share Option Plan and the 2001 Directors' Share Option Plan as follows: for Mr. Schermer, Sr. 7,000 shares, for Mr. Bishop 10,000 shares, for Mr. Maggini 7,000 shares, and for Mr. McMahon 5,000 shares.

(3)  Executive Committee Member.

(4)  Includes 7,000 shares held by Mr. Schermer, Sr.'s wife.

(5) Includes 7,050 shares held by Mr. Schermer, Jr. as a custodian for his minor child.

(6) Includes options presently exercisable, or exercisable within 60 days, pursuant to the 1996 Management Equity Incentive Plan and the 2002 Management Equity Incentive Plan as follows: for Mr. Schermer, Jr. 231,522 shares, for Mr. Potts 31,000 shares, and for Mr. Saalfeld 100,359 shares.

(7)  Compensation Committee Member.

(8)  Audit Committee Member.

(9)  Nominating Committee Member.

         Robert E. Schermer, Sr. has been a director of the Company since January 25, 1996. He is currently Senior Vice President and a Managing Director of Robert W. Baird & Co. Incorporated, an investment banking and securities brokerage firm headquartered in Milwaukee, Wisconsin. Mr. Schermer has held this position for more than five years. He is the father of Robert E. Schermer, Jr.

         Robert E. Schermer, Jr. has been a director of the Company since January 25, 1996. He has been Chief Executive Officer of the Company since October 6, 1998. Mr. Schermer also served as President of the Company from October 1998 until October 2000, and again since February 2004.

         Robert H. Potts has been Vice President of Real Estate for the Company since March 5, 2001. From 1989 to 2001, Mr. Potts was with Meijer Inc., a multi-billion dollar supermarket and general merchandise retailer, where he held the position of Senior Counsel. Mr. Potts is a licensed member of the Michigan Bar.

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

Corporate Governance

         At a meeting of the Board of Directors in December 2003, the Board adopted a Code of Ethics which is included as an exhibit to this Report.

         Each Audit Committee member is able to read and understand fundamental financial statements. James P. Bishop has been designated as the Audit Committee financial expert, and each member of the Committee is independent as that term is used in Item 7(d)(3(iv) of Schedule 14A.

         In February 2004, the Company's Board of Directors established a Nominating Committee which is responsible for identifying nominees for the annual election of members of the Board of Directors, and recommending nominees in the event of Board vacancies and to comprise the Board's various committees. The Board also established a Nominating Committee Charter which is available free of charge by request to the Company's Secretary. The Committee will evaluate and consider candidates recommended by directors, officers and shareholders. The Nominating Committee is composed of Messrs. Bishop, Maggini and McMahon, all of whom meet the applicable standards for independence.

         Additional information regarding corporate governance will be contained in the Company's proxy statement to be issued in connection with the 2004 Annual Shareholders' Meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons owning more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 2003 all filing requirements were met except for Mr. Schermer, Sr. who untimely reported a purchase of 2,000 common shares owned by his wife.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000 in fiscal 2003:

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                    ANNUAL COMPENSATION         SECURITIES
                                  FISCAL                             (1)        UNDER-LYING   OTHER ANNUAL
 NAME AND PRINCIPAL POSITION       YEAR           SALARY            BONUS        OPTIONS      COMPENSATION
 ---------------------------      ------          ------            -----       -----------   ------------
Robert E. Schermer, Jr.            2003       $  171,000 (2)    $  46,743         25,000          ---
Chief Executive Officer            2002       $  172,000 (2)    $  39,715         71,631          ---
                                   2001       $  150,500 (2)    $  34,848         90,000          ---

Robert E.Riley                     2003       $  165,734 (2)    $  46,743         25,000          ---
President (3)                      2002       $  164,731 (2)    $  39,715         71,631          ---
                                   2001       $  145,000        $  34,848        190,000          ---

James R.Saalfeld                   2003       $  112,350        $  33,020         20,000          ---
Vice President, General            2002       $  113,096        $  25,860         54,018          ---
Counsel, Secretary & Treasurer     2001       $  107,125        $  22,616         27,500          ---

Robert H.Potts                     2003       $  112,350        $  33,520         20,000          ---
Vice President of Real Estate      2002       $  112,346        $  25,860         22,000          ---
                                   2001       $   74,136 (4)    $  17,366 (4)     15,000          ---

(1) Includes bonuses earned during the fiscal year but paid in the next fiscal year.

(2)  Also received an annual automobile allowance.

(3) Mr. Riley, who served as President throughout fiscal 2003, resigned in January 2004.

(4)  Reflects salary and bonus for partial year of employment.

         STOCK OPTIONS

         The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary Compensation Table and the appreciation of such options:

                          OPTION GRANTS IN FISCAL 2003

                                                                                             POTENTIAL REALIZABLE
                                                % OF TOTAL                                 VALUE AT ASSUMED ANNUAL
                                NUMBER OF        OPTIONS                                     RATES OF STOCK PRICE
                               SECURITIES       GRANTED TO      EXERCISE                   APPRECIATION FOR OPTION
                               UNDERLYING      EMPLOYEES IN      PRICE       EXPIRATION               TERM
        NAME                 OPTIONS GRANTED   FISCAL 2002    ($ PER SHARE)     DATE            5%            10%
        ----                 ---------------   ------------   ------------   ----------         --            ---
Robert E. Schermer, Jr.          25,000           21.7 %         $ 4.95       12/17/12       $ 77,839     $ 197,258
Robert E. Riley                  25,000           21.7 %         $ 4.95       12/17/12       $ 77,839     $ 197,258
James R. Saalfeld                20,000           17.4 %         $ 4.95       12/17/12       $ 62,271     $ 157,806
Robert H. Potts                  20,000           17.4 %         $ 4.95       12/17/12       $ 62,271     $ 157,806

         FISCAL 2003 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
                                                                OPTIONS AT FISCAL YEAR END        FISCAL YEAR END
                           SHARES ACQUIRED
       NAME                  ON EXERCISE     VALUE REALIZED      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
       ----                  -----------     --------------      -------------------------    -------------------------
Robert E. Schermer, Jr.         ---               ---                221,522 /  80,314          $386,269 / $ 90,471
Robert E. Riley                 ---               ---                181,501 / 105,130          $343,796 / $150,191
James R. Saalfeld               ---               ---                 97,721 /  41,438          $139,924 / $ 21,745
Robert H. Potts                 ---               ---                 27,250 /  29,750          $ 37,538 / $ 17,363

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Other than certain of the Company's directors and officers as identified in Item 10 above, no other shareholders are known by the Company to beneficially own 5% or more of the Company's outstanding common shares as of January 29, 2003, except for Peter D. Wierenga who reported beneficial ownership of 271,109 (5.0%) on November 9, 2000. Mr. Wierenga's business address is reported in his Schedule 13D as 3703 S. Division Ave., Grand Rapids, Michigan 49503.

         As required by Item 201(d) of Regulation S-K, the Company incorporates in this Item 12 the Equity Compensation Plan Information table contained in Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On February 9, 2001, Meritage completed the sale of 762,500 unregistered common shares at $2.1556 per share in a private placement. The proceeds of the placement were used for the continued development of its Wendy's operations. Mr. Schermer, Jr., the Company's CEO, purchased 250,000 common shares in the private placement. In March 2002, Meritage provided a guaranty to the financial institution that advanced funds to Mr. Schermer to purchase the 250,000 shares. The Board determined that the transaction was beneficial and fair to Meritage for several reasons including the fact that Mr. Schemer had personally guaranteed over $4.2 million of Meritage's long-term indebtedness. To date, no modifications or renewals of the guaranty have occurred.

         Pursuant to the private equity offering of Units and Series B Convertible Preferred Shares (the "Preferred Shares") that was completed in December 2003, and which is reported in greater detail in Part II, Item 5 of this Report, on December 22, 2003, Joseph L. Maggini, a member of the Board of Directors, purchased 166,666 Units (i.e., 166,666 Meritage common shares, and warrants to purchase an additional 166,666 Meritage common shares), and 100,000 Preferred Shares. On the same day, a limited liability company of which Robert
E. Schermer, Jr. (the Company's CEO and a director) is a 40% owner, purchased 250,000 Units (i.e., 250,000 Meritage common shares, and warrants to purchase an additional 250,000 Meritage common shares), and a limited liability company of which Mr. Schermer is a 50% owner purchased 100,000 Preferred Shares. The Board obtained a valuation analysis, and a special committee of disinterested independent directors obtained a fairness opinion, regarding aspects of the private offering.

         In December 2003, the Company purchased all of Mr. Riley's and his spouse's outstanding Meritage common shares (500,200 shares) at a price of $4.90 per share pursuant to a stock redemption agreement approved by the Board of Directors. Under the agreement, the Company received various considerations from Mr. Riley. Funds from the private offering described above were used to purchase the Riley shares. Pursuant to the agreement, on January 16, 2004, Mr. Riley resigned as an officer and director of the Company, but will continue to work for the Company in other capacities.

         In January 2004, pursuant to a purchase and sale agreement, Mr. Schermer, Jr. purchased from the Company a 19% interest in a real estate investment company that is the landlord of one of the Company's Wendy's restaurants. The purchase price was $190,000. Pursuant to the agreement, as authorized by a special committee of disinterested independent directors, Mr. Schermer obtained a discharge of a $535,000 guaranty that the Company previously provided to secure the investment company's indebtedness. A fairness opinion was obtained by the disinterested independent directors in connection with this transaction. Due to Mr. Schermer's purchase of the 19% interest, all of the Company's future payments under the lease dated March 23, 2000 (i.e., total rent payments of approximately $9,500 per month) will be to an entity that is owned, in part, by a related party.

ITEM 14. CONTROLS AND PROCEDURES.

         As of November 30, 2003, an evaluation was completed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, President, General Counsel and Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the Chief Executive Office, President, General Counsel and Controller, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003. There have been no changes to the Company's internal controls over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage's internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)(1) and (2) Financial Statements and Schedules.

         All financial statements required to be filed by Item 8 of this Form 10-K and included in this report are set forth at the end of this report beginning on page F-1. All schedules required by this Form 10-K have been omitted because they were inapplicable, included in the Consolidated Financial Statements or Notes to Consolidated Financial Statements, or otherwise were not required under instructions contained in Regulation S-X.

         (a)(3) Exhibit List.

         The following documents are exhibits to this Annual Report:

Exhibit No.                                 Description of Document
-----------                                 -----------------------
   3.1            Amended and Restated Articles of Incorporation (1).

   3.2            Restated and Amended Bylaws (2).

   10.1           Sample Construction Loan Agreement with Captec Financial Group, Inc. (3).

   10.2           Sample Promissory Note with Captec Financial Group, Inc. regarding real estate financing (3).

   10.3           Sample Mortgage with Captec Financial Group, Inc. regarding real estate financing (3).

   10.4           Sample Promissory Note with Captec Financial Group, Inc.regarding leasehold financing (3).

   10.5           Sample Mortgage with Captec Financial Group, Inc. regarding leasehold financing (3).

   10.6           Sample Promissory Note with Captec Financial Group, Inc. regarding business value financing (3).

   10.7           Sample Security Agreement with Captec Financial Group, Inc. regarding business value financing (3).

   10.8           Sample Loan Agreement with Fleet Business Credit Corporation (4).

   10.9           Sample Promissory Note with Fleet Business Credit Corporation (4).

   10.10          Sample Mortgage with Fleet Business Credit Corporation (4).

   10.11          Sample Guaranty with Fleet Business Credit Corporation (4).

   10.12          Sample Promissory Note with GE Capital Franchise Finance Corporation (5).

   10.13          Sample Mortgage with GE Capital Franchise Finance Corporation (5).

   10.14          Sample Guaranty with GE Capital Franchise Finance Corporation (5).

   10.15          Sample Construction Loan Agreement with GE Capital Franchise
                  Finance Corp. (6).

   10.16          Promissory Note for Line of Credit with Standard Federal Bank
                  (1).

   10.17          Promissory Note for Revolving Line of Credit with Standard
                  Federal Bank (1).

   10.18          Business Loan Agreement regarding Line of Credit with Standard
                  Federal Bank. (1).

   10.19          Security Agreement regarding Line of Credit with Standard
                  Federal Bank. (1).

   10.20          Consent Agreement dated May 1997 between Wendy's
                  International, Inc., Wendy's of Michigan, Meritage Hospitality
                  Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC
                  Food Service Inc., Robert E. Schermer, Jr. and Christopher B.
                  Hewett, with sample Unit Franchise Agreement, Guaranties, and
                  Release of Claims attached as exhibits (7).

   10.21          Agreement and Consent dated August 1998 between WM Limited
                  Partnership - 1998, Meritage Hospitality Group Inc., MHG Food
                  Service Inc., Meritage Capital Corp., MCC Food Service Inc.,
                  Robert E. Schermer, Jr., and Christopher B. Hewett (3).

   10.22          Agreement and Consent dated December 1998 between WM Limited
                  Partnership - 1998, Meritage Hospitality Group Inc., MHG Food
                  Service Inc., Meritage Capital Corp., MCC Food Service Inc., S
                  & Q Management, LLC, Robert E. Schermer, Jr., Christopher B.
                  Hewett, and Ray E. Quada (8).

   10.23          Agreement and Consent dated June 2001 between WM Limited
                  Partnership - 1998, Meritage Hospitality Group Inc., MHG Food
                  Service Inc., RES Management, LLC, S & Q Management, LLC,
                  Robert E. Schermer, Jr. and The Estate of Ray E. Quada (9).

   10.24          Development Agreement between O'Charley's Inc., Meritage
                  Hospitality Group Inc., and OCM Development Company, LLC, with
                  Sample Confidentiality and Non-Compete Agreement, Guaranty and
                  Lease Rider attached (1).

   10.25          Sample Operating Agreement between O'Charley's Inc., Meritage
                  Hospitality Group Inc., and OCM Food Service, LLC, with Sample
                  Confidentiality and Non-Compete Agreement, Software License and Support Agreement and Guaranty attached (1).

   10.26 Sample indemnification agreement for officers and directors of the Company (10).

   10.27          Indemnification Agreement among Meritage Hospitality Group
                  Inc., MHG Food Service Inc., WM Limited Partnership - 1998,
                  RES Management, LLC, and Robert E. Schermer, Jr. (9).

   10.28          Guaranty by Meritage Hospitality Group Inc. to Huntington
                  National Bank relating to Promissory Note by Robert E.
                  Schermer, Jr. to Huntington National Bank (11).

   10.29          Stock Redemption Agreement among Meritage Hospitality Group
                  Inc., Robert E. Riley and his spouse (12) and (1).

   10.30          Purchase and Sale Agreement among Meritage Hospitality Group
                  Inc. and Robert E. Schermer, Jr. regarding purchase of 19% interest in real estate investment company (1).

   10.31          Warrant Agreement among Meritage Hospitality Group Inc. and
                  LaSalle Bank, NA Class A and Class B Warrants to purchase
                  Meritage common stock (1).

                        MANAGEMENT COMPENSATORY CONTRACTS

   10.32          Amended 1996 Management Equity Incentive Plan (1).

   10.33          Amended 1996 Directors' Share Option Plan (1).

   10.34          Amended 2001 Directors' Share Option Plan (1).

   10.35          Amended 1999 Directors' Compensation Plan (1).

   10.36          Amended 2002 Management Equity Incentive Plan (1).


   14             Code of Ethics (1).

   21             Subsidiaries of the Registrant (1).

   23.1           Consent of Ernst & Young LLP for fiscal year 2003 (1).

   23.2           Consent of Grant Thornton LLP for fiscal years 2001 and 2002 (1).

   31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (1).

   31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (1).

   32.1           Section 1350 Certification of Chief Executive Officer (1).

   32.2           Section 1350 Certification of Chief Financial Officer (1).

Exhibits previously filed and incorporated by reference from:

(1)  Filed herewith.

(2) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended June 2, 2002.

(3) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 1998.

(4) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1999.

(5) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended September 1, 2002.

(6) The Annual Report on Form 10-K for the Company's fiscal year ended December 1, 2002.

(7) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1997.

(8) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1998.

(9) The Annual Report on Form 10-K for the Company's fiscal year ended December 2, 2001.

(10) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1997.

(11) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended March 3, 2002.

(12) Amendment No. 3 to Schedule 13D for Robert E. Riley dated September 10,
     2003.

         (b) Reports on Form 8-K.

         On December 22, 2003, the Company filed a Form 8-K under Item 5 reporting the initial closing of a private offering of (i) Units at an offering price of $6.00 per Unit, with each Unit consisting of one share of Company common stock, 0.5 of a Class A Warrant, and 0.5 of a Class B Warrant, and (ii) Series B Convertible Preferred Stock of the Company. It was reported that the Registrant received gross proceeds of $4,500,000 in connection with the sale of 416,666 Units (for $2,500,000) and 200,000 Preferred Shares (for $2,000,000).

         On December 29, 2003, the Company filed a Form 8-K under Item 5 reporting that Meritage had issued a press release reporting on the execution of a franchise development agreement with O'Charley's, Inc. to operate O'Charley's restaurants throughout the State of Michigan, and the completion of the initial stage of a private equity offering.

         On January 5, 2004, the Company filed a Form 8-K under Item 5 reporting that Meritage had issued a press release reporting on the completion of the Company's private equity offering referenced above.

         On January 9, 2004, the Company filed a Form 8-K under Item 5 reporting that Meritage had issued a press release reporting the 2003 fiscal year end financial results.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MERITAGE HOSPITALITY GROUP INC.

Dated:  February 19, 2004              By  /s/ Robert E. Schermer, Jr.
                                       -----------------------------------------
                                        Robert E. Schermer, Jr.
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)

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

         Signature                                 Title                                 Date
         ---------                                 -----                                 ----
/s/ Robert E. Schermer, Sr.         Chairman of the Board of Directors            February 19, 2004
-------------------------------
Robert E. Schermer, Sr.

/s/ Robert E. Schermer, Jr.         President, Chief Executive Officer and        February 19, 2004
-------------------------------     Director (Principal Executive Officer)
Robert E. Schermer, Jr.

/s/ William D. Badgerow             Controller (Principal Financial &             February 19, 2004
-------------------------------     Accounting Officer)
William D. Badgerow

/s/ James P. Bishop                 Director                                      February 19, 2004
-------------------------------
James P. Bishop

/s/ Joseph L. Maggini               Director                                      February 19, 2004
-------------------------------
Joseph L. Maggini

/s/ Brian N. McMahon                Director                                      February 19, 2004
-------------------------------
Brian N. McMahon

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                                            Page
                                                            ----
Report of Independent Auditors .........................    F-2
Report of Independent Certified Public Accountants .....    F-3

FINANCIAL STATEMENTS

Consolidated Balance Sheets.............................    F-4
Consolidated Statements of Income.......................    F-6
Consolidated Statements of Stockholders' Equity.........    F-7
Consolidated Statements of Cash Flows...................    F-9
Notes to Consolidated Financial Statements .............    F-11

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheet of Meritage Hospitality Group Inc. and subsidiaries as of November 30, 2003, and the related consolidated statements of income, stockholder's equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries at November 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in fiscal 2003 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
December 30, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheet of Meritage Hospitality Group Inc. (a Michigan corporation) and subsidiaries as of December 1, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 1, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and subsidiaries as of December 1, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Southfield, Michigan
December 19, 2002
(except for Note E, of which
the date is January 31, 2003)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                     NOVEMBER 30, 2003 AND DECEMBER 1, 2002

                                                                 NOVEMBER 30,     DECEMBER 1,
                                                                    2003             2002
                                                              ---------------    --------------
                   ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $       769,072    $      901,113
    Receivables                                                        76,214           235,766
    Inventories                                                       262,058           208,197
    Prepaid expenses and other current assets                         144,001           161,189
                                                              ---------------    --------------
                 Total Current Assets                               1,251,345         1,506,265

PROPERTY, PLANT AND EQUIPMENT, NET                                 41,287,877        38,076,198

DEFERRED INCOME TAXES                                                 694,000                 -

OTHER ASSETS
    Note receivable                                                   323,568           319,593
    Non-operating property                                            269,949           728,383
    Goodwill                                                        4,429,849         4,429,849
    Franchise costs, net of amortization of $164,311
       and $129,943, respectively                                   1,010,689           995,057
    Financing costs, net of amortization of $148,466
       and $90,466, respectively                                      606,976           591,475
    Deposits and other assets                                         156,210            65,423
                                                              ---------------    --------------
                 Total Other Assets                                 6,797,241         7,129,780
                                                              ---------------    --------------
                 Total Assets                                 $    50,030,463    $   46,712,243
                                                              ===============    ==============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                     NOVEMBER 30, 2003 AND DECEMBER 1, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           NOVEMBER 30,       DECEMBER 1,
                                                                               2003              2002
                                                                         ---------------     -------------
CURRENT LIABILITIES
    Current portion of long-term obligations                             $     1,419,028     $   1,141,281
    Current portion of obligations under capital lease                            53,937           341,993
    Trade accounts payable                                                     1,057,370         1,466,713
    Accrued liabilities                                                        1,966,280         1,733,840
                                                                         ---------------     -------------
                 Total Current Liabilities                                     4,496,615         4,683,827

UNEARNED VENDOR ALLOWANCES                                                     3,073,429         3,621,736

LONG-TERM OBLIGATIONS                                                         34,086,701        30,736,582

OBLIGATIONS UNDER CAPITAL LEASE                                                        -            60,749

STOCKHOLDERS' EQUITY
    Preferred stock - $0.01 par value
       shares authorized: 5,000,000; 200,000 shares designated
            as Series A convertible cumulative preferred stock
       shares issued and outstanding: 29,520 (liquidation
              value - $295,200)                                                      295               295
    Common stock - $0.01 par value
       shares authorized: 30,000,000
       shares issued and outstanding: 5,360,203 and
              5,342,800, respectively                                             53,603            53,428
    Additional paid in capital                                                13,635,104        13,584,800
    Accumulated deficit                                                       (5,315,284)       (6,029,174)
                                                                         ---------------     -------------
                 Total Stockholders' Equity                                    8,373,718         7,609,349
                                                                         ---------------     -------------
                 Total Liabilities and Stockholders' Equity              $    50,030,463     $  46,712,243
                                                                         ===============     =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

                                                              2003              2002              2001
                                                        ----------------   ---------------    ---------------
Food and beverage revenue                               $     48,513,456   $    45,952,990    $    38,356,360

Cost and expenses
    Cost of food and beverages                                12,272,050        11,183,572         10,080,371
    Operating expenses                                        28,606,742        26,860,460         22,552,664
    General and administrative expenses                        2,819,095         2,763,970          2,580,966
    Depreciation and amortization                              2,985,929         2,600,921          1,952,426
    Impairment of assets                                               -                 -           (463,952)
                                                        ----------------   ---------------    ---------------
              Total cost and expenses                         46,683,816        43,408,923         36,702,475
                                                        ----------------   ---------------    ---------------
Earnings from operations                                       1,829,640         2,544,067          1,653,885

Other income (expense)
    Interest expense                                          (2,388,080)       (2,025,713)        (1,553,249)
    Interest income                                               28,192            99,961            105,708
    Other income, net                                             19,990            33,356             30,975
    Gain on sale of non-operating property                       750,716            40,636            309,263
                                                        ----------------   ---------------    ---------------
              Total other expense                             (1,589,182)       (1,851,760)        (1,107,303)
                                                        ----------------   ---------------    ---------------
              Earnings before income taxes                       240,458           692,307            546,582

Income tax benefit (expense)                                     500,000            17,000            (15,000)
                                                        ----------------   ---------------    ---------------
              Net earnings                                       740,458           709,307            531,582

Preferred stock dividends                                         26,568            26,568             26,568
                                                        ----------------   ---------------    ---------------
Net earnings on common shares                           $        713,890   $       682,739    $       505,014
                                                        ================   ===============    ===============
Earnings per common share - basic                       $            .13   $           .13    $           .10
                                                        ================   ===============    ===============
Earnings per common share - diluted                     $            .13   $           .12    $           .10
                                                        ================   ===============    ===============
Weighted average shares outstanding - basic                    5,347,531         5,332,134          5,236,149
                                                        ================   ===============    ===============
Weighted average shares outstanding - diluted                  5,648,252         5,685,789          5,287,007
                                                        ================   ===============    ===============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

                                                                                            NOTE
                                              SERIES A                                   RECEIVABLE
                                            CONVERTIBLE                   ADDITIONAL       FROM
                                             PREFERRED      COMMON         PAID-IN        SALE OF     ACCUMULATED
                                               STOCK         STOCK         CAPITAL         SHARES       DEFICIT         TOTAL
                                            -----------   -----------   --------------   ----------   -----------    -----------
Balance at December 1, 2000                         295        44,548       11,703,257            -    (7,216,927)     4,531,173

Issuance of 978,211 shares of common
    stock                                             -         9,783        2,068,341     (538,900)            -      1,539,224
Purchase of 109,296 shares of
    common stock                                      -        (1,093)        (237,296)           -             -       (238,389)
Preferred stock dividends paid                        -             -                -            -       (26,568)       (26,568)
Net earnings                                          -             -                -            -       531,582        531,582
                                            -----------   -----------   --------------   ----------   -----------    -----------
Balance at December 2, 2001                 $       295   $    53,238   $   13,534,302   $ (538,900)  $(6,711,913)   $ 6,337,022

Payment received on note receivable
     from sale of common stock                        -             -                -      538,900             -        538,900
Issuance of 19,001 shares of common
    stock                                             -           190           50,498            -             -         50,688
Preferred stock dividends paid                        -             -                -            -       (26,568)       (26,568)
Net earnings                                          -             -                -            -       709,307        709,307
                                            -----------   -----------   --------------   ----------   -----------    -----------
Balance at December 1, 2002                 $       295   $    53,428   $   13,584,800   $        -   $(6,029,174)   $ 7,609,349

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

                                                                                            NOTE
                                              SERIES A                                   RECEIVABLE
                                            CONVERTIBLE                   ADDITIONAL        FROM
                                             PREFERRED      COMMON         PAID-IN        SALE OF     ACCUMULATED
                                               STOCK         STOCK         CAPITAL         SHARES       DEFICIT         TOTAL
                                            -----------   -----------   --------------   ----------   -----------    -----------
Balance at December 2, 2002                 $       295   $    53,428   $   13,584,800   $        -   $(6,029,174)   $ 7,609,349

Issuance of 18,203 shares of common stock             -           183           54,380            -             -         54,563
Purchase of 800 shares of common stock                -            (8)          (4,076)           -             -         (4,084)
Preferred stock dividends paid                        -             -                -            -       (26,568)       (26,568)
Net earnings                                          -             -                -            -       740,458        740,458
                                            -----------   -----------   --------------   ----------   -----------    -----------

Balance at November 30, 2003                $       295   $    53,603   $   13,635,104   $        -   $(5,315,284)   $ 8,373,718
                                            ===========   ===========   ==============   ==========   ===========    ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

                                                                              2003              2002             2001
                                                                              ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                          $    740,458      $    709,307     $    531,582
    Adjustments to reconcile net earnings to net
       cash provided by operating activities
          Depreciation and amortization                                      2,985,929         2,600,921        1,952,426
          Amortization of financing costs                                       58,000            43,858           38,388
          Deferred income taxes                                               (694,000)            -                -
          Compensation paid by issuance of common stock                         31,500            28,000           34,478
          Gain on sale of non-operating property                              (750,716)          (40,636)        (309,263)
          Gain on impaired assets                                                 -                -             (463,952)
          (Decrease) increase in unearned vendor allowances                   (548,307)         (543,971)       2,422,985
          Decrease (increase) in current assets
              Receivables                                                      159,552          (106,604)         (69,557)
              Inventories                                                      (53,861)           (5,489)          25,315
              Prepaid expenses and other current assets                         17,188            40,696          (34,517)
          Increase (decrease) in current liabilities
              Trade accounts payable                                          (409,343)         (116,582)         206,953
              Income taxes payable                                                -              (17,264)          15,000
              Accrued liabilities                                              232,440           158,562          406,570
                                                                          ------------      ------------     ------------

                 Net cash provided by operating activities                   1,768,840         2,750,798        4,756,408

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                               (6,166,884)      (11,916,966)     (11,418,474)
    Purchase of assets held for sale                                          (118,573)           (5,658)      (1,095,578)
    Payment for franchise agreements                                           (75,000)         (150,000)        (175,000)
    Proceeds from sale of operating property                                    29,547               800             -
    Proceeds from sale of non-operating assets                               1,327,724            40,636        1,779,056
    (Increase) decrease in deposits and other assets                           (95,666)           18,392           16,337
                                                                          ------------      ------------     ------------

                 Net cash used in investing activities                      (5,098,852)      (12,012,796)     (10,893,659)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

                                                                              2003             2002              2001
                                                                              ----             ----              ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from borrowings on line of credit                            $    629,688      $  3,295,238     $  2,650,000
    Principal payments on line of credit                                    (2,481,719)       (2,081,071)      (1,967,500)
    Proceeds from long-term obligations                                      6,616,451         8,005,871        6,441,453
    Principal payments on long-term obligations                             (1,136,554)         (791,996)        (831,576)
    Payments on obligations under capital lease                               (348,805)         (306,305)        (357,767)
    Payments of financing costs                                                (73,501)         (157,546)        (160,995)
    Payment received on note receivable                                              -           538,900                -
    Proceeds from issuance of common stock                                      23,063            22,688        1,504,746
    Purchase of common stock                                                    (4,084)                -         (238,389)
    Preferred stock dividends paid                                             (26,568)          (26,568)         (26,568)
                                                                          ------------      ------------     ------------

                 Net cash provided by financing activities                   3,197,971         8,499,211        7,013,404
                                                                          ------------      ------------     ------------

                 Net (decrease) increase in cash                              (132,041)         (762,787)         876,153

Cash and cash equivalents - beginning of year                                  901,113         1,663,900          787,747
                                                                          ------------      ------------     ------------

Cash and cash equivalents - end of year                                   $    769,072      $    901,113     $  1,663,900
                                                                          ============      ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                                                $  2,337,000      $  1,956,000     $  1,499,000
    Cash paid for income taxes                                            $          -      $          -     $          -

SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

Sale of impaired asset
    Selling price of asset                                                $          -      $          -     $    400,000
    Note receivable obtained from buyer                                              -                 -          365,000
                                                                          ------------      ------------     ------------

    Cash down payment received from buyer                                 $          -      $          -     $     35,000
                                                                          ============      ============     ============
Issuance of 250,000 shares of common stock
    in exchange for note receivable                                       $          -      $          -     $    538,900
                                                                          ============      ============     ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company currently conducts its business in the quick-service restaurant industry operating 48 Wendy's Old Fashioned Hamburgers restaurants under franchise agreements with Wendy's International, Inc. All operations of the Company are located in Michigan.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MHG Food Service Inc., OCM Food Service, LLC, and OCM Development, LLC. Intercompany balances and transactions have been eliminated in consolidation.

FISCAL PERIOD

The Company has elected a 52/53 week fiscal period for tax and financial reporting purposes. The fiscal period ends on the Sunday closest to November 30. The three years in the period ended November 30, 2003 each contained 52 weeks.

USE OF ESTIMATES

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, however, actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues consist of restaurant food and beverage sales and are net of applicable sales taxes. Food and beverage revenue is recognized upon delivery of services.

CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at November 30, 2003, and cash equivalents were $265,000 at December 1, 2002, consisting entirely of corporate variable rate put bonds.

RECEIVABLES

Receivables consist primarily of amounts due the Company for gift certificates sold by the franchisor and other franchisees that have been redeemed at the Company's restaurants. No allowance for doubtful accounts is deemed necessary.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method. Inventories consist of restaurant food items, beverages and serving supplies.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for furniture and equipment and up to 30 years for buildings. Amortization of leasehold improvements is provided over the terms of the various leases.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, as of December 2, 2002. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset held for sale, broadens the scope of business to be disposed of that qualify for reporting as discontinued operations and changes the timing for recognizing losses on such operations. The adoption of SFAS No. 144 did not have a material effect on the consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. In 2003 and 2002, there was no impact to the consolidated financial statements due to this impairment review. In 2001 the Company recorded a gain on the sale of impaired assets of $463,952. This gain resulted from the sale of two restaurant buildings that were written down to their estimated fair value in 2000 in accordance with SFAS No. 121.

FRANCHISE AGREEMENT COSTS

Costs capitalized under the Company's franchise agreements are amortized using the straight-line method over the terms of the individual franchise agreements including options to renew.

FINANCING COSTS

Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the various loan agreements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

Effective December 2, 2002, the Company adopted Statement of Financial Accounting ("SFAS") No. 142, Goodwill and Intangible Assets. This statement changed the accounting for goodwill and other intangible assets, and no longer requires amortization of goodwill; rather tests for impairment are performed annually, or more frequently if indicators of impairment occur. In accordance with the transition provisions of SFAS No. 142, the Company completed the step one transition test in the first quarter of 2003, which resulted in no impairment of goodwill. The Company performs its annual impairment test in the fourth quarter of each fiscal year and in 2003 the test indicated no goodwill impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 30 years. The effect of applying the non-amortization provisions of SFAS No. 142 for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, are as follows:

                                                        2003          2002           2001
                                                        ----          ----           ----
Reported net earnings                               $   740,458    $  709,307    $    531,582
Add back goodwill amortization, net of tax                    -       181,529         181,529
                                                    -----------    ----------    ------------
Adjusted net earnings                               $   740,458    $  890,836    $    713,111
                                                    ===========    ==========    ============
Net earnings per share - basic
Reported net earnings                               $      0.13    $     0.13    $       0.10
Add back goodwill amortization, net of tax                    -          0.03            0.03
                                                    -----------    ----------    ------------
Adjusted net earnings per share                     $      0.13    $     0.16    $       0.13
                                                    ===========    ==========    ============
Net earnings per share - diluted
Reported net earnings                               $      0.13    $     0.12    $       0.10
Add back goodwill amortization,
   net of tax                                               -            0.03            0.03
                                                    -----------    ----------    ------------
Adjusted net earnings per share                     $      0.13    $     0.15    $       0.13
                                                    ===========    ==========    ============

The Company has no other intangible assets subject to SFAS No. 142.

SELF-INSURANCE

The Company is self-insured up to a $25,000 per participant stop loss level for costs associated with benefits paid under employee health care programs. The Company bases its estimated liability upon historical loss experience provided by its third party administrator and judgments about the present and expected levels of claim costs including claims incurred but not reported.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OBLIGATIONS UNDER CAPITAL LEASE

Lease transactions relating to certain restaurant buildings are classified as capital leases. These assets have been capitalized and the related obligations recorded based on the present values of the minimum lease payments at the inception of the leases. Amounts capitalized are being amortized over the terms of the leases.

STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No.
123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation, and requires disclosure in interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, and does not currently intend to adopt a fair value method of accounting for stock based employee compensation. As a result, no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per common share would have been as follows for the years ended November 30, 2003, December 1, 2002, and December 2, 2001:

                                            2003           2002           2001
                                            ----           ----           ----
Net earnings as reported                $   740,458     $  709,307     $    531,582
Less: Total stock-based employee
  compensation expense determined
  under fair value based method, net
  of tax                                    587,016        503,617          289,340
                                        -----------     ----------     ------------
Pro forma net earnings                  $   153,442     $  205,690     $    242,242
                                        ===========     ==========     ============
Net earnings per share - basic
As reported                             $      0.13     $     0.13     $       0.10
Pro forma                               $      0.02     $     0.03     $       0.04

Net earnings per share - diluted
As reported                             $      0.13     $     0.12     $       0.10
Pro forma                               $      0.02     $     0.03     $       0.04

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001: dividend yield of 0%; expected volatility of 71.0% in 2003, 42.5% in 2002, and 40.2% in 2001; risk-free interest rates ranging from 3.6% - 4.5% in 2003, 5.6% in 2002, and 5.2% -5.6% in 2001; and expected life of ten years.

ADVERTISING COSTS AND OTHER FRANCHISE FEES

Fees due under the Company's franchise agreements and advertising costs are based primarily on a percentage of monthly food and beverage revenue. These costs are charged to operations as incurred. Advertising expense was approximately $1,941,000, $1,838,000 and $1,521,000 for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively.

PRE-OPENING COSTS

Pre-opening costs represent costs incurred prior to a restaurant opening and are expensed as incurred.

INCOME TAXES

Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER COMMON SHARE

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the years ended November 30, 2003, December 1, 2002, and December 2, 2001:

                                                            2003              2002              2001
                                                            ----              ----              ----
Numerators
  Net earnings                                        $       740,458    $      709,307    $       531,582
  Less preferred stock dividends                               26,568            26,568             26,568
                                                      ---------------    --------------    ---------------

   Net earnings on common shares -
     basic and diluted                                $       713,890    $      682,739    $       505,014
                                                      ===============    ==============    ===============
Denominators
  Weighted average common shares
     outstanding - basic                                    5,347,531         5,332,134          5,236,149
  Effect of dilutive securities
     Stock options                                            300,721           353,655             50,858
                                                      ---------------    --------------    ---------------

  Weighted average common shares
     outstanding - diluted                                  5,648,252         5,685,789          5,287,007
                                                      ===============    ==============    ===============

For the years ended November 30, 2003, December 1, 2002, and December 2, 2001, convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion of preferred stock would be antidilutive.

Certain exercisable stock options were not included in the computations of diluted earnings per share for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, because the option prices were greater than the average market prices for the periods. The number of stock options outstanding which were not included in the calculation of diluted earnings per share, and the ranges of exercise prices were 322,730 at $4.95 - $7.00, 207,730 at $5.16 - $7.00, and 465,080 at $2.35 - $7.00, at November 30, 2003, December 1, 2002, and
December 2, 2001, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, receivables, notes receivable, trade accounts payable and long-term obligations. The Company's estimate of the fair values of these financial instruments approximates their carrying value at November 30, 2003, December 1, 2002 and December 2, 2001, except for long-term obligations, which has been disclosed in Note E.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements, Including Indirect Guarantees of Indebtedness of Others. This interpretation changes current practice in accounting for, and disclosure of, guarantees and requires certain guarantees to be recorded at fair value on the Company's balance sheet. Interpretation No. 45 also requires a guarantor to make disclosures even when the likelihood of making payments under the guarantee is remote. These disclosures were effective immediately and are included in Note N "Guarantees, Commitments and Contingencies." The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect that the implementation of Interpretation No. 45 will have a material effect on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (FIN 46(R)). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The Company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The Company does not expect that the implementation of Interpretation 46(R) will have a material effect on its consolidated financial statements.

Up-front consideration received from vendors linked to future purchases is initially deferred, and then is recognized as earned vendor allowances as the purchases occur over the term of the vendor arrangement. In November 2002, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 addresses how a reseller of a vendor's product should account for cash consideration received from a vendor. The EITF issued guidance on the following two items: (1) cash consideration received from a vendor should be recognized as a reduction of cost of sales in the reseller's income statement, unless the consideration is reimbursement for selling costs or payment for assets or services delivered to the vendor, and (2) performance-driven vendor rebates or refunds (e.g., minimum or specified purchase or sales volumes) should be recognized only if the payment is considered probable, in which case the method of allocating such payments in the financial statements should be systematic and rational based on the reseller's progress in achieving the underlying performance targets. In accordance with EITF 02-16, the Company began applying item 1 beginning in fiscal 2003. As a result of applying item 1, reclassifications were made to the consolidated financial statements to decrease the Cost of Food and Beverages by $512,000 and $554,000 for the years ended December 1, 2002 and December 2, 2001, respectively, and Operating Expenses were increased by the same amounts for those periods. The Company previously applied item 2. Therefore, the provisions of item 2 had no effect on the Company's consolidated financial statements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 modifies the definition of "liabilities" in SFAS No. 6, "Elements of Financial Statements," to encompass certain obligations that a reporting entity can or must settle by issuing its own common shares. The Statement affects accounting for three types of freestanding financial instruments, (i) mandatorily redeemable shares which an issuing company is obligated to buy back in exchange for cash or other assets, (ii) put options or forward purchase contracts that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuee's shares. The Statement considers each of these types of instruments as a liability, as opposed to recent practice that may have classified the instrument as mezzanine financing or equity, and increases disclosures for alternate settlement methods. This Statement was effective for the Company beginning May 31, 2003, and adoption of this Statement had no effect on the Company's consolidated financial statements.

FINANCIAL STATEMENT PRESENTATION

Certain amounts previously reported in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the presentation used in 2003.

NOTE B - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized as follows at November 30, 2003 and December 1, 2002:

                                                                    2003                  2002
                                                              ----------------      ----------------
Land and improvements                                         $     17,700,289      $     14,791,974
Buildings and improvements                                          17,948,013            15,777,169
Furnishings and equipment                                           11,457,994            10,237,452
Leasehold improvements                                               1,071,759             1,090,097
Leased property under capital leases                                   873,100               983,292
Construction in progress                                               941,184             1,584,649
                                                              ----------------      ----------------
                                                                    49,992,339            44,464,633
Less accumulated depreciation and amortization                      (8,704,462)           (6,388,435)
                                                              ----------------      ----------------
                                                              $     41,287,877      $     38,076,198
                                                              ================      ================

Depreciation and amortization expense was approximately $2,926,000, $2,371,000, and $1,730,000 for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE B - PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

In the ordinary course of business the Company, from time to time, experiences accelerated depreciation primarily due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building replaced by a new building on the same site. Accelerated depreciation related to these activities included in the depreciation amounts above was approximately $314,000, $159,000, and $92,000 for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively.

NOTE C - NOTE RECEIVABLE

Note receivable at November 30, 2003 and December 1, 2002 consisted of a land contract receivable, collateralized by land and building, requiring monthly payments of $2,678 including interest at 8.0% from March 2002 through February 2004, when the remaining balance is due. As of November 30, 2003 the debtor was in default under the terms of the land contract, including non-payment of required monthly installments. In October 2003 the Company filed a Complaint for Possession after Land Contract Forfeiture. A judgment of possession was entered on October 30, 2003. The Company expects to take possession of the property in January 2004 at which time the asset will be classified as an asset held for sale. Management believes the property has a market value in excess of the book value of the note receivable at November 30, 2003.

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at November 30, 2003 and December 1, 2002:

                                                                       2003             2002
                                                                  -------------    -------------
Payroll and related payroll taxes                                 $   1,056,294    $     920,511
Property taxes                                                          316,522          452,520
Interest expense                                                        123,547          130,639
Other expenses                                                          469,917          230,170
                                                                  -------------    -------------
                                                                  $   1,966,280    $   1,733,840
                                                                  =============    =============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE E - LONG-TERM OBLIGATIONS AND LINES OF CREDIT

For the years ended November 30, 2003 and December 1, 2002, the Company maintained a $3,500,000 revolving line of credit, requiring monthly payments of interest only at a variable interest rate equal to 30-day LIBOR plus 2.5% through December 2003. The average interest rate on these borrowings for 2003 and 2002 was 3.8% and 4.4%, respectively. At November 30, 2003, $362,135 was outstanding under this line of credit. On December 18, 2003, the Company secured a $2,600,000 credit facility with a bank comprised of two lines of credit, one for general working capital purposes in the amount of $600,000, and one for restaurant development purposes in the amount of $2,000,000. Borrowings under the working capital and restaurant development lines expire in December 2004 and December 2005, respectively, and will be charged interest at a rate equal to the prime rate plus 0.25%. The amount outstanding under the previous line of credit has been paid off using funds available under the $600,000 working capital line of credit, and as such, has been included in long-term obligations in the table below. Long-term obligations and lines of credit consist of the following at November 30, 2003 and December 1, 2002:

                                                                                   2003               2002
                                                                                -----------      --------------
Lines of credit - requiring monthly payments of interest only.                  $   362,135      $      362,135

Mortgage notes payable - fixed rate, due in monthly installments totaling $214,232 including fixed interest rates ranging from 6.28% to
8.70% maturing from November 2014 through July 2019. Certain of these notes are partially guaranteed by an officer of the Company.
                                                                                 23,869,379          24,538,717

Mortgage notes payable - variable rate, due in monthly installments totaling $53,736 including interest ranging from 30-day LIBOR plus
2.55% (3.67% at November 30, 2003) and the prime rate (4.00% at
November 30, 2003) maturing from February 2008 through November 2013.             8,217,364           3,695,229

Notes payable, due in monthly installments totaling $10,802 including
interest at 8.15% through September 2013.                                           874,821             930,514

Equipment notes payable - fixed rate, due in monthly installments totaling $13,717 including interest ranging from 8.02% to 8.39%
maturing from November 2006 through December 2007.                                  521,708             619,553

Equipment notes payable - variable rate, requiring monthly payments of principal increasing from $8,566 to $11,407 over the remaining terms of the notes, plus interest equal to the 30-day commercial paper plus 2.5%
(3.55% at November 30, 2003), maturing from December 2006 through
November 2007.                                                                      444,895             544,704

Construction loan payable, with interest accruing at a variable interest rate equal to 30-day LIBOR plus 2.75% (3.87% at November 30,
2003) until conversion to a permanent mortgage loan; the permanent mortgage loan will require monthly installments of principal and interest based on a 20-year amortization and a variable interest rate equal 30-day LIBOR plus 2.55% at the time of conversion. The loan will
mature 10 years from the time of conversion.                                      1,215,427           1,187,011
                                                                                -----------      --------------
                                                                                 35,505,729          31,877,863

Less current portion                                                              1,419,028           1,141,281
                                                                                -----------      --------------
                                                                                $34,086,701      $   30,736,582
                                                                                ===========      ==============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE E - LONG-TERM OBLIGATIONS (CONTINUED)

Substantially all property, plant and equipment owned by the Company is pledged as collateral for the Company's long-term obligations and lines of credit.

Minimum principal payments on long-term obligations to maturity as of November 30, 2003 are as follows:

    2004                            $      1,419,028
    2005                                   1,899,918
    2006                                   1,642,893
    2007                                   1,672,259
    2008                                   2,316,846
Thereafter                                26,554,785
                                    ----------------
                                    $     35,505,729
                                    ================

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At November 30, 2003 the Company was in compliance with these covenants.

At November 30, 2003, the estimated fair value of the Company's long-term obligations, including the current portion, was approximately $37,024,000, which was $1,518,000 greater than the carrying value. The estimated fair value of the Company's lines of credit and variable rate term loans included in this estimate approximated the carrying value. The estimated fair value is based on rates anticipated to be available to the Company for debt with similar terms and maturities, and requires the use of estimates and market assumptions. Accordingly, the estimated fair value is not necessarily indicative of amounts that could be realized in a current market exchange. The use of different estimates and/or assumptions may have a material effect on the estimated fair value. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since November 30, 2003, and current estimates of fair value may differ significantly from the amounts presented.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE F - INCOME TAXES

Deferred tax assets and liabilities at November 30, 2003, and December 1, 2002 consist of the following:

                                                                       2003             2002
                                                                       ----             ----
Deferred tax assets:
    Carryforwards, consisting of net
       operating losses and AMT credits                          $    1,469,000    $    1,585,000
    Unearned vendor allowances                                          107,000                 -
    Other                                                                84,000            87,000
                                                                 --------------    --------------
                                                                      1,660,000         1,672,000
Deferred tax liabilities:
    Depreciation and amortization                                      (480,000)         (709,000)
    Other                                                               (68,000)          (45,000)
                                                                 --------------    --------------
                                                                       (548,000)         (754,000)
Less valuation allowance                                               (418,000)         (918,000)
                                                                 --------------    --------------
Net deferred tax asset                                           $      694,000    $            -
                                                                 ==============    ==============

Net operating loss carryforwards totaling $3,874,000 and $4,549,000 at November 30, 2003 and December 1, 2002, respectively, are available to offset future taxable income and expire through years ending in 2022.

The Company regularly assesses the realizability of its deferred tax assets and the related need for, and amount of, a valuation allowance. Management bases this assessment primarily on the future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. Upon completion of this assessment in 2003, the Company reduced its valuation allowance against the net operating loss carryforwards by $500,000. This reduction was based on a recent taxable income history that is projected to continue into the foreseeable future. The Company continues to maintain a valuation allowance due to the uncertainty of the level of future taxable income related to the development of future O'Charley's restaurants (see Note N). In 2002 and 2001 the Company maintained a valuation allowance against the entire balance of net deferred tax assets.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE F - INCOME TAXES (CONTINUED)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows for the years ended November 30, 2003, December 1, 2002, and December 2, 2001:

                                           2003              2002             2001
                                           ----              ----             ----
Tax expense at statutory rates
    applied to income before
    federal income tax                 $     82,000      $  235,000     $    186,000
Permanent differences                             -               -            3,000
Other, net                                  (82,000)        146,000          (56,000)
Changes in valuation allowance             (500,000)       (398,000)        (118,000)
                                       ------------      ----------     ------------
Income tax (benefit) expense           $   (500,000)     $  (17,000)    $     15,000
                                       ============      ==========     ============

NOTE G - LEASE COMMITMENTS

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms including renewal options ranging from five to twenty-seven years.

Total lease expense (including taxes, insurance and maintenance when included in rent) related to all operating leases and all percentage rentals were as follows for the years ended November 30, 2003, December 1, 2002, and December 2, 2001:

                           2003          2002          2001
                           ----          ----          ----
Minimum rentals        $   688,644    $  713,863   $     758,307
Percentage rentals         173,911       279,211         335,470
                       -----------    ----------   -------------
                       $   862,555    $  993,074   $   1,093,777
                       ===========    ==========   =============

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE G - LEASE COMMITMENTS (CONTINUED)

Leases for seven restaurant buildings (excluding land which is accounted for as an operating lease) have been capitalized. Minimum future obligations under capital leases and noncancellable operating leases in effect are as follows:

                                                            CAPITAL          OPERATING
            YEARS ENDING                                    LEASES             LEASES
            ------------                                --------------      ------------
                2004                                    $       54,685      $    893,380
                2005                                                 -           895,244
                2006                                                 -           797,251
                2007                                                 -           777,652
                2008                                                 -           735,652
             Thereafter                                              -         4,384,781
                                                        --------------      ------------
Total minimum lease obligations                                 54,685      $  8,483,960
                                                                            ============
Less  amount  representing  interest  imputed  at
    approximately 11%                                              748
                                                        --------------
Present value of minimum lease obligations              $       53,937
                                                        ==============

In addition to minimum future obligations, percentage rentals may be paid under all restaurant leases on the basis of percentage of sales in excess of minimum prescribed amounts.

NOTE H - UNEARNED VENDOR ALLOWANCES

The Company has entered into long-term agreements with its beverage suppliers. The agreements require the Company to purchase 1,948,000 gallons of fountain beverage syrup from the suppliers over the terms of the agreements. In exchange, the Company received $4,948,000 in marketing and conversion funds that, in accordance with the provisions of EITF 02-16 (see Recently Issued Accounting Standards included in Note A), will be recognized as a reduction to cost of food and beverages as the gallons of fountain beverage syrup are purchased. At November 30, 2003 and December 1, 2002, 1,100,000 and 1,264,000 gallons, respectively, remained to be purchased under the agreements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE I - SERIES A CONVERTIBLE CUMULATIVE PREFERRED STOCK

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

NOTE J - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all of its employees. Contributions to the plan may be made by plan participants through elective salary deductions and by the Company (which are at the Company's discretion). Contributions to the plan and plan expenses paid by the Company totaled $5,830, $5,484 and $28,445 for the years ended November 30, 2003, December 1, 2002, and December 2, 2001, respectively.

NOTE K - RELATED PARTY

An officer of the Company has provided personal guarantees to Wendy's International to facilitate the granting of Wendy's franchise agreements.

NOTE L - STOCK OPTION PLANS

The 1996 Management Equity Incentive Plan, as amended, authorized 725,000 shares of common stock to be granted for options that may be issued under the plan. In May 2002 shareholders approved the 2002 Management Equity Incentive Plan authorizing 750,000 shares of common stock to be granted for options that may be issued under this plan. The Compensation Committee of the Board of Directors has the discretion to designate an option to be an incentive share option or a non-qualified share option. The Plans provide that the option price is not less than the fair market value of the common stock at the date of grant. Options granted under the Plans become exercisable pursuant to a vesting schedule adopted by the Compensation Committee which administers the Plan. Vesting schedules for options outstanding range from immediate to five years. Options granted under the Plans may have a term from one to ten years. For options outstanding at November 30, 2003, the range of exercise prices was $1.50 per share to $5.16 per share; the weighted average exercise price was $3.26 per share; and the weighted average remaining option term was approximately 7.4 years.

The 1996 Directors' Share Option Plan (the "1996 Plan") and the 2001 Directors' Share Option Plan (the "2001 Plan") provide for the non-discretionary grant of options to non-employee directors of the Company. The 1996 Plan terminated pursuant to its terms in 2001. However options granted under the 1996 Plan remain valid for the period of the respective option grants. The 2001 Plan, which became effective in May 2001, allows for the grant of additional options for a maximum of 120,000 shares. The 2001 Plan provides that the option price is the last closing sales price of the common stock on the date of grant. The 2001 Plan provides that each non-employee director, on the date such person becomes a non-employee director, will be granted options to purchase 5,000 shares of common stock. Provided that

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE L - STOCK OPTION PLANS (CONTINUED)

such person is still serving as a non-employee director, they will automatically be granted options to purchase 1,000 additional shares each year thereafter on the date of the Annual Shareholders' Meeting and may, from time to time, be granted additional options on such terms and conditions as adopted by the Compensation Committee that administers the Plan. Options granted under the 2001 Plan have a term of ten years and vest immediately. For options outstanding under both plans at November 30, 2003, the range of exercise prices was $1.38 per share to $7.00 per share; the weighted average exercise price was $5.02 per share; and the weighted average remaining option term was approximately 4.5 years.

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                               1996 AND 2002 MANAGEMENT          1996 AND 2001 DIRECTORS'
                                EQUITY INCENTIVE PLAN              SHARE OPTION PLANS
                            ------------------------------     ----------------------------
                                            AVERAGE OPTION                     AVERAGE OPTION
                            SHARES UNDER        PRICE          SHARES UNDER        PRICE
                               OPTION         PER SHARE           OPTION         PER SHARE
                            ------------    --------------     ------------    --------------
Outstanding at
     December 1, 2000         436,739         $     4.10            79,000       $     5.51
Granted                       430,000         $     2.18             5,000       $     2.17
Exercised                      (8,471)        $     1.69                 -                -
Forfeited                    (269,293)        $     5.70           (10,000)      $     6.63
                            ---------                          -----------
Outstanding at
     December 2, 2001         588,975         $     2.30            74,000       $     4.76
Granted                       256,280         $     4.63             5,000       $     5.16
Exercised                      (7,500)        $     3.03            (9,000)      $     2.15
Forfeited                     (22,500)        $     3.03                 -                -
                            ---------                          -----------
Outstanding at
     December 1, 2002         815,255         $     3.01            70,000       $     5.12
Granted                       115,000         $     4.95             9,000       $     4.23
Exercised                     (11,250)        $     2.05                 -                -
                            ---------                          -----------
Outstanding at
     November 30, 2003        919,005         $     3.26            79,000       $     5.02
                            =========                          ===========
Exercisable at:
     December 2, 2001         235,339         $     2.41            74,000       $     4.76
                            =========                          ===========
     December 1, 2002         428,215         $     2.82            70,000       $     5.12
                            =========                          ===========
     November 30, 2003        621,064         $     3.02            79,000       $     5.02
                            =========                          ===========
Available for grant at:
     December 2, 2001         127,554                              115,000
                            =========                          ===========
     December 1, 2002         643,774                              110,000
                            =========                          ===========
     November 30, 2003        528,774                              101,000
                            =========                          ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE M - GUARANTEES, COMMITMENTS AND CONTINGENCIES

The Company is a 19% owner of a real estate investment company that is the landlord of one of the Company's restaurants. As a 19% owner, the Company guaranteed 19% of the total loan balance of approximately $2.8 million. This mortgage loan was used to finance the acquisition and development of the real estate and matures in July 2008. In the event of a default under the terms of the mortgage, the Company would have to perform its obligations under the guaranty. As of November 30, 2003 the Company does not foresee a default under the mortgage loan and therefore, no liability has been recorded.

In February 2002, the Company guaranteed the indebtedness of its CEO to a bank in the amount of $538,900 in connection with the CEO's purchase of 250,000 shares of the Company's common stock. The 250,000 shares of stock secure the bank loan. Under the terms of an indemnification agreement between the Company and the CEO, in the event that the Company becomes liable for this indebtedness, the Company would be subrogated to the bank's rights and remedies. The indemnification agreement also provides that, if at any time during the term of the agreement the Company's stock price closes below $3.00 per share for two consecutive trading days, the Company may order the CEO to repay the outstanding balance on the CEO's bank loan. If the CEO fails to pay off the bank loan, the Company has the right to pay off the CEO's bank loan and take possession of the 250,000 shares securing the bank debt. In such event, the CEO agrees to pay any costs incurred by the Company in acquiring free and clear possession of the stock.

As of November 30, 2003, the Company has forward commitments totaling approximately $4,800,000 to finance the land and building for four additional Wendy's restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at variable interest rates equal to 2.55% over the 30-day LIBOR, or fixed interest rates equal to 2.61% over the then current 10- year U.S. Dollar Interest Rate Swaps.

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

The Company is involved in certain routine legal proceedings which are incidental to its business. All of these proceedings arose in the ordinary course of the Company's business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company's consolidated financial statements. The Company maintains various types of insurance standard to the industry which would cover most actions brought against the Company.

As of November 30, 2003, the Company has capital expenditure commitments outstanding related to a new restaurant totaling approximately $1,250,000.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

      YEARS ENDED NOVEMBER 30, 2003, DECEMBER 1, 2002, AND DECEMBER 2, 2001

NOTE N - SUBSEQUENT EVENT

In December 2003, the Company completed a $7,500,000 private equity offering, primarily to be used for the development of O'Charley's restaurants in accordance with the terms of a franchise development agreement. The offering included the issuance of 416,666 Units for $2,500,000. Each unit consisted of
(i) one share of the Company's Common Stock, (ii) 0.5 Class A Warrant to purchase one Common Share at a price of $6.00 per share expiring six years from the date of issuance, and (iii) 0.5 Class B Warrant to purchase one Common Share at a price of $9.00 per share expiring nine years from the date of issuance. The offering also included the issuance of 500,000 shares of the Company's Series B Preferred Stock for $5,000,000. The preferred shares have an annual dividend rate of $0.80 per share and the payment of the dividends is cumulative. One year from the issuance date the preferred shares become convertible into common shares at the conversion price of $5.57 per share based on a liquidation value of $10.00 per share. After two years from the issuance date the Company may (but is not required to) redeem the preferred shares at a price of $11.00 per share and at any time after three years from the issuance date the preferred shares may be redeemed at a price of $10.00 per share. Under an agreement dated December 19, 2003, $2,450,980 of the proceeds raised will be used by the Company to purchase 500,200 common shares from a retiring executive of the Company by January 9, 2004. After the purchase of these shares and the payment of costs associated with the private equity offering, stockholders' equity will increase by approximately $4,800,000.

NOTE O - QUARTERLY FINANCIAL DATA (UNAUDITED)

  Year ended November 30, 2003    First Quarter    Second Quarter      Third Quarter   Fourth Quarter
  ----------------------------    -------------    --------------      -------------   --------------
Food and beverage revenue         $  10,611,962    $   11,859,991      $  13,168,844   $   12,872,659
Cost of food and beverages            2,543,408         2,935,173          3,354,705        3,438,764
Operating expenses                    6,746,724         7,044,553          7,505,410        7,310,055
Net earnings (loss)                    (502,967)          549,361            268,665          425,399
Basic earnings (loss)
   per common share                       (0.10)             0.10               0.05             0.08
Diluted earnings (loss)
   per common share                       (0.10)             0.10               0.05             0.08

  Year ended December 1, 2002     First Quarter    Second Quarter      Third Quarter   Fourth Quarter
  ---------------------------     -------------    --------------      -------------   --------------
Food and beverage revenue         $  10,437,712    $   11,694,052      $  12,427,270   $   11,393,956
Cost of food and beverages            2,596,091         2,856,715          3,013,978        2,716,788
Operating expenses                    6,238,786         6,686,715          7,128,753        6,806,206
Net earnings (loss)                    (137,939)          251,340            442,897          153,009
Basic earnings (loss)
   per common share                       (0.03)             0.05               0.08             0.03
Diluted earnings (loss)
   per common share                       (0.03)             0.04               0.08             0.03