Form 10-Q
period 2004-02-29
MERITAGE HOSPITALITY GROUP INC
filed 2004-03-31
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2004.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of March 31, 2004 there were 5,270,273 outstanding Common Shares, $.01 par value.

SAFE HARBOR STATEMENT

        Certain statements contained in this report that are not historical facts constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbors created by that Act. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “believes,” “should,” and similar expressions, and by the context in which they are used. Such statements are based only upon current expectations of the Company. Any forward-looking statement speaks only as of the date made. Reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to differ materially from those expressed or implied. Meritage undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which they are made.

        Statements concerning expected financial performance, business strategies and action which Meritage intends to pursue to achieve its strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from the forward-looking statements. These include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and eating habits; concerns about the nutritional quality of our restaurant menu items; concerns about consumption of beef or other menu items due to diseases including E. coli, hepatitis, and mad cow; promotions and price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor and energy; the availability and cost of suitable restaurant sites; the ability to finance expansion; interest rates; insurance costs; the availability of adequate managers and hourly-paid employees; directives issued by the franchisor regarding operations and menu pricing; the general reputation of Meritage’s and its franchisors’ restaurants; legal claims; and the recurring need for renovation and capital improvements. In addition, Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s will subject Meritage to additional risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O’Charley’s restaurant brand, the ability of our management and infrastructure to successfully implement the O’Charley’s development plan in Michigan, and our limited experience in the casual dining segment. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, public health, sanitation, alcoholic beverage control, environment, food preparation, minimum and overtime wages and tips, employment of minors, citizenship requirements, working conditions, and the operation of its restaurants. Because Meritage’s operations are concentrated in certain areas of Michigan, a marked decline in Michigan’s economy, or in the local economies where our restaurants are located, could adversely affect our operations.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The results of operations for the first quarter ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
February 29, 2004 and November 30, 2003

ASSETS

	February 29, 2004 (Unaudited)	November 30, 2003
Current Assets
Cash and cash equivalents	$4,458,321	$769,072
Receivables	62,762	76,214
Inventories	213,473	262,058
Prepaid expenses and other current assets	198,813	144,001

Total current assets	4,933,369	1,251,345

Property, Plant and Equipment, net	41,405,348	41,287,877

Deferred Income Taxes	694,000	694,000

Other Assets
Note receivable	--	323,568
Non-operating property	593,517	269,949
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $174,232 and
$164,311, respectively	1,213,268	1,010,689
Financing costs, net of amortization of $162,979 and
$148,466, respectively	616,944	606,976
Deposits and other assets	41,668	156,210

Total other assets	6,895,246	6,797,241

Total assets	$53,927,963	$50,030,463

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
February 29, 2004 and November 30, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 29, 2004 (Unaudited)	November 30, 2003
Current Liabilities
Current portion of long-term obligations	$1,436,989	$1,419,028
Current portion of obligations under capital lease	--	53,937
Trade accounts payable	1,156,334	1,057,370
Accrued liabilities	1,943,758	1,966,280

Total current liabilities	4,537,081	4,496,615

Unearned Vendor Allowances	2,956,452	3,073,429

Long-Term Obligations	33,907,232	34,086,701

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	--
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,268,200
and 5,360,203, respectively	52,683	53,603
Additional paid in capital	18,377,399	13,635,104
Accumulated deficit	(5,908,179)	(5,315,284)

Total stockholders' equity	12,527,198	8,373,718

Total liabilities and stockholders' equity	$53,927,963	$50,030,463

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended February 29, 2004 and March 2, 2003
(Unaudited)

	2004	2003
Food and beverage revenue	$12,059,124	$10,611,962

Costs and expenses
Cost of food and beverages	3,281,462	2,543,408
Operating expenses	7,276,724	6,746,724
General and administrative expenses	818,583	694,846
Depreciation and amortization	701,441	664,030

Total costs and expenses	12,078,210	10,649,008

Loss from operations	(19,086)	(37,046)

Other income (expense)
Interest expense	(603,189)	(594,130)
Interest income	1,464	1,790
Other income, net	4,400	4,000
Gain on sale of non-operating property	136,800	122,419

Total other expense	(460,525)	(465,921)

Loss before income taxes	(479,611)	(502,967)

Income taxes	--	--

Net loss	(479,611)	(502,967)

Preferred stock dividends declared	113,284	6,642

Net loss on common shares	$(592,895)	$(509,609)

Net loss per common share - basic and diluted	$(0.11)	$(0.10)

Weighted average shares outstanding - basic and diluted	5,343,286	5,342,627

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended November 30, 2003
and the Three months Ended February 29, 2004 (Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 1, 2002	$295	$--	$53,428	$13,584,800	$(6,029,174)	$7,609,349

Issuance of 18,203 shares of
common stock	--	--	183	54,380	--	54,563

Purchase of 800 shares of
common stock	--	--	(8)	(4,076)	--	(4,084)

Preferred stock dividends declared	--	--	--	--	(26,568)	(26,568)

Net earnings	--	--	--	--	740,458	740,458

Balance at November 30, 2003	295	--	53,603	13,635,104	(5,315,284)	8,373,718

Issuance of 419,097 shares of
common stock and related
warrants, net of offering costs	--	--	4,191	2,421,263	--	2,425,454

Issuance of 500,000 shares of
Series B convertible preferred
Stock, net of offering costs	--	5,000	--	4,823,885	--	4,828,885

Purchase of 511,100 shares of
common stock	--	--	(5,111)	(2,502,853)	--	(2,507,964)

Preferred stock dividends declared	--	--	--	--	(113,284)	(113,284)

Net loss	--	--	--	--	(479,611)	(479,611)

Balance at February 29, 2004	$295	$5,000	$52,683	$18,377,399	$(5,908,179)	$12,527,198

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended February 29, 2004 and March 2, 2003
(Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net loss	$(479,611)	$(502,967)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	701,441	664,030
Amortization of financing costs	14,513	13,629
Compensation paid by issuance of common stock	11,012	500
Gain on sale of non-operating property	(136,800)	(122,419)
Decrease in unearned vendor allowances	(116,977)	(91,165)
Decrease in current assets	7,225	137,058
Increase in current liabilities	(30,200)	(347,694)

Net cash used in operating activities	(29,397)	(249,028)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(808,991)	(912,871)
Payment for franchise agreements	(212,500)	(25,000)
Proceeds from sale of operating assets	--	8,500
Proceeds from sale of non-operating assets	190,000	198,287
Decrease (increase) in deposits and other assets	61,342	(9,873)

Net cash used in investing activities	(770,149)	(740,957)

Cash Flows from Financing Activities
Proceeds from borrowings on line of credit	--	329,688
Principal payments on line of credit	(362,135)	(2,161,681)
Proceeds from long-term obligations	523,599	2,869,858
Principal payments on long-term obligations	(322,972)	(248,055)
Payments on obligations under capital lease	(53,937)	(81,995)
Payment of financing costs	(24,481)	(17,911)
Proceeds from sale of common stock and warrants	2,500,000	--
Proceeds from sale of preferred stock	5,000,000	--
Private placement offering costs	(256,673)	--
Purchase of common stock	(2,507,964)	(4,084)
Preferred stock dividends paid	(6,642)	(6,642)

Net cash provided by financing activities	4,488,795	679,178

Net increase (decrease) in cash	3,689,249	(310,807)

Cash and Cash Equivalents - Beginning of Period	769,072	901,113

Cash and Cash Equivalents - End of Period	$4,458,321	$590,306

Supplemental Cash Flow Information
Cash paid for interest	$581,138	$584,233

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 29, 2004 and March 2, 2003

Note A – Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (FIN 46(R)). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The Company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. The provisions of FIN 46(R) currently are required to be applied as of the end of the first reporting period that ends after March 15, 2004 for the variable interest entities in which the company holds a variable interest that it acquired on or before January 31, 2003. The Company does not expect that the implementation of Interpretation 46(R) will have a material effect on its consolidated financial statements.

Note B — Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three months ended February 29, 2004 and March 2, 2003, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of converting preferred stock and exercising stock options would be antidilutive due to the net loss reported.

Note C – Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation, and requires disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees, and does not currently intend to adopt a fair value method of accounting for stock based employee compensation. As a result, no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share for the three months ended February 29, 2004, and March 2, 2003, would have been as follows:

	2004	2003
Net loss as reported	$(479,611)	$(502,967)
Less: Total stock based employee compensation
expense determined under fair value based
method, net of tax	380,115	135,521

Pro forma net loss	$(859,726)	$(638,488)

Net loss per share - basic and diluted
As reported	$(0.11)	$(0.10)
Pro forma	$(0.18)	$(0.12)

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 29, 2004 and March 2, 2003

Note D – Common Stock, Warrants and Series B Convertible Cumulative Preferred Stock

In December 2003, the Company completed a $7,500,000 private equity offering, primarily to be used for the development of O’Charley’s restaurants in accordance with the terms of a franchise development agreement. The offering included the issuance of 416,666 Units for $2,500,000. Each unit consisted of (i) one share of the Company’s Common Stock, (ii) 0.5 Class A Warrant to purchase one Common Share at a price of $6.00 per share after one year from the date of issuance and expiring six years from the date of issuance, and (iii) 0.5 Class B Warrant to purchase one Common Share at a price of $9.00 per share after one year from the date of issuance expiring nine years from the date of issuance. The offering also included the issuance of 500,000 shares of the Company’s Series B Preferred Stock for $5,000,000. The preferred shares have an annual dividend rate of $0.80 per share and the payment of the dividends is cumulative. One year from the issuance date the preferred shares become convertible into common shares at the conversion price of $5.57 per share based on a liquidation value of $10.00 per share. After two years from the issuance date the Company may (but is not required to) redeem the preferred shares at a price of $11.00 per share plus accrued but unpaid dividends; and at any time after three years from the issuance date the Company may (but is not required to) redeem the preferred shares at a price of $10.00 per share plus accrued but unpaid dividends. Under an agreement dated December 19, 2003, $2,450,980 of the proceeds raised were used by the Company to purchase 500,200 common shares from a retiring executive of the Company.

Note E — Note Receivable

Note receivable at November 30, 2003 consisted of a land contract receivable, collateralized by land and building, requiring monthly payments of $2,678 including interest at 8.0% from March 2002 through February 2004, when the remaining balance was due. As of November 30, 2003 the debtor was in default under the terms of the land contract, including non-payment of required monthly installments. In October 2003, the Company filed a Complaint for Possession after Land Contract Forfeiture. A judgment of possession was entered on October 30, 2003. In January 2004 the Company took possession of the property and the asset is now classified as non-operating property. Management believes the property has a market value in excess of the book value of $323,568 at February 29, 2004.

Note F – Related Party Transaction

At November 30, 2003 the Company was a 19% owner of a real estate investment company that was the landlord of one of the Company’s restaurants. As a 19% owner, the Company guaranteed 19% of a $2.8 million mortgage used to finance the acquisition and development of the real estate. In January 2004, the Company sold its 19% interest in this entity to its CEO for $190,000 in a cash transaction that resulted in a gain on the sale of non-operating property of $136,800. At the same time the Company’s obligations under the guaranty were terminated. Prior to the completion of this sale, a special committee of disinterested independent directors obtained a fairness opinion that concluded the terms of the transaction were fair from the standpoint of applicable state law.

Note G – Guarantees, Commitments and Contingencies

In February 2002, the Company guaranteed the indebtedness of its CEO to a bank in the amount of $538,900 in connection with the CEO’s purchase of 250,000 shares of the Company’s common stock. The 250,000 shares of common stock secure the bank loan. Under the terms of an indemnification agreement between the Company and the CEO, in the event that the Company becomes liable for this indebtedness, the Company would be subrogated to the bank’s rights and remedies.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 29, 2004 and March 2, 2003

Note G – Guarantees, Commitments and Contingencies (continued)

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

As of February 29, 2004, the Company has forward commitments totaling approximately $4,800,000 that it may, but is not required to, utilize to finance the land and building for four additional Wendy’s restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at variable interest rates equal to 2.55% over the 30-day LIBOR, or fixed interest rates equal to 2.61% over the then current 10-year U.S. Dollar Interest Rate Swaps.

In addition to the guarantees described above, the Company is party to several agreements executed in the ordinary course of business that provide for indemnification of third parties under specified circumstances. Generally, these agreements obligate the Company to indemnify the third parties only if certain events occur or claims are made, as these contingent events or claims are defined in each of these agreements. The Company is not currently aware of circumstances that would require it to perform its indemnification obligations under any of these agreements and, therefore, has not recorded a liability.

The Company is involved in certain routine legal proceedings which are incidental to its business. All of these proceedings arose in the ordinary course of the Company’s business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company’s consolidated financial statements. The Company maintains various types of insurance standard to the industry which would cover most actions brought against the Company.

As of February 29, 2004, the Company has capital expenditure commitments outstanding related to a new restaurant totaling approximately $535,000.

Note H – Financial Statement Presentation

Certain amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation used in 2004.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company currently operates 47 Wendy’s restaurants in Western and Southern Michigan. During the first fiscal quarter of 2004, the Company executed a development agreement with O’Charley’s Inc. to develop a minimum of 15 O’Charley’s restaurants in the State of Michigan over the next seven years. Because no O’Charley’s restaurants were opened as of February 29, 2004, the following discussion relates to the Company’s Wendy’s operations unless otherwise noted.

Results of Operations

        Results of operations for the first quarters ended February 29, 2004 and March 2, 2003 are summarized in the following table:

	Statement of Operations
	First quarter ended
	$ (000's)		% of Revenue
	February 29, 2004	March 2, 2003	February 29, 2004	March 2, 2003
Food and beverage revenue	$12,059	$10,612	100.0%	100.0%
Costs and expenses
Cost of food and beverages	3,281	2,543	27.2	24.0
Operating expenses	7,277	6,747	60.4	63.5
General and administrative
Restaurant operations	355	344	2.9	3.2
Corporate level expenses	349	298	2.9	2.8
O'Charley's start-up costs	55	--	0.5	--
Michigan single business tax	60	53	0.5	0.5
Depreciation and amortization	701	664	5.8	6.3

Total costs and expenses	12,078	10,649	100.2	100.3

Loss from operations	(19)	(37)	(0.2)	(0.3)

Other income (expense)
Interest expense	(603)	(594)	(5.0)	(5.6)
Interest income	1	2	0.0	0.0
Other income	5	4	0.1	0.0
Gain on sale of non-operating property	137	122	1.1	1.2

Total other expense	(460)	(466)	(3.8)	(4.4)

Net loss	$(479)	$(503)	(4.0%)	(4.7%)

Revenue

        Food and beverage revenue increased 13.6% for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The increase was primarily the result of increased customer traffic at our restaurants. Also contributing to the sales increase was $605,000 of sales from new stores not in operation a year ago. New store sales were partially offset by a sales loss totaling $253,000 from the permanent closing of one restaurant at the end of its lease term on December 31, 2003, and the temporary closing of another restaurant in the first quarter while it is being rebuilt. Average food and beverage revenue for stores in full operation during the entire first quarter of 2004 and 2003 (“same store sales”) is set forth in the following table:

Average Sales per Store	2004	2003	Increase	% Increase
First Quarter	$259,321	$233,846	$25,475	10.9%

        The increase in same store sales was attributable to an increase in customer traffic over the first quarter of last year. The increase in customer traffic was attributable to (i) improved store operations including improved customer service times, (ii) successful new menu items including Homestyle Chicken Strips, a new salad, and new chicken sandwiches, and (iii) softer than normal sales in the same period last year. A trend of increased customer traffic began in the third quarter of fiscal 2003 and has continued each quarter since. Average customer count was up approximately 1% in the third quarter of 2003, approximately 6% in the fourth quarter of 2003, and approximately 12% in the first quarter of 2004. Our average customer ticket decreased slightly, from $5.37 for the first quarter of fiscal 2003 to $5.35 for the first quarter of fiscal 2004. Management is encouraged by the improved sales trend but sales continue to be impacted by deep price discounting by our competitors and a sluggish economic climate in West Michigan which has resulted in higher unemployment in our market compared to the national average.

Cost of Food and Beverages

        The 13.3% increase in cost of food and beverages, from 24.0% of revenue to 27.2% of revenue, was primarily due to a significant increase in beef costs. Beef prices were approximately 31% higher in the first quarter of 2004 compared to the same period last year. Beef purchases in the first quarter of 2004 represented approximately 22% of all food purchases. Slight increase in bread costs, beverage syrup and chicken also contributed to the increase in the cost of food and beverage percentage. Meritage purchases its beef and other food items pursuant to agreements negotiated by Wendy’s International. Our food and beverage costs were in line with guidelines established by Wendy’s International.

Operating Expenses

        Operating expenses for the first quarter of 2004, as a percentage of revenue, were 4.9% lower than the first quarter of 2003 (60.4% in fiscal 2004 compared to 63.5% in fiscal 2003). The following table presents the expense categories that comprise operating expenses:

	2004	2003	Increase (Decrease)
As a percentage of revenue:
Labor and related expenses	34.6	37.0	(2.4)
Occupancy expenses	10.0	10.2	(0.2)
Advertising	4.0	4.0	0.0
Franchise fees	4.0	4.0	0.0
Paper costs	3.1	3.1	0.0
Other operating expenses	4.7	5.2	(0.3)

Total operating expenses	60.4	63.5	(3.1)

        The decrease in labor and related expenses was primarily due to a decrease in hourly wages of 0.5 percentage points and a decrease in store management salaries of 1.4 percentage points. This improvement is partially attributable to cost containment measures implemented by management during fiscal 2003 which have been successful in controlling labor costs. Our average hourly labor rate increased just 0.3% in the first quarter of 2004 compared to the first quarter of 2003. Also contributing to the improvement in store management salaries was the increase in same store sales as store management salaries are largely a fixed cost. The reduction in labor and related expenses was also due to slight reductions in training costs and workers compensation expense (the Company converted to a self-insured workers compensation plan beginning December 1, 2003).

        As a percentage of revenue, the slight improvement in occupancy expenses was due to reductions in property taxes and utility costs which were attributable to the increase in same store sales as these costs are largely fixed. On a per restaurant basis, operating expenses increased approximately 7% which compares favorably with the 11% increase in same store sales.

        The reduction in other operating expense was due to slight reductions in equipment repairs, smallwares expense and office supplies. These reductions were slightly offset by an increase in credit card fees (the Company began accepting credit cards on December 1, 2003).

General and Administrative

        Restaurant level general and administrative expense remained steady in the first quarter of 2004 compared to the first quarter of 2003. The decrease as a percentage of revenue was due to the increase in sales. The increase in corporate level expenses was primarily due to the payment of executive bonuses which was related to the successful completion of the $7,500,000 private equity offering in the first quarter of 2004. The O’Charley’s start-up costs are primarily payroll and payroll related expenses along with professional fees incurred to assist with the structuring of the O’Charley’s subsidiary.

Depreciation and Amortization

        The increase in depreciation and amortization expense, from $664,000 for the first quarter of 2003 to $701,000 for the first quarter of 2004, was due to depreciation associated with (i) new restaurants opened since the beginning of fiscal 2003, (ii) significant store remodels that were completed throughout fiscal 2003, and (iii) the shorting of estimated useful lives of assets located at two previously leased restaurants (one restaurant’s lease was not renewed after December 31, 2003, and one restaurant was purchased, demolished and rebuilt in the first quarter of 2004). The decrease in depreciation and amortization as a percentage of revenue was due to the 11% increase in same store sales (fixed cost).

Interest Expense

        Interest expense increased slightly, from $594,000 for the first quarter of 2003 to $603,000 for the first quarter of 2004 due to additional long-term borrowings associated with new store development. The decrease in interest expense as a percentage of revenue was due to the 11% increase in same store sales (fixed cost).

Gain on Sale of Assets Held for Sale

        The gain on sale of non-operating property in the first quarter of 2004 resulted from the sale of the Company’s 19% ownership in a real estate entity (see Note E of the financial statements). The gain on sale of non-operating property in the first quarter of 2003 resulted from the sale of surplus real estate located adjacent to a new restaurant that opened in fiscal 2002.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $3,689,000, to $4,458,000 as of February 29, 2004, as set forth below:

Net cash used in operating activities	$(29,000)
Net cash used in investing activities	(770,000)
Net cash provided by financing activities	4,488,000

Net increase in cash	$3,689,000

        Net cash provided by operating activities increased $220,000 from last year due primarily to a $188,000 decrease in the net change in current assets and liabilities. The year-over-year increase in current liabilities declined $318,000 as the Company’s new store growth slowed over the past year.

        Net cash used in investing activities increased $29,000 as a $188,000 increase in payments for franchise agreements was largely offset by a $104,000 decrease in purchases of property plant and equipment and a $71,000 decrease in the net change in deposits and other assets.

        Net cash provided by financing activities increased $3,810,000. This increase was primarily due to (i) net proceeds from the private equity offering totaling $7,243,000, and (ii) a decrease in principal payments on the Company’s line of credit of $1,800,000. The private placement proceeds were used by the Company to repurchase $2,508,000 worth of its common shares, including $2,451,000 from a retiring executive and $57,000 in open market purchases. Also offsetting the $7,253,000 in equity proceeds was a reduction in long-term borrowings of $2,346,000, as the Company slows its Wendy’s restaurant development.

Financial Condition

        The Company’s operations are currently in the quick service restaurant industry. As such, the Company’s working capital is typically negative. Due to the nature of our business and industry, we have no significant trade receivables (no credit sales), and inventories are not significant due to the perishable nature of our products (primarily food items). Our current liabilities also include the current portion of long-term debt, which is a significant component of our current liabilities. We do not expect the nature of our working capital to change significantly when the Company begins operations of its O’Charley’s business segment.

        As of February 29, 2004, current assets exceeded current liabilities by $396,000 compared to November 30, 2003, when current liabilities exceeded current assets by $3,245,000. At these dates, the ratios of current assets to current liabilities were 1.09:1 and 0.28:1, respectively. The primary reason for the increases in cash and working capital was the cash generated from the private equity offering more fully described in Part II, Item 2 below. The cash flows discussion provides details of the increase in cash and the most significant reasons for the increase in working capital.

        In fiscal 2003, cash flow provided by operations was approximately $500,000 less than cash required for payment of obligations from existing operations including debt service and capital improvements (including major restaurant remodels performed in fiscal 2003). This deficiency was primarily due to a decrease in year-over-year customer traffic in the first half of fiscal 2003. This trend reversed in the third quarter of fiscal 2003, and the improving trend has continued through the first quarter of 2004. Management anticipates that this positive sales trend will continue for the remainder of fiscal 2004. Meritage expects that cash on hand and cash generated from operations in fiscal 2004 will be sufficient to meet obligations resulting from its existing operations including debt service and capital

improvements.     During fiscal 2003, the Company completed a major store remodeling program so that at the end of the first quarter of 2004, all but two of the Company’s restaurants are either less than five years old or recently remodeled. As a result, capital expenditures for existing restaurants in fiscal 2004 are expected to be significantly less than in recent years.

        In addition to cash flow generated from operations, the Company owns non-operating surplus property that, if sold, would provide additional cash in fiscal 2004. Surplus land (with no underlying debt) could provide an estimated $600,000 to $700,000 of cash in fiscal 2004. The Company also owns the land and building (with no underlying debt) of a former restaurant site that is now for sale. The Company is marketing the property and management believes this property has a fair value of $350,000 to $400,000. Proceeds from a sale of this property in fiscal 2004 would provide additional cash.

        The Company slowed its Wendy’s new store development in fiscal 2003 compared to prior years. The Company opened three new restaurants in fiscal 2003 and expects to open one or two additional Wendy’s restaurants in fiscal 2004. New store development for 2004 will depend primarily on the adequacy of new store sites. New Wendy’s restaurants require an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant. Any remaining investment is typically funded through long-term financing. Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation (approximately $4.8 million) to build four new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule that permits Meritage to select either a fixed or variable interest rate. The variable interest rate under these loans is equal to 2.55% plus the one-month LIBOR rate (3.6% as of March 26, 2004, adjusted monthly), and the fixed rate is equal to 2.61% plus the then 10-year U.S. Dollar Interest Rate Swaps (7.1% as of March 26, 2004). This commitment does not contractually obligate the Company to borrow any or all of this loan commitment amount as such loans are made on a restaurant-by-restaurant basis.

        The Company’s $3.5 million line of credit with Fleet Business Credit, LLC was scheduled to mature on December 31, 2003. The existing balance on this line of credit of approximately $362,000 was refinanced with Standard Federal Bank on December 18, 2003. The new credit facility is comprised of two lines of credit, one for general working capital purposes in the amount of $600,000 and one for restaurant development purposes in the amount of $2,000,000. The combined lines of credit require monthly payments of interest only at a variable interest rate equal to the prime rate plus 0.25% (4.25% at February 29, 2004). The $362,000 balance was refinanced under the $600,000 line of credit. This balance was paid off in January 2003. Any future borrowings under the $600,000 line of credit will be due December 31, 2004 and any borrowings under the $2,000,000 line of credit will be due December 31, 2005.

        Meritage’s various loan and franchise agreements contain covenants requiring the maintenance of certain financial ratios including:

•	Fixed Charge Coverage Ratio (“FCCR”) of not less than 1.2:1 for the Wendy’s operations; FCCR is defined as the ratio of Operating Cash Flow (the sum of earnings before interest, taxes, depreciation and amortization, operating lease expense, and non-recurring items) to Fixed Charges (the sum of debt service including principal and interest payments plus operating lease expense).

•	FCCR of not less than 1.2:1 for certain Wendy’s restaurant loans subject to a real estate mortgage;

•	FCCR of not less than 1.4:1 for certain Wendy’s restaurant loans subject to a business value loan;

•	Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 5.5:1;

•	Debt Service Coverage Ratio (“DSCR”) of not less than 1.2:1; DSCR is defined as the ratio of Adjusted EBITDA (the sum of earnings before interest, taxes, depreciation and amortization, non-cash losses, less distributions and non-cash gains, plus or minus non-recurring items) to Debt Service (the sum of principal and interest payments); and

•	restrictions against using operating cash flow from the Wendy’s business for other means if such use would cause the FCCR to be less than 1.2:1.

At February 29, 2004, Meritage was in compliance with these covenants. We do not expect financing related to our O’Charley’s development (described below) to affect these covenants because the existing covenants are tied to our Wendy’s operations. Pursuant to its current financing proposal, O’Charley’s of Michigan (a separate subsidiary) will be the borrower under the O’Charley’s development and, as such, will be subject to separate (though similar) debt covenants.

        In December 2003, the Company completed a $7,500,000 private equity offering, primarily to be used for the development of O’Charley’s restaurants. The offering included the issuance of 416,666 Units for $2,500,000, and 500,000 Series B Convertible Preferred Stock shares for $5,000,000. The terms of the private equity offering are described in more detail in Part II, Item 2 below. The Company used $2,451,000 of the proceeds to purchase 500,200 common shares from a retiring executive of the Company. After the purchase of these shares and the payment of costs associated with the private equity offering, stockholders’ equity increased by approximately $4,750,000. Out of the $4,750,000 in net proceeds, the Company (i) paid $212,500 in franchise development fees to O’Charley’s upon execution of a development agreement, (ii) paid off the balance on its line of credit of approximately $362,000, and (iii) used approximately $57,000 to buy back 10,900 shares of its own common stock in open market transactions. The Board of Directors previously approved the purchases of common stock. In March 2004, the Company used $469,000 of the equity proceeds to pay off four Wendy’s restaurant equipment loans prior to their maturity. In addition, until the O’Charley’s business segment generates positive cash flow, offering proceeds will be used to make the $100,000 quarterly dividend payment on the Company’s Series B Convertible Preferred Stock.

        Meritage’s development agreement with O’Charley’s requires the Company to open a minimum of fifteen restaurants in the next seven years, one in fiscal 2004, two each in fiscal years 2005 through 2007, three each in fiscal years 2008 and 2009, and two in fiscal 2010. We estimate that the total cost to open all 15 O’Charley’s restaurants will be approximately $39 to $48 million, or approximately $2.6 to $3.2 million per restaurant, with land and site development being the significant variables. New restaurants owned by Meritage require an investment in real estate and equipment. The Company holds a $6,300,000 financing proposal from GE Capital to provide financing for the real estate, construction and equipment associated with the development of three O’Charley’s restaurants. In addition, the Company intends to use some of the net proceeds raised in a private equity offering to finance start-up/pre-opening costs and equity contributions for the initial O’Charley’s restaurant development. O’Charley’s restaurants opened after the first three will likely be financed under similar financing arrangements with GE Capital or other lenders. After opening three or four new stores, cash generated from the O’Charley’s restaurants is expected to cover the equity contribution for the development of new O’Charley’s restaurants (e.g., 20% of the total costs under the GE Capital financing proposal). In addition to owning, the Company will also lease some of its O’Charley’s restaurants. For leased sites, the Company plans to own its equipment. Equipment financing (lease or debt) would be available from GE Capital or other lenders. Although only required to open one O’Charley’s restaurant in fiscal 2004, Meritage plans to open two or three O’Charley’s restaurants during the fiscal year.

        Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s Inc. will subject Meritage to business and financial risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O’Charley’s restaurant brand, the ability of our management and infrastructure to successfully implement the O’Charley’s development plan in Michigan, and our limited experience in the casual dining segment. Failure or delay in completing the 15 store restaurant development agreement could have an adverse affect on the Company’s financial condition.

        Because the Company has slowed its Wendy’s new store growth and its remodeling program is substantially complete, Meritage believes that with continued improvement in its year-over-year same store sales and continued emphasis on controlling costs, it will be able to meet the current obligations over the next twelve months with cash on hand and cash generated from operations. In addition, Meritage could use the following other sources to meet its current obligations over the next twelve months:

•	borrowing on its $2.6 million line of credit;
•	financing or deferring Wendy's capital expenditures and store remodels;
•	deferring Wendy's new store openings;
•	financing or leasing Wendy's and O'Charley's equipment packages at new restaurants; and
•	selling surplus real estate.

        There can be no assurances, however, that Meritage will be able to complete the above activities or that completion would yield the results expected.

Critical Accounting Policies

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company’s consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003. Certain of these accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company evaluates its estimates on an on-going basis. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 75% of its debt is at fixed interest rates which limits financial instrument risk. The Company’s mortgage loans that have variable interest rates contain provisions to convert to a fixed interest rate between the seventh and twenty-fourth month after the loan closing date. This would allow the Company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s International utilizes various purchasing and pricing techniques in an effort to minimize volatility. As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices, such as the cost of beef may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company’s ability to offset higher beef costs through menu price increases.

Item 4.    Controls and Procedures.

        As of February 29, 2004, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, General Counsel, and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of February 29, 2004. There have been no changes to the Company’s internal controls over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        In December 2003, the Company completed a private equity offering of Units and Series B Convertible Preferred Shares (the “Preferred Shares”). Each Unit was priced at $6.00 and consists of one common share and warrants to purchase one common share. The warrants are divided into one-half each of a Class A Warrant to purchase one common share at a price of $6.00 per share expiring six years from the date of issuance, and a Class B Warrant to purchase one common share at a price of $9.00 per share expiring nine years from the date of issuance. The warrants are not exercisable until after one year from the date of issuance. The Preferred Shares were priced at $10.00 each, and are convertible into common shares at any time beginning on the first anniversary of the date of issuance at a conversion price of $5.57 per common share, taking each Preferred Share at its liquidation value of $10.00 per Preferred Share. The Preferred Shares have an annual dividend rate of $.80 per share. The right to payment of dividends is cumulative. The dividend is payable in equal quarterly installments on the first day of each January, April, July and October to holders of record as of the 15th day of the preceding month, commencing January 1, 2004. At any time after two years from issuance, the Company may, upon 15 days written notice, redeem all or part of the Preferred Shares at a redemption price of $11.00 per Preferred Share plus accrued but unpaid dividends. After the third anniversary of the date of issuance, the redemption price shall be $10.00 per Preferred Share plus accrued but unpaid dividends. No voting rights are provided except as required by law and with the exception that, if at any time the Company fails to make six quarterly dividend payments, the number of directors constituting the Board of Directors will be increased by two and the Preferred Shareholders, voting as a class with each Preferred Share having one vote, will be entitled to elect two directors to the Board, who will remain on the Board as long as any arrearages in dividend payments remain outstanding.

        A total of $7.5 million was raised from 35 purchasers in the private equity offering. Two purchasers acquired a total of $2.5 million in Units (416,666 common shares, 208,333 Class A Warrants and 208,333 Class B Warrants). 33 purchasers acquired $5.0 million in Preferred Shares (500,000 Preferred Shares). Four of the purchasers were directors, executive officers or affiliates, and the remaining 31 purchasers were non-affiliated, non-employee purchasers, all of whom were accredited investors as defined by SEC Regulation D. A commission of 4% was paid on the sale of 300,000 Preferred Shares. The common shares, Warrants and Preferred Shares issued were not registered under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 and Section 506 of Regulation D.

Item 6.    Exhibits and Reports on Form 8-K.

    (a)        Exhibit List.

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibits filed herewith.

    (b)        Reports on Form 8-K.

                           None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2004	MERITAGE HOSPITALITY GROUP INC.> BY: /s/Robert E. Schermer, Jr. —————————————— Robert E. Schermer, Jr. Chief Executive Officer

By: /s/William D. Badgerow —————————————— William D. Badgerow, Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibits filed herewith.