Form 10-Q
period 2004-05-30
MERITAGE HOSPITALITY GROUP INC
filed 2004-06-29
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 30, 2004.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of June 28, 2004 there were 5,260,273 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The results of operations for the three and six month periods ended May 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
May 30, 2004 and November 30, 2003

ASSETS

	May 30, 2004 (Unaudited)	November 30, 2003
Current Assets
Cash and cash equivalents	$ 4,238,744	$ 769,072
Receivables	103,186	76,214
Inventories	234,163	262,058
Prepaid expenses and other current assets	142,940	144,001

Total current assets	4,719,033	1,251,345

Property, Plant and Equipment, net	41,360,052	41,287,877

Deferred Income Taxes	694,000	694,000

Other Assets
Note receivable	--	323,568
Non-operating property	601,650	269,949
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization
of $184,150 and
$164,311, respectively	1,203,350	1,010,689
Financing costs, net of amortization
of $177,376 and
$148,466, respectively	602,897	606,976
Deposits and other assets	91,723	156,210

Total other assets	6,929,469	6,797,241

Total assets	$53,702,554	$50,030,463

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets - continued
May 30, 2004 and November 30, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 30, 2004 (Unaudited)	November 30, 2003
Current Liabilities
Current portion of long-term obligations	$1,303,405	$1,419,028
Current portion of obligations under capital lease	--	53,937
Trade accounts payable	1,255,904	1,057,370
Accrued liabilities	2,147,068	1,966,280

Total current liabilities	4,706,377	4,496,615

Unearned Vendor Allowances	2,817,214	3,073,429

Long-Term Obligations	33,761,674	34,086,701

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	--
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,260,273
and 5,360,203, respectively	52,604	53,603
Additional paid in capital	18,299,545	13,635,104
Accumulated deficit	(5,940,155)	(5,315,284)

Total stockholders' equity	12,417,289	8,373,718

Total liabilities and stockholders' equity	$53,702,554	$50,030,463

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended May 30, 2004 and June 1, 2003
(Unaudited)

	May 30, 2004	June 1, 2003
Food and beverage revenue	$25,527,386	$22,471,953

Costs and expenses
Cost of food and beverages	6,955,487	5,478,581
Operating expenses	14,909,918	13,791,277
General and administrative expenses	1,634,850	1,389,734
Depreciation and amortization	1,370,707	1,356,088

Total costs and expenses	24,870,962	22,015,680

Income from operations	656,424	456,273

Other income (expense)
Interest expense	(1,213,043)	(1,189,363)
Interest income	10,474	20,101
Other income, net	4,400	8,667
Gain on sale of non-operating property	136,800	750,716

Total other expense	(1,061,369)	(409,879)

(Loss) earnings before income taxes	(404,945)	46,394

Income taxes	--	--

Net (loss) earnings	(404,945)	46,394

Preferred stock dividends declared	219,926	13,284

Net (loss) earnings on common shares	$(624,871)	$33,110

Net (loss) earnings per common share -
basic and diluted	$(0.12)	$0.01

Weighted average shares outstanding - basic	5,305,076	5,344,247

Weighted average shares outstanding - diluted	5,305,076	5,660,075

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended May 30, 2004 and June 1, 2003
(Unaudited)

	May 30, 2004	June 1, 2003
Food and beverage revenue	$13,468,262	$11,859,991

Costs and expenses
Cost of food and beverages	3,674,025	2,935,173
Operating expenses	7,633,194	7,044,553
General and administrative expenses	816,267	694,888
Depreciation and amortization	669,266	692,058

Total costs and expenses	12,792,752	11,366,672

Earnings from operations	675,510	493,319

Other income (expense)
Interest expense	(609,854)	(595,233)
Interest income	9,005	18,311
Other income, net	--	4,667
Gain on sale of non-operating property	--	628,297

Total other (expense) income	(600,849)	56,042

Earnings before income taxes	74,661	549,361

Income taxes	--	--

Net earnings	74,661	549,361

Dividends on preferred stock	106,642	6,642

Net (loss) earnings on common shares	$(31,981)	$542,719

Net (loss) earnings per common share -
basic and diluted	$(0.01)	$0.10

Weighted average shares outstanding - basic	5,266,866	5,345,866

Weighted average shares outstanding - diluted	5,266,866	5,635,285

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Year Ended November 30, 2003 and the
Six months Ended May 30, 2004 (Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 1, 2002	$295	$--	$53,428	$13,584,800	$(6,029,174)	$7,609,349

Issuance of 18,203 shares of
common stock	--	--	183	54,380	--	54,563

Purchase of 800 shares of
common stock	--	--	(8)	(4,076)	--	(4,084)

Preferred stock dividends declared	--	--	--	--	(26,568)	(26,568)

Net earnings	--	--	--	--	740,458	740,458

Balance at November 30, 2003	295	--	53,603	13,635,104	(5,315,284)	8,373,718

Issuance of 421,170 shares of
common stock and related
warrants, net of offering costs	--	--	4,212	2,418,833	--	2,423,045

Issuance of 500,000 shares of
Series B convertible preferred
stock, net of offering costs	--	5,000	--	4,799,067	--	4,804,067

Purchase of 521,100 shares of
common stock	--	--	(5,211)	(2,553,459)	--	(2,558,670)

Preferred stock dividends declared	--	--	--	--	(219,926)	(219,926)

Net loss	--	--	--	--	(404,945)	(404,945)

Balance at May 30, 2004	$295	$5,000	$52,604	$18,299,545	$(5,940,155)	$12,417,289

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended May 30, 2004 and June 1, 2003
(Unaudited)

	May 30, 2004	June 1, 2003
Cash Flows from Operating Activities
Net (loss) earnings	$(404,945)	$46,394
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	1,370,707	1,356,088
Amortization of financing costs	28,910	28,690
Compensation paid by issuance of common stock	21,012	18,500
Gain on sale of non-operating property	(136,800)	(750,716)
Decrease in unearned vendor allowances	(256,215)	(242,915)
Decrease in current assets	1,984	162,612
Increase (decrease) in current liabilities	166,038	(366,602)

Net cash provided by operating activities	790,691	252,051

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(1,423,043)	(1,855,455)
Purchase of non-operating property	(8,133)	(116,425)
Payment for franchise agreements	(212,500)	(25,000)
Proceeds from sale of operating assets	--	8,500
Proceeds from sale of non-operating assets	190,000	1,070,462
Decrease (increase) in deposits and other assets	11,287	(4,550)

Net cash used in investing activities	(1,442,389)	(922,468)

Cash Flows from Financing Activities
Proceeds from borrowings on line of credit	--	629,688
Principal payments on line of credit	(362,135)	(2,289,719)
Proceeds from long-term obligations	1,028,266	3,414,664
Principal payments on long-term obligations	(1,106,781)	(540,940)
Payments on obligations under capital lease	(53,937)	(166,281)
Payment of financing costs	(24,831)	(31,305)
Proceeds from sale of common stock and warrants	2,500,000	--
Proceeds from sale of preferred stock	5,000,000	--
Private placement offering costs	(293,900)	--
Purchase of common stock	(2,558,670)	(4,084)
Increase in preferred stock dividends payable	106,642	--
Preferred stock dividends paid	(113,284)	(13,284)

Net cash provided by financing activities	4,121,370	998,739

Net increase in cash	3,469,672	328,322

Cash and Cash Equivalents - Beginning of Period	769,072	901,113

Cash and Cash Equivalents - End of Period	$4,238,744	$1,229,435

Supplemental Cash Flow Information – See Note A

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 30, 2004 and June 1, 2003

Note A — Supplemental Cash Flow Information

	2004	2003
Cash paid for interest, net of capitalized interest	$1,179,743	$1,163,774

Note B – Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (FIN 46(R)). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The Company has no special purpose entities, as defined, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. The adoption of Interpretation 46(R) had no effect on the Company’s consolidated financial statements.

Note C — Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and six months ended May 30, 2004 and June 1, 2003:

	Three months ended		Six months ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003
Numerators
Net earnings (loss) from operations	$74,661	$549,361	$(404,945)	$46,394
Less preferred stock dividends	106,642	6,642	219,926	13,284

Net earnings (loss) on common shares -
basic and diluted	$(31,981)	$542,719	$(624,871)	$33,110

Denominators
Weighted average common shares
outstanding - basic	5,266,866	5,345,866	5,305,076	5,344,247

Effect of dilutive securities
Stock options	--	289,419	--	315,828

Weighted average common shares
outstanding - diluted	5,266,866	5,635,285	5,305,076	5,660,075

For the three and six months ended May 30, 2004 and June 1, 2003, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of converting preferred stock would be antidilutive. For the three and six months ended May 30, 2004, exercisable stock options were not included in the computation of diluted earnings per share because the effect of exercising stock options would be antidilutive due to the net loss on common shares.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 30, 2004 and June 1, 2003

Note D – Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation, and requires disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees, and does not currently intend to adopt a fair value method of accounting for stock based employee compensation. As a result, no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per common share for the three and six months ended May 30, 2004, and June 1, 2003, would have been as follows:

	Three months ended		Six months ended
	May 30, 2004	June 1, 2003	May 30, 2004	June 1, 2003
Net earnings (loss) as reported	$74,661	$549,361	$(404,945)	$46,394
Less: Total stock-based employee
compensation expense determined
under fair value based method, net
of tax	313,287	123,692	445,802	341,762

Pro forma net earnings (loss)	$(238,626)	$425,669	$(850,747)	$(295,368)

Net earnings (loss) per share - basic
As reported	$(0.01)	$0.10	$(0.12)	$0.01
Pro forma	$(0.05)	$0.08	$(0.16)	$(0.06)

Net earnings (loss) per share - diluted
As reported	$(0.01)	$0.10	$(0.12)	$0.01
Pro forma	$(0.05)	$0.07	$(0.16)	$(0.06)

Note E – Common Stock, Warrants and Series B Convertible Cumulative Preferred Stock

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 30, 2004 and June 1, 2003

Note E - Common Stock, Warrants and Series B Convertible Cumulative Preferred Stock (continued)

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

Note F — Note Receivable

Note receivable at November 30, 2003 consisted of a land contract receivable, collateralized by land and building, requiring monthly payments of $2,678 including interest at 8.0% from March 2002 through February 2004, when the remaining balance was due. As of November 30, 2003 the debtor was in default under the terms of the land contract, including non-payment of required monthly installments. In October 2003, the Company filed a Complaint for Possession after Land Contract Forfeiture. A judgment of possession was entered on October 30, 2003. In January 2004 the Company took possession of the property and the asset is now classified as non-operating property. Management believes the property has a market value in excess of the book value of $323,568 at May 30, 2004.

Note G – Guarantees, Commitments and Contingencies

In February 2002, the Company guaranteed the indebtedness of its CEO to a bank in the amount of $538,900 in connection with the CEO’s purchase of 250,000 shares of the Company’s common stock. In May 2004, the CEO refinanced this indebtedness and at the same time the Company’s guarantee was permanently discharged.

As of May 30, 2004, the Company has forward commitments totaling approximately $3,600,000 that it may, but is not required to, utilize to finance the land and building for three additional Wendy’s restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at variable interest rates equal to 2.55% over the 30-day LIBOR, or fixed interest rates equal to 2.61% over the then current 10-year U.S. Dollar Interest Rate Swaps.

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

As of May 30, 2004, the Company has capital expenditure commitments outstanding related to a new O’Charley’s restaurant totaling approximately $1,700,000.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 30, 2004 and June 1, 2003

Note H – Financial Statement Presentation

Certain amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation used in 2004.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The Company currently operates 47 Wendy’s restaurants in Western and Southern Michigan. During the first fiscal quarter of 2004, the Company executed a development agreement with O’Charley’s Inc. to develop a minimum of 15 O’Charley’s restaurants in the State of Michigan over the next seven years. Because no O’Charley’s restaurants were opened as of May 30, 2004, the following discussion relates to the Company’s Wendy’s operations unless otherwise noted.

Results of Operations

        Results of operations for the three and six months ended May 30, 2004 and June 1, 2003 are summarized in the following tables:

	Statements of Operations
	2nd quarter ended				Year-to-date ended
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	5/30/04	6/01/03	5/30/04	6/01/03	5/30/04	6/01/03	5/30/04	6/01/03
Food and beverage revenue	$13,468	$11,860	100.0%	100.0%	$25,527	$22,472	100.0%	100.0%

Costs and expenses
Cost of food and beverages	3,674	2,935	27.3	24.7	6,955	5,479	27.2	24.4
Operating expenses	7,633	7,045	56.7	59.4	14,910	13,791	58.4	61.4
General and administrative
Restaurant operations	358	325	2.6	2.8	713	669	2.8	3.0
Corporate level expenses	269	298	2.0	2.5	618	596	2.4	2.7
O'Charley's pre-opening costs	104	--	0.8	--	159	--	0.6	--
Michigan single business tax	85	72	0.6	0.6	145	125	0.6	0.5
Depreciation and amortization	669	692	5.0	5.8	1,371	1,356	5.4	6.0

Total costs and expenses	12,792	11,367	95.0	95.8	24,871	22,016	97.4	98.0

Earnings from operations	676	493	5.0	4.2	656	456	2.6	2.0

Other income (expense)
Interest expense	(610)	(595)	(4.5)	(5.0)	(1,213)	(1,189)	(4.7)	(5.2)
Interest income	9	18	0.1	0.1	11	20	0.0	0.1
Other income	--	5	0.0	0.0	4	8	0.0	0.0
Sale of non-operating property	--	628	--	5.3	137	751	0.5	3.3

Total other (expense) income	(601)	56	4.4	0.4	(1,061)	(410)	(4.2)	(1.8)

Net earnings (loss)	$75	$549	0.6%	4.6%	$(405)	$46	(1.6%)	0.2%

Revenue

        Food and beverage revenue increased 13.6% for both the three and six months ended May 30, 2004, compared to the same periods last year. These increases were primarily the result of increased traffic at our restaurants and sales from new stores not in operation a year ago ($585,000 and $1,190,000 for the respective periods). New store sales were partially offset by a sales loss of $236,000 and $489,000 for the three and six months ended May 30, 2004, respectively, due to the permanent closing of one restaurant at the end of its lease term on December 31, 2003, and the temporary closing of another restaurant from December 30, 2003 through March 14, 2004 while it was being rebuilt. Average food and beverage revenue increased for stores in full operation during the first two quarters of 2003 and 2004 (“same store sales”) as set forth in the following table:

	2004	2003	Increase	% Increase
Average Sales per Store
Second Quarter	$293,265	$263,719	$29,546	11.2%
First Quarter	259,321	233,846	25,475	10.9%

Year-To-Date	$552,586	$497,565	$55,021	11.1%

        These increases were primarily attributable to an increase in customer traffic compared to the same periods last year. The increase in customer traffic was attributable to (i) improved store operations including improved customer service times, (ii) successful new menu items including Homestyle Chicken Strips, a new salad, and new chicken sandwiches (“Chicken Temptations”), and (iii) softer than normal sales in the same periods last year. A trend of improved customer traffic began in the third quarter of fiscal 2003 and has continued into the first two quarters of 2004. Average customer count was up approximately 1% in the third quarter of 2003, 6% in the fourth quarter of 2003, 12% in the first quarter of 2004, and 9% in the second quarter of 2004. Our average customer ticket price also increased 2.5% in the second quarter of fiscal 2004, and 2.1% for the six months ended May 30, 2004. Management is encouraged by the improved sales trend but realizes sales continue to be impacted by deep price discounting by our competitors and a slower economic recovery in West Michigan has resulted in higher unemployment in our market.

Cost of Food and Beverages

        Cost of food and beverages, compared to the same periods last year, increased 10.5% in the second quarter of 2004, and 11.5% for the six months ended May 30, 2004. These increases were primarily due to a significant increase in beef costs, which were approximately 18% and 25% higher for the three and six months ended May 30, 2004, respectively, compared to the same periods of 2003. Beef purchases represented approximately 20% and 22% of all food purchases during these respective periods. Slight increases in other raw food costs including bread, beverage syrup, chicken and dairy products also contributed to the increase. Meritage has little control over its food costs as it purchases its beef and other food items pursuant to agreements negotiated by Wendy’s International. Our food and beverage costs were in line with guidelines established by Wendy’s International.

Operating Expenses

        As a percentage of revenue, operating expenses for the second quarter of 2004 were 4.5% lower than the second quarter of 2003. For the six months ended May 30, 2004, operating expenses were 4.9% lower than the six months ended June 1, 2003. The following table presents the expense categories that comprise operating expenses:

	Second quarter ended:			Six months ended:
	5/30/04	6/01/03	Decrease	5/30/04	6/01/03	Decrease
As a percentage of revenue:
Labor and related costs	32.2	34.2	(2.0)	33.3	35.5	(2.2)
Occupancy expenses	8.5	8.9	(0.4)	9.2	9.5	(0.3)
Advertising	4.0	4.0	0.0	4.0	4.0	0.0
Franchise fees	4.0	4.0	0.0	4.0	4.0	0.0
Paper costs	3.2	3.3	(0.1)	3.2	3.2	0.0
Other operating expenses	4.8	5.0	(0.2)	4.7	5.2	(0.5)

Total operating expenses	56.7	59.4	(2.7)	58.4	61.4	(3.0)

        The decrease in labor and related expenses was primarily due to a decrease in hourly labor costs of 0.3 and 0.4 percentage points, respectively, and a decrease in store management salaries of 1.5 and 1.4 percentage points, respectively. This improvement is partially attributable to efforts by management to control labor costs. Emphasis on controlling labor hours, combined with only minor increases in average hourly labor rates, produced the reduction in hourly wages. Our average hourly rate has increased just $0.01 per hour for both the three and six months ended May 30, 2004, compared to the same periods of 2003. Contributing to the improvement in store management salaries was a reduction in the number of assistant managers at certain restaurants, and the increase in same store sales as store management salaries are largely a fixed cost. The reduction in assistant managers has been accomplished without affecting operations or customer service.

        As a percentage of revenue, the slight improvement in occupancy expenses for the three and six months ended May 30, 2004, was primarily due to reductions in property taxes and property insurance which, in turn, were attributable to the increase in same store sales as these costs are largely fixed. On a per restaurant basis, operating expenses increased approximately 7% and 6% for the respective periods, which compares favorably with the 13.6% increase in same store sales for the same periods.

        The reduction in other operating expenses for the three and six months ended May 30, 2004, was primarily due to reductions in smallwares expense and in monthly fees charged each restaurant for its food cost/restaurant management software program. These reductions were slightly offset by an increase in credit card fees (the Company began accepting credit cards on December 1, 2003).

General and Administrative

        For the three and six months ended May 30, 2004, the increase in restaurant level general and administrative expenses was primarily due to increases in administrative payroll and related costs. The decrease in corporate level expenses was primarily due to the elimination of an executive level position at the Meritage corporate level that was replaced by a similar position at the O’Charley’s divisional level. The increase in corporate level expenses for the six months ended May 30, 2004, was primarily due to the payment of executive bonuses in the first quarter related to the successful completion of the $7,500,000 private equity offering. As a percentage of revenue, restaurant and corporate level general and administrative expenses decreased due to the increased revenues as these expenses have become largely fixed costs as the Wendy’s new store development has slowed as our market area becomes more fully developed. The O’Charley’s start-up costs are primarily payroll and payroll related expenses, recruiting costs, and professional fees incurred to assist with the structuring of the O’Charley’s division.

Depreciation and Amortization

        For the three months ended May 30, 2004, depreciation and amortization expense decreased $23,000 because of accelerated depreciation occurring last year due to the shortening of the estimated useful lives of assets disposed of in connection with several store remodels. The increase in depreciation and amortization expense for the six months ended May 30, 2004, was due to depreciation associated with (i) new restaurants opened since the beginning of fiscal 2003, (ii) significant store remodels that were completed throughout fiscal 2003, and (iii) the shorting of estimated useful lives of assets located at two previously leased restaurants (one restaurant’s lease was not renewed after it expired on December 31, 2003, and one restaurant was purchased, demolished and rebuilt in the first quarter of fiscal 2004). For the three and six months ended May 30, 2004, the decrease in depreciation and amortization, as a percentage of revenue, was due to the increase in same store sales (fixed cost).

Interest Expense

        Interest expense increased slightly due to additional long-term borrowings associated with new store development. The decrease in interest expense as a percentage of revenue was due to the increase in same store sales (fixed cost).

Gain on Sale of Non-operating Assets

        The gain on sale of non-operating property in fiscal 2004 resulted from the sale of the Company’s 19% ownership interest in a landlord of a Wendy’s restaurant in the first quarter. The gain on sale of non-operating property in fiscal 2003 resulted from the sale of surplus real estate located adjacent to three Wendy’s restaurants that opened in fiscal 2002.

Income Taxes

        The Company generated earnings before income taxes of $75,000 for the three months ended May 30, 2004. However, because of (i) the loss before income taxes of $405,000 reported for the six months ended May 30, 2004, (ii) the difficulty in projecting operating results for the remainder of fiscal 2004 for the O’Charley’s operations due to the significant start-up and pre-opening costs, and uncertainties as to the timing of O’Charley’s new store openings, and (iii) the difficulty in predicting the timing and certainty of the projected gains from the sale of non-operating property discussed in the liquidity and capital resources section below, pre-tax earnings for fiscal 2004 are not assured. As a result, no provision (benefit) for income taxes was recorded for the three and six months ended May 30, 2004. The Company will review and update its income tax provision as facts and circumstances change.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $3,470,000, to $4,239,000 as of May 30, 2004 as set forth below:

Net cash provided by operating activities	$791,000
Net cash used in investing activities	(1,442,000)
Net cash provided by financing activities	4,121,000

Net increase in cash	$3,470,000

        Net cash provided by operating activities increased $539,000 from last year due primarily to a $372,000 net change in current assets and liabilities. The increase in current liabilities was due to an increase in accounts payable related to O’Charley’s restaurant construction and an overall increase in volume-based current liabilities as a result of the 13.6% increase in revenue. The remaining increase was primarily due to a $163,000 increase in earnings, excluding the non-cash gains on the sale of non-operating property.

        Net cash used in investing activities increased $520,000 due to (i) a decrease in proceeds from the sale of non-operating property of $880,000, (proceeds from the sale of non-operating property were significant in the six months ended June 1, 2003 when the Company sold four parcels of surplus real estate located adjacent to three Wendy’s restaurants), and (ii) an increase in payments for franchise agreements of $188,000 resulting from the initial payment to O’Charley’s, Inc. of $212,500 for the exclusive right to develop 15 restaurants in Michigan. Partially offsetting these increases was a decrease in the purchase of property, plant and equipment, and a decrease in the purchase of non-operating property, together representing a $541,000 decrease.

        Net cash provided by financing activities increased $3,123,000. This increase was primarily due to (i) net proceeds from the private equity offering totaling $7,206,000, (ii) a decrease in principal payments on the Company’s line of credit of $1,928,000, and (iii) a $106,000 increase in preferred stock dividends payable. A portion of the private placement proceeds were used by the Company to repurchase $2,559,000 worth of its common shares. Also offsetting the $7,206,000 in equity proceeds was (i) a reduction in long-term borrowings of $2,386,000, as the Company slowed its Wendy’s restaurant development, (ii) an increase in payments on long-term obligations including capital leases of $453,000, (iii) a decrease in borrowings on the Company’s line of credit of $629,000, and (iv) an increase in dividends of $100,000 paid to the holders of the Series B Convertible Preferred Shares sold in the private placement mentioned above.

Financial Condition

        The Company’s operations are currently in the quick service restaurant industry. As such, the Company’s working capital is typically negative. Due to the nature of our business and industry we have no significant trade receivables and inventories are not significant due to the perishable nature of our products (primarily food items). Our current liabilities also include the current portion of long-term debt, which is a significant component of our current liabilities. We do not expect the nature of our working capital to change significantly when the Company begins operations of its O’Charley’s business segment.

        As of May 30, 2004, current assets exceeded current liabilities by $13,000 compared to November 30, 2003, when current liabilities exceeded current assets by $3,245,000. At these dates, the ratios of current assets to current liabilities were 1.00:1 and 0.28:1, respectively. The primary reason for the increases in cash and working capital was the cash generated from the private equity offering described more fully below. The cash flows discussion provides details of the increase in cash and the most significant reasons for the increase in working capital.

        In fiscal 2003, cash flow provided by operations was approximately $500,000 less than cash required for payment of obligations from existing operations including debt service and capital improvements (including major restaurant remodels performed in fiscal 2003). This deficiency was primarily due to a decrease in year-over-year customer traffic in the first half of fiscal 2003. This negative trend reversed in the third quarter of fiscal 2003, and the improving trend has continued through the second quarter of 2004. Management anticipates that this positive sales trend will continue for the remainder of fiscal 2004. Meritage expects that cash on hand and cash generated from operations will be sufficient to meet obligations resulting from its existing operations including debt service and capital improvements over the next twelve months. During fiscal 2003, the Company completed a major store remodeling program so that presently all but two of the Company’s restaurants are no more than five years old or recently remodeled. As a result, capital expenditures for existing restaurants over the next twelve months are expected to be less than in recent years.

        In addition to cash flow generated from operations, the Company owns non-operating surplus property that, if sold, would provide additional cash in fiscal 2004. Vacant surplus land (with no underlying debt) could provide an estimated $600,000 to $800,000 in the second half of fiscal 2004. In addition, the Company owns the land and building (with no underlying debt) of a former restaurant site that is now for sale. The Company is marketing the property and management believes this property has a fair value of $350,000 to $400,000. Proceeds from a sale of this property in fiscal 2004 would provide additional cash.

        The Company slowed its Wendy’s new store development in fiscal 2003 compared to prior years. The Company opened three new restaurants in fiscal 2003 and expects to open up to three additional Wendy’s restaurants over the next twelve months. Future new store development will depend primarily on the adequacy of new store sites. New Wendy’s restaurants require an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant. Any remaining investment is typically funded through long-term financing. Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation (approximately $3.6 million) to build three new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule that permits Meritage to select either a fixed or variable interest rate. The variable interest rate under these loans is equal to 2.55% plus the one-month LIBOR rate (3.8% as of June 17, 2004, adjusted monthly), and the fixed rate is equal to 2.61% plus the then 10-year U.S. Dollar Interest Rate Swaps (7.8% as of June 17, 2004). This commitment does not contractually obligate the Company to borrow any or all of this loan commitment amount as such loans are made on a restaurant-by-restaurant basis.

        In December 2003 the Company obtained a line of credit from Standard Federal Bank. This credit facility is comprised of two lines of credit, one for general working capital purposes in the amount of $600,000 and one for restaurant development purposes in the amount of $2,000,000. The combined lines of credit require monthly payments of interest only at a variable interest rate equal to the prime rate plus 0.25% (4.25% at May 30, 2004). As of May 30, 2004, there were no borrowings under either line of credit.

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

At May 30, 2004, Meritage was in compliance with these covenants. We do not expect financing related to our O’Charley’s development (described below) to affect these covenants because the existing covenants are tied to our Wendy’s operations. Pursuant to its current financing proposal, O’Charley’s of Michigan (a separate subsidiary) will be the borrower under the O’Charley’s development and, as such, will be subject to separate (though similar) debt covenants.

        In December 2003, the Company completed a $7,500,000 private equity offering, the proceeds of which are primarily used for the development of O’Charley’s restaurants. The offering included the issuance of 416,666 Units for $2,500,000, and 500,000 Series B Convertible Preferred Shares for $5,000,000. The terms of the private equity offering are described in more detail in Note D of the consolidated financial statements included in this report. The Company used $2,451,000 of the proceeds to purchase 500,200 common shares from a retiring executive of the Company. After the purchase of these shares and the payment of costs associated with the private equity offering, stockholders’ equity increased approximately $4,750,000. Out of the $4,750,000 in net proceeds, the Company (i) paid $212,500 in franchise development fees to O’Charley’s upon execution of a development agreement, (ii) paid off the balance on its line of credit of approximately $362,000, and (iii) used approximately $108,000 to buy back 20,900 shares of its own common stock in open market transactions. The Board of Directors previously approved the purchases of common stock. In March 2004, the Company used $469,000 of the equity proceeds to pay off four Wendy’s restaurant equipment loans prior to their maturity. In addition, until the O’Charley’s business segment generates positive cash flow, offering proceeds will be used to make the $100,000 quarterly dividend payment on the Company’s Series B Convertible Preferred Stock, including the first dividend payment made April 1, 2004, and the dividend payment due July 1, 2004.

        Meritage’s development agreement with O’Charley’s requires the Company to open a minimum of fifteen restaurants in the next seven years, one in fiscal 2004, two each in fiscal years 2005 through 2007, three each in fiscal years 2008 and 2009, and two in fiscal 2010. We estimate that the total cost to open all 15 O’Charley’s restaurants will be approximately $39 to $48 million, or approximately $2.6 to $3.2 million per restaurant, with land and site development being the significant variables. New O’Charley’s restaurants owned by Meritage require an investment in real estate and equipment. The Company holds a financing proposal from GE Capital to finance the development of three O’Charley’s restaurants. The GE Capital proposal allows borrowing of up to $2,100,000 for an O’Charley’s restaurant where the land, building and equipment are owned by the Company, and up to $1,550,000 for building construction and equipment where the Company operates pursuant to a ground lease. The proposal requires a minimum 20% equity investment by Meritage of the total project costs. The Company intends to use some of the net proceeds raised in the private equity offering to finance start-up/pre-opening costs and equity contributions for the initial O’Charley’s restaurant development. O’Charley’s restaurants opened after the first three will likely be financed under similar financing arrangements with GE Capital or other lenders. After opening three or four new stores, cash generated from the O’Charley’s restaurants is expected to cover the equity contribution for the development of new O’Charley’s restaurants (e.g., 20% of the total costs under the GE Capital financing proposal). In addition to owning, the Company will also lease some of its O’Charley’s restaurants. For leased sites, the Company plans to own its equipment. Equipment financing (lease or debt) would be available from GE Capital or other lenders. Although only required to open one O’Charley’s restaurant in fiscal 2004, Meritage plans to open two O’Charley’s restaurants during this fiscal year.

        Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s Inc. will subject Meritage to business and financial risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O’Charley’s restaurant brand, the ability of our management and infrastructure to successfully implement the O’Charley’s development plan in Michigan, and our limited experience in the casual dining segment. Failure or delay in completing the 15-store restaurant development agreement could have an adverse affect on the Company’s financial condition.

        Because the Company has slowed its Wendy’s new store growth and its remodeling program is substantially complete, Meritage believes that with continued improvement in its year-over-year same store sales and continued emphasis on controlling costs, it will be able to meet the current obligations over the next twelve months with cash on hand and cash generated from operations. In addition, Meritage could use the following other sources to meet its current obligations over the next twelve months:

•	borrowing on its $2.6 million line of credit;

•	financing or deferring Wendy's capital expenditures;

•	deferring Wendy's new store openings;

•	financing or leasing Wendy's and O'Charley's equipment packages at new restaurants; and

•	selling non-operating surplus real estate.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 81% of its debt is at fixed interest rates which limits financial instrument risk. Most of the Company’s mortgage loans that have variable interest rates contain provisions to convert to a fixed interest rate between the seventh and twenty-fourth month after the loan closing date. During the second quarter of fiscal 2004, two of these loans were converted to fixed rate loans. This provision allows the Company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s International utilizes various purchasing and pricing techniques in an effort to minimize volatility.

As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices, such as the cost of beef may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company’s ability to offset higher beef and other raw food costs through menu price increases.

Item 4.    Controls and Procedures.

        As of May 30, 2004, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, General Counsel, and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of May 30, 2004. There have been no changes to the Company’s internal controls over financial reporting identified in connection with the evaluation required by Regulation 13a-15 that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending May 30, 2004:

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
3/01/04 - 3/28/04	0	$0.00	0	263,604
3/29/04 - 4/25/04	0	0.00	0	263,604
4/26/04 - 5/30/04	10,000	5.00	10,000	253,604

Total	10,000	$5.00	10,000

(1)	In August 1999, the Board of Directors authorized the Company to repurchase from time to time, subject to capital availability, up to 200,000 shares of Meritage’s common stock through open market transactions or otherwise. This program was announced in November 1999. In February 2002, the Board authorized the repurchase of up to an additional 200,000 common shares under this program. The additional authorization of share purchases was announced in February 2002. There is no expiration date relating to this program, but the Board is permitted to rescind the program at any time.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The 2004 Annual Meeting of Shareholders was held at Meritage’s offices in Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 18, 2004. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 7, 2004. 4,837,631 common shares were present in person or by proxy at the meeting, representing 91.8% of the total shares outstanding.

        The shareholders elected the following five members to the Company’s Board of Directors to serve until the 2005 Annual Meeting: James P. Bishop (4,816,836 shares in favor), Joseph L. Maggini (4,816,836 shares in favor), Brian N. McMahon (4,816,836 shares in favor), Robert E. Schermer, Sr. (4,813,659 shares in favor) and Robert E. Schermer, Jr. (4,813,659 shares in favor). Each director received no less than 98.4% of the total shares voted.

        The shareholders also adopted the 2004 Directors’ Share Equity Plan. The following are the results of the shares that voted: In Favor: 3,590,639 (74.2%); Opposed: 259,002; Abstentions: 34,562; Broker Non-Votes: 953,428.

        The shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending November 28, 2004. The following are the results of the vote: In Favor: 4,826,077; Opposed: 110; Abstentions: 11,444.

Item 5.    Other Information.

        On May 18, 2004, the Board of Directors appointed the following officers of Meritage: Robert E. Schermer, Jr. — Chief Executive Officer and President; James R. Saalfeld — Vice President, General Counsel, Corporate Secretary and Treasurer; and Robert H. Potts – Vice President of Real Estate. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, Compensation and Nominating Committees as standing committees of the Board of Directors.

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

Dated: June 28, 2004	MERITAGE HOSPITALITY GROUP INC. BY: /s/Robert E. Schermer, Jr. —————————————— Robert E. Schermer, Jr. Chief Executive Officer

By: /s/William D. Badgerow —————————————— William D. Badgerow, Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibits filed herewith.