Form 10-Q
period 2004-08-29
MERITAGE HOSPITALITY GROUP INC
filed 2004-09-30
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 29, 2004.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of September 30, 2004 there were 5,255,832 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003. The results of operations for the third quarter and nine months ended August 29, 2004 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
August 29, 2004 and November 30, 2003

ASSETS

	August 29, 2004 (Unaudited)	November 30, 2003
Current Assets
Cash and cash equivalents	$3,390,803	$769,072
Receivables	193,681	76,214
Inventories	266,729	262,058
Prepaid expenses and other current assets	195,817	144,001

Total current assets	4,047,030	1,251,345

Property, Plant and Equipment, net	42,876,264	41,287,877

Deferred Income Taxes	694,000	694,000

Other Assets
Note receivable	--	323,568
Non-operating property	601,650	269,949
Goodwill	4,429,849	4,429,849
Franchise fees, net of amortization of $194,071
and $164,311, respectively	1,218,429	1,010,689
Financing costs, net of amortization of $192,118
and $148,466, respectively	622,905	606,976
Deposits and other assets	103,737	156,210

Total other assets	6,976,570	6,797,241

Total assets	$54,593,864	$50,030,463

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
August 29, 2004 and November 30, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 29, 2004 (Unaudited)	November 30, 2003
Current Liabilities
Current portion of long-term obligations	$1,316,104	$1,419,028
Current portion of obligations under capital lease	--	53,937
Line of credit - short term	262,850	--
Trade accounts payable	1,996,961	1,057,370
Accrued liabilities	2,243,267	1,966,280

Total current liabilities	5,819,182	4,496,615

Unearned Vendor Allowances	2,658,491	3,073,429

Long-Term Obligations	33,707,572	34,086,701

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	--
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,255,053
and 5,360,203, respectively	52,552	53,603
Additional paid in capital	18,271,827	13,635,104
Accumulated deficit	(5,921,055)	(5,315,284)

Total stockholders' equity	12,408,619	8,373,718

Total liabilities and stockholders' equity	$54,593,864	$50,030,463

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Nine Months Ended August 29, 2004 and August 31, 2003
(Unaudited)

	2004	2003
Food and beverage revenue	$39,633,268	$35,640,797

Costs and expenses
Cost of food and beverages	10,776,735	8,833,286
Operating expenses	22,869,338	21,296,687
General and administrative expenses	2,525,870	2,152,834
Depreciation and amortization	2,052,896	2,051,073

Total costs and expenses	38,224,839	34,333,880

Earnings from operations	1,408,429	1,306,917

Other income (expense)
Interest expense	(1,960,551)	(1,785,242)
Interest income	23,219	28,109
Miscellaneous income	4,400	14,559
Gain on sale of non-operating property	136,800	750,716

Total other expense	(1,796,132)	(991,858)

(Loss) earnings before income taxes	(387,703)	315,059

Income tax benefit	108,500	--

Net (loss) earnings	(279,203)	315,059

Dividends on preferred stock	326,568	19,926

Net (loss) earnings on common shares	$(605,771)	$295,133

Net (loss) earnings per common share - basic	$(0.11)	$0.06

Net (loss) earnings per common share - diluted	$(0.11)	$0.05

Weighted average shares outstanding - basic	5,289,635	5,345,331

Weighted average shares outstanding - diluted	5,289,635	5,653,943

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Earnings
For the Three Months Ended August 29, 2004 and August 31, 2003
(Unaudited)

	2004	2003
Food and beverage revenue	$14,105,882	$13,168,844

Costs and expenses
Cost of food and beverages	3,821,248	3,354,705
Operating expenses	7,959,420	7,505,410
General and administrative expenses	891,020	763,100
Depreciation and amortization	682,189	694,985

Total costs and expenses	13,353,877	12,318,200

Earnings from operations	752,005	850,644

Other income (expense)
Interest expense	(747,508)	(595,879)
Interest income	12,743	8,008
Miscellaneous income	--	5,892

Total other expense	(734,765)	(581,979)

Earnings before income taxes	17,240	268,665

Income tax benefit	108,500	--

Net earnings	125,740	268,665

Dividends on preferred stock	106,642	6,642

Net earnings on common shares	$19,098	$262,023

Net earnings per common share - basic and diluted	$0.00	$0.05

Weighted average shares outstanding - basic	5,258,752	5,347,501

Weighted average shares outstanding - diluted	5,623,515	5,640,591

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended November 30, 2003
and the Nine Months Ended August 29, 2004 (Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 1, 2002	$295	$--	$53,428	$13,584,800	$(6,029,174)	$7,609,349

Issuance of 18,203 shares of
common stock	--	--	183	54,380	--	54,563

Purchase of 800 shares of
common stock	--	--	(8)	(4,076)	--	(4,084)

Preferred stock dividends declared	--	--	--	--	(26,568)	(26,568)

Net earnings	--	--	--	--	740,458	740,458

Balance at November 30, 2003	295	--	53,603	13,635,104	(5,315,284)	8,373,718

Issuance of 422,950 shares of
common stock and related
warrants, net of offering costs	--	--	4,230	2,427,815	--	2,432,045

Issuance of 500,000 shares of
Series B convertible preferred
stock, net of offering costs	--	5,000	--	4,799,067	--	4,804,067

Purchase of 528,100 shares of
common stock	--	--	(5,281)	(2,590,159)	--	(2,595,440)

Preferred stock dividends declared	--	--	--	--	(326,568)	(326,568)

Net loss	--	--	--	--	(279,203)	(279,203)

Balance at August 29, 2004	$295	$5,000	$52,552	$18,271,827	$(5,921,055)	$12,408,619

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended August 29, 2004 and August 31, 2003
(Unaudited)

	2004	2003
Cash Flows from Operating Activities
Net (loss) earnings	$(279,203)	$315,059
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	2,052,896	2,051,073
Amortization of financing costs	43,652	42,234
Compensation and fees paid by issuance of common stock	30,012	25,500
Gain on sale of non-operating property	(136,800)	(750,716)
Decrease in unearned vendor allowances	(414,938)	(391,955)
(Increase) decrease in current assets	(173,954)	101,095
Increase (decrease) in current liabilities	1,003,294	(149,655)

Net cash provided by operating activities	2,124,959	1,242,635

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(3,611,523)	(3,980,474)
Purchase of non-operating property	(8,133)	(117,340)
Payment for franchise agreements	(237,500)	(50,000)
Proceeds from sale of operating assets	--	19,377
Proceeds from sale of non-operating property	190,000	1,327,724
Increase in deposits and other assets	(727)	(17,303)

Net cash used in investing activities	(3,667,883)	(2,818,016)

Cash Flows from Financing Activities
Proceeds from borrowings on line of credit	524,850	629,688
Principal payments on line of credit	(362,135)	(2,481,719)
Proceeds from long-term obligations	1,030,851	5,043,982
Principal payments on long-term obligations	(1,412,769)	(830,187)
Payments on obligations under capital lease	(53,937)	(252,921)
Payment of financing costs	(59,581)	(53,288)
Proceeds from sale of common stock and warrants	2,500,000	--
Proceeds from sale of preferred stock	5,000,000	--
Private placement offering costs	(293,900)	--
Purchase of common stock	(2,595,440)	(4,084)
Increase in preferred stock dividends payable	106,642	--
Preferred stock dividends paid	(219,926)	(19,926)

Net cash provided by financing activities	4,164,655	2,031,545

Net increase in cash	2,621,731	456,164

Cash and Cash Equivalents - Beginning of Period	769,072	901,113

Cash and Cash Equivalents - End of Period	$3,390,803	$1,357,277

Supplemental Cash Flow Information
Cash paid for interest	$1,919,718	$1,740,868

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 29, 2004 and August 31, 2003

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

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine months ended August 29, 2004 and August 31, 2003:

	Three months ended		Nine months ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
Numerators
Net earnings (loss)	$125,740	$268,665	$(279,203)	$315,059
Less preferred stock dividends	106,642	6,642	326,568	19,926

Net earnings (loss) on common shares -
basic and diluted	$19,098	$262,023	$(605,771)	$295,133

Denominators
Weighted average common shares
outstanding - basic	5,258,752	5,347,501	5,289,635	5,345,331
Effect of dilutive securities
Stock options	364,763	293,090	--	308,612

Weighted average common shares
outstanding - diluted	5,623,515	5,640,591	5,289,635	5,653,943

For the three and nine months ended August 29, 2004 and August 31, 2003, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of converting preferred stock would be antidilutive. For the nine months ended August 29, 2004, exercisable stock options were not included in the computation of diluted earnings per share because the effect of exercising stock options would be antidilutive due to the net loss on common shares.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 29, 2004 and August 31, 2003

Note C – Stock Option Plans

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation, and requires disclosure in interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees, and does not currently intend to adopt a fair value method of accounting for stock based employee compensation. As a result, no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net earnings (loss) and net earnings (loss) per common share for the three and nine months ended August 29, 2004, and August 31, 2003, would have been as follows:

	Three months ended		Nine months ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
Net earnings (loss) as reported	$125,740	$268,665	$(279,203)	$315,059
Less: Total stock-based employee
compensation expense determined
under fair value based method, net
of tax	218,507	126,852	473,276	468,614

Pro forma net earnings (loss)	$(92,767)	$141,813	$(752,479)	$(153,555)

Net earnings (loss) per share - basic
As reported	$0.00	$0.05	$(0.11)	$0.06
Pro forma	$(0.04)	$0.03	$(0.20)	$(0.03)

Net earnings (loss) per share - diluted
As reported	$0.00	$0.05	$(0.11)	$0.05
Pro forma	$(0.04)	$0.02	$(0.20)	$(0.03)

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 29, 2004 and August 31, 2003

Note D – Common Stock, Warrants and Series B Convertible Cumulative Preferred Stock (continued)

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

Note E — Note Receivable

Note receivable at November 30, 2003 consisted of a land contract receivable, collateralized by land and building, requiring monthly payments of $2,678 including interest at 8.0% from March 2002 through February 2004, when the remaining balance was due. As of November 30, 2003 the debtor was in default under the terms of the land contract, including non-payment of required monthly installments. In October 2003, the Company filed a Complaint for Possession after Land Contract Forfeiture. A judgment of possession was entered on October 30, 2003. In January 2004, the Company took possession of the property and the asset is now classified as non-operating property. Management believes the property has a market value in excess of the book value of $323,568 at August 29, 2004.

Note F – Guarantees, Commitments and Contingencies

In July 2004, the Company made a payment of $272,035 to the Michigan Department of Treasury (“Treasury”) related to a tax claim for years 1997 through 2001. This payment, which included interest and penalties, resulted in a charge to earnings of $168,000, representing the difference between what the Company accrued as an estimated settlement of this tax claim, and the actual amount of the final assessment from Treasury. Shortly after making this payment, the Company filed a claim against Treasury to recover the entire amount of the payment. The Company’s position is that the tax payment, which is related to fees that were paid to its franchisor Wendy’s International, should be refunded because the fees at issue were incorrectly characterized as a “royalty” by Treasury, and therefore no tax is due from the Company related to these fees.

In February 2002, the Company guaranteed the indebtedness of its CEO to a bank in the amount of $538,900 in connection with the CEO’s purchase of 250,000 shares of the Company’s common stock. In May 2004, the Company’s guarantee was fully and permanently discharged.

As of August 31, 2004, the Company has forward commitments totaling approximately $5,700,000 that it may, but is not required to, utilize to finance the land and building for three additional Wendy’s restaurants and one O’Charley’s restaurant. The commitments are for 10-year real estate mortgages (20-year amortization) at interest rates defined in the loan commitments. The loan commitments allow the Company to select either a fixed or variable interest rate.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 29, 2004 and August 31, 2003

Note F – Guarantees, Commitments and Contingencies (continued)

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

As of August 31, 2004, the Company has capital expenditure commitments outstanding related to new restaurants totaling approximately $865,000.

Note G – Segment Information

The Company operates exclusively in the food service industry and has determined that its reportable segments are those that are based on the Company’s methods of internal reporting and management structure. The Company currently operates 47 Wendy’s restaurants in Western and Southern Michigan in the quick service restaurant industry. The operation of the Wendy’s restaurants makes up the Company’s Wendy’s of Michigan Business Segment. The Company also operates one O’Charley’s restaurant (six days of operations in the third quarter) and will be developing O’Charley’s restaurants throughout the state of Michigan. The operation of the O’Charley’s restaurants makes up the Company’s O’Charley’s of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information about reportable segments (in thousands):

	Three months ended		Nine months ended
	August 29, 2004	August 31, 2003	August 29, 2004	August 31, 2003
Revenues:
Wendy's of Michigan	$14,044	$13,169	$39,571	$35,641
O'Charley's of Michigan	62	--	62	--

Consolidated revenues	$14,106	$13,169	$39,633	$35,641

Earnings (loss) from operations:
Wendy's of Michigan	$1,036	$851	$1,879	$1,307
O'Charley's of Michigan	(284)	--	(471)	--

Consolidated earnings from operations (1)	$752	$851	$1,408	$1,307

Capital expenditures:
Wendy's of Michigan	$801	$2,125	$2,115	$3,980
O'Charley's of Michigan	1,387	--	1,497	--

Consolidated capital expenditures	$2,188	$2,125	$3,612	$3,980

(1)	Corporate level general and administrative expenses are included in the Wendy’s of Michigan segment and the allocation of such costs to the O’Charley’s of Michigan segment will occur as the segment expands.

Note H – Financial Statement Presentation

Certain amounts previously reported in the 2003 consolidated financial statements have been reclassified to conform to the presentation used in 2004.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Company currently operates 47 Wendy’s restaurants in Western and Southern Michigan in the quick service restaurant industry. The operation of the Wendy’s restaurants makes up the Company’s Wendy’s of Michigan Business Segment. The Company also operates one O’Charley’s restaurant (six days of operations in the third quarter). Pursuant to a development agreement with O’Charley’s Inc., Meritage will develop a minimum of 15 O’Charley’s casual dining restaurants in the State of Michigan over the next seven years. The operation of the O’Charley’s restaurants makes up the Company’s O’Charley’s of Michigan Business Segment. For comparative purposes, corporate level general and administrative expenses have been included in the discussion of the Wendy’s of Michigan Business Segment.

Results of Operations

Wendy’s of Michigan Business Segment

        Results of operations for the three and nine months ended August 29, 2004 and August 31, 2003 are summarized below:

	Statements of Earnings
	Third quarter ended				Year-to-date ended (nine months)
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	8/29/04	8/31/03	8/29/04	8/31/03	8/29/04	8/31/03	8/29/04	8/31/03
Food and beverage revenue	$14,044	$13,169	100.0%	100.0%	$39,571	$35,641	100.0%	100.0%

Costs and expenses
Cost of food and beverages	3,804	3,355	27.1	25.5	10,759	8,833	27.2	24.8
Operating expenses	7,738	7,505	55.1	57.0	22,619	21,297	57.2	59.7
General and administrative
Restaurant operations	355	317	2.5	2.4	1,068	986	2.7	2.8
Corporate level expenses	273	361	2.0	2.7	892	957	2.2	2.7
Michigan single business tax	158	85	1.1	0.6	303	210	0.7	0.6
Depreciation and amortization	680	695	4.8	5.3	2,051	2,051	5.2	5.7

Total costs and expenses	13,008	12,318	92.6	93.5	37,692	34,334	95.2	96.3

Earnings from operations	1,036	851	7.4	6.5	1,879	1,307	4.8	3.7

Other income (expense)
Interest expense	(748)	(596)	(5.3)	(4.5)	(1,961)	(1,785)	(5.0)	(5.0)
Interest income	13	8	0.1	0.0	23	28	0.1	0.1
Other income	--	6	--	0.0	4	14	0.0	0.0
Sale of non-operating property	--	--	--	--	137	751	0.3	2.1

Total other expense	(735)	(582)	(5.2)	(4.5)	(1,797)	(992)	(4.6)	(2.8)

Earnings (loss) before income taxes	$301	$269	2.2%	2.0%	$82	$315	0.2%	0.9%

Revenue

        Food and beverage revenue increased 6.6% and 11.0% for the three and nine months ended August 29, 2004, respectively, compared to the same periods last year. These increases were primarily the result of increases in same store sales. Also contributing to the increases in food and beverage revenue were sales from new stores not in operation a year ago ($324,000 and $1,418,000 for the respective periods). New store sales were partially offset by a sales loss of $174,000 and $609,000 for the three and nine months ended August 29, 2004, respectively, due to the permanent closing of one restaurant at the end of its lease term on December 31, 2003, and the temporary closing of another restaurant while it was being rebuilt.

        Average food and beverage revenue increased for stores in full operation during the first three quarters of 2003 and 2004 (“same store sales”) as set forth in the following table:

	2004	2003	Increase	% Increase
Average Sales per Store
Third Quarter	$305,048	$287,617	$17,431	6.1%
Second Quarter	293,265	263,719	29,546	11.2%
First Quarter	259,321	233,846	25,475	10.9%

Year-To-Date	$857,634	$785,182	$72,452	9.2%

        These increases were primarily attributable to improved customer traffic and average customer ticket compared to the same periods last year due to (i) improved store operations including improved customer service times, (ii) successful new menu items including Homestyle Chicken Strips, a new salad, and new chicken sandwiches (“Chicken Temptations”), and (iii) softer than normal sales in the same periods last year. A trend of improved customer traffic began in the third quarter of fiscal 2003 and has continued into the first three quarters of 2004. Compared to the same quarter of the prior year, average customer count was up approximately 1% in the third quarter of 2003, 6% in the fourth quarter of 2003, 12% in the first quarter of 2004, 9% in the second quarter of 2004, and 4% for the third quarter of 2004. Average customer ticket price also increased 2.3% in the third quarter of fiscal 2004, and 1.5% for the nine months ended August 29, 2004. Management is encouraged by the improved sales trend but realizes sales continue to be impacted by deep price discounting by our competitors and a slower economic recovery in West Michigan that has resulted in higher unemployment in our market.

Cost of Food and Beverages

        Cost of food and beverages, compared to the same periods last year, increased 6.3% in the third quarter of 2004, and 9.7% for the nine months ended August 29, 2004. These increases were primarily due to a significant increase in beef costs, which were approximately 8% and 19% higher for the three and nine months ended August 29, 2004, respectively, compared to the same periods of 2003. Beef purchases represented approximately 20% and 21% of all food purchases during these respective periods of 2004. Increases in other raw food costs including bread, beverage syrup, chicken and dairy products also contributed to the increase. Meritage has little control over its food costs as it purchases its beef and other food items pursuant to agreements negotiated by Wendy’s International. Our food and beverage costs were in line with guidelines established by Wendy’s International.

Operating Expenses

        As a percentage of revenue, operating expenses for the third quarter of 2004 were 3.3% lower than the third quarter of 2003. For the nine months ended August 29, 2004, operating expenses were 4.3% lower than the nine months ended August 31, 2003. The following table presents the expense categories that comprise operating expenses:

	Third quarter ended:			Nine months ended:
	8/29/04	8/31/03	Decrease	8/29/04	8/31/03	Decrease
As a percentage of revenue:
Labor and related costs	31.1	32.8	(1.7)	32.5	34.5	(2.0)
Occupancy expenses	8.2	8.3	(0.1)	8.9	9.0	(0.1)
Advertising	4.0	4.0	0.0	4.0	4.0	0.0
Franchise fees	4.0	4.0	0.0	4.0	4.0	0.0
Paper costs	3.2	3.3	(0.1)	3.2	3.2	0.0
Other operating expenses	4.6	4.6	0.0	4.6	5.0	(0.4)

Total operating expenses	55.1	57.0	(1.9)	57.2	59.7	(2.5)

        The decrease in labor and related expenses was primarily due to a decrease in store management salaries of 1.6 and 1.4 percentage points, respectively, and a decrease in hourly labor costs of 0.2 and 0.3 percentage points, in the respective periods. This improvement is partially attributable to efforts by management to control labor costs. Emphasis on controlling labor hours, combined with only minor increases in average hourly labor rates, produced the reduction in hourly wages. Our average hourly rate has increased just $0.06 per hour and $0.03 per hour for the three and nine months ended August 29, 2004, compared to the same periods of 2003. Contributing to the improvement in store management salaries was (i) a reduction in the number of assistant managers at certain restaurants, (ii) replacing salaried assistant managers with hourly shift managers at certain restaurants, and (iii) the increase in same store sales as store management salaries are largely a fixed cost. The reduction in assistant managers has been accomplished without affecting operations or customer service. In the third quarter, an increase in training payroll costs was offset by savings in workers compensation costs. For the nine months ended August 29, 2004, savings in workers compensation costs also contributed to the overall improvement in labor and related costs. The Company’s change to a self-insured workers compensation plan at the beginning of the fiscal year has lead to the reduction in workers compensation costs.

        As a percentage of revenue, the slight improvement in occupancy expenses for the three and nine months ended August 29, 2004, was primarily due to reductions in property taxes and utility costs which, in turn, were attributable to the increase in same store sales as these costs are largely fixed costs. In the third quarter, these savings were largely offset by an increase in building repair and maintenance costs related to the Company’s preventative maintenance program.

        As a percentage of revenue, the reduction in other operating expenses for the nine months ended August 29, 2004, was primarily due to reductions in the cost of Kid’s Meal toys, smallwares expense, and monthly fees charged each restaurant for its food cost/restaurant management software program. These reductions were slightly offset by an increase in credit card fees (the Company began accepting credit cards on December 1, 2003).

        On a per restaurant basis, operating expenses increased approximately 3% and 5% for the respective periods, which compares favorably with the 6.1% and 9.2% increases in same store sales for the same periods.

General and Administrative

        For the three and nine months ended August 29, 2004, restaurant level general and administrative expenses increased $38,000 and $82,000, respectively. These increases were attributable to (i) increases in administrative payroll and related costs, (ii) an increase in costs associated with evaluating potential restaurants sites that the Company later determined not to develop, and (iii) costs associated with surplus property being held for sale. For the three and nine months ended August 29, 2004, corporate level general and administrative expenses decreased $88,000 and $66,000, respectively. These decreases were primarily due to the elimination of an executive level position at the Meritage corporate level. Also contributing to the decrease for the third quarter was a reduction in executive bonuses compared to the same period in 2003. The year to date savings at the Meritage corporate level was partially offset by increases in directors’ fees and accounting fees which were related in part to additional requirements under the Sarbanes-Oxley Act.

        For the three and nine months ended August 29, 2004, Michigan single business tax increased $73,000 and $93,000, respectively. These increases were primarily attributable to an assessment of single business tax from the Michigan Department of Treasury in July 2004 which was $51,000 above what the Company had previously accrued. This assessment is described in further detail under Part II, Item 1 – Legal Proceedings.

Depreciation and Amortization

        For the three months ended August 29, 2004, depreciation and amortization expense decreased $15,000. This decrease was due to a reduction in accelerated depreciation related to the shortening of the estimated useful lives of assets disposed of in connection with store remodels. For the nine months ended August 29, 2004, accelerated depreciation related to the shortening of the estimated useful lives in connection with store remodels decreased $51,000 compared to the same period last year as the Company substantially completed its store remodel program by the end of the third quarter of 2003. This decrease was offset by depreciation associated with (i) new restaurants opened since the beginning of fiscal 2003, (ii) significant store remodels that were completed in fiscal 2003, and (iii) the shortening of estimated useful lives of assets located at two previously leased restaurants in the first quarter of 2004 (one restaurant’s lease was not renewed after it expired and the other restaurant was purchased, demolished and rebuilt). For the three and nine months ended August 29, 2004, the decrease in depreciation and amortization expense as a percentage of revenue was due to the increase in same store sales because they are fixed costs.

Interest Expense

        For the three and nine months ended August 29, 2004, interest expense increased $152,000 and $176,000, respectively. These increases were attributable to (i) $117,000 in interest (which includes penalties) assessed by the Michigan Department of Treasury in July 2004 which is described in further detail under Part II, Item 1 – Legal Proceedings, (ii) interest related to additional long-term borrowings for new store development since the beginning of fiscal 2003, and (iii) the conversion of two mortgage loans from variable interest rates to fixed interest rates in anticipation of rising interest rates.

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

O’Charley’s of Michigan Business Segment

        Results of operations for the three and nine months ended August 29, 2004 are summarized below:

	3 months ended August 29, 2004	9 months ended August 29, 2004
Food and beverage revenue	$61,868	$61,868

Costs and expenses
Cost of food and beverages	17,658	17,658
Operating expenses	41,371	41,371
Start-up and pre-opening costs	258,565	445,575
General and administrative expenses	25,708	25,708
Depreciation and amortization	1,983	1,983

Total costs and expenses	345,285	532,295

Net loss before income taxes	$(283,417)	$(470,427)

        The Company opened its first O’Charley’s restaurant on August 24, 2004, and as such, results of operations for the three and nine months ended August 29, 2004, contain only six days of store operations. However, for the three and nine month periods, the company incurred significant start-up and pre-opening costs associated with the rollout of the O’Charley’s concept which totaled approximately $259,000 and $446,000 for the respective periods. These start-up and pre-opening costs included, but were not limited to, (i) the salary and related payroll costs of the O’Charley’s divisional president who was hired in January 2004 to coordinate the operational side of the O’Charley’s rollout, (ii) payroll and related payroll costs, travel and lodging costs in connection with the training of the management team of our first restaurant, (iii) internal accounting payroll costs and external accounting and tax consulting fees in connection with the structuring of the O’Charley’s subsidiary, (iv) travel, meal and lodging costs of the O’Charley’s, Inc. training team that assisted in the training and opening of the first restaurant, (v) recruiting costs associated with staffing the first restaurant, and (vi) the cost of food used at the first restaurant during the training period prior to opening.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $2,622,000, to $3,391,000 as of August 29, 2004:

Net cash provided by operating activities	$2,125,000
Net cash used in investing activities	(3,668,000)
Net cash provided by financing activities	4,165,000

Net increase in cash	$2,622,000

        Net cash provided by operating activities increased $882,000 from last year due primarily to a $878,000 net change in current assets and liabilities. The increase in current liabilities was primarily due to an increase in accounts payable related to (i) O’Charley’s restaurant construction, (ii) O’Charley’s operations which began August 24, 2004, and (iii) an overall increase in Wendy’s volume-based current liabilities as a result of the increase in revenue including an increase related to local advertising. In addition, for the nine months ended August 29, 2004 compared to the same period in 2003, net earnings increased $20,000 before gains on the sale of non-operating property.

        Net cash used in investing activities increased $850,000 due to (i) a decrease in proceeds from the sale of non-operating property of $1,138,000, (proceeds from the sale of non-operating property were significant in the nine months ended August 31, 2003 when the Company sold four parcels of surplus real estate located adjacent to three Wendy’s restaurants), and (ii) an increase in payments for franchise agreements of $188,000 resulting from the initial payment to O’Charley’s, Inc. for the exclusive right to develop 15 restaurants in Michigan. Partially offsetting these increases was a decrease in the purchase of property, plant and equipment, and a decrease in the purchase of non-operating property, together representing a $478,000 decrease.

        Net cash provided by financing activities increased $2,133,000. This increase was primarily due to (i) net proceeds from a private equity offering in December 2003 totaling $7,206,000, (ii) a decrease in principal payments on the Company’s line of credit of $2,120,000, and (iii) a $107,000 increase in preferred stock dividends payable. $2,595,000 of the private placement proceeds were used to repurchase 528,100 Meritage common shares. Also offsetting the $7,206,000 in equity proceeds was (i) a reduction in long-term borrowings of $4,013,000 as the Company slowed its Wendy’s restaurant development and has opened only one O’Charley’s restaurant, (ii) an increase in payments on long-term obligations including capital leases of $384,000, (iii) a decrease in borrowings on the Company’s line of credit of $105,000, and (iv) an increase in dividends of $200,000 paid to the holders of the Series B Convertible Preferred Shares sold in the private placement mentioned above.

Financial Condition

        The Company’s operations are primarily in the quick service restaurant industry. As such, the Company’s working capital is typically negative. Due to the nature of our business and industry we have no significant trade receivables and inventories are not significant due to the perishable nature of our products (primarily food items). Our current liabilities also include the current portion of long-term debt, which is a significant component of our current liabilities. We do not expect the nature of our working capital to change significantly as the Company begins expanding its O’Charley’s business segment.

        As of August 29, 2004, current liabilities exceeded current assets by $1,772,000 compared to November 30, 2003, when current liabilities exceeded current assets by $3,245,000. At these dates, the ratios of current assets to current liabilities were 0.70:1 and 0.28:1, respectively. The primary reason for the increases in cash and working capital was the cash generated from the private equity offering described more fully below. The cash flows discussion provides details of the increase in cash and the most significant reasons for the increase in working capital.

        In fiscal 2003, cash flow provided by operations was approximately $500,000 less than cash required for payment of obligations from existing operations including debt service and capital improvements (including major restaurant remodels performed in fiscal 2003). This deficiency was primarily due to a decrease in year-over-year customer traffic in the first half of fiscal 2003. This negative trend reversed in the third quarter of fiscal 2003, and the improving trend has continued through the third quarter of 2004. Management anticipates that this positive sales trend will continue for the remainder of fiscal 2004. At current operating levels (based on the trailing twelve months operations), Meritage expects that cash generated from it’s Wendy’s operations will be sufficient to meet obligations resulting from its existing Wendy’s operations including debt service and capital improvements over the next twelve months. During fiscal 2003, the Company completed a major store remodeling program so that presently all but two of the Company’s Wendy’s restaurants are no more than six years old or recently remodeled. As a result, capital expenditures for existing restaurants over the next twelve months are expected to be less than in recent years.

        In addition to cash flow generated from Wendy’s operations, the Company owns non-operating surplus property (with no underlying debt) that is presently under contract for sale that will provide additional cash in fiscal 2004 of approximately $400,000. In addition, the Company owns the land and building (with no underlying debt) of a former restaurant site that is now under contract for sale with a closing date of no later than May 31, 2005. The Company expects to net approximately $400,000 in cash from the sale of this property in the first half of fiscal 2005.

        In addition to the agreements discussed above, the Company has entered into additional agreements to sell and lease-back five of its Wendy’s properties. The terms of the agreements call for the Company to leaseback the stores for an initial period of twenty years with options for the Company to extend the term an additional twenty years. Because the agreements are subject to standard due diligence, there is no assurance that the sales will close. If all five sales are closed, the proceeds from the sale, net of sales commissions but before taxes and other transactions costs, would be approximately $9,000,000. The mortgage debt associated with these properties totaled approximately $4,800,000 as of August 29, 2004. In addition, the payoff of the loans may require prepayment penalties of up to $300,000. The Company has a tax net operating loss carryforward of approximately $3,650,000 which would be used to offset a large portion of the taxable gains resulting from the sales.

        The Company slowed its Wendy’s new store development since the beginning of fiscal 2003 compared to prior years. The Company has opened three new restaurants in the past year and expects to open two additional Wendy’s restaurants in the fourth quarter of 2004. The Company expects to open one to three new stores in fiscal 2005 depending primarily on the adequacy of new store sites. New Wendy’s restaurants require an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant. Any remaining investment is typically funded through long-term financing. Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation (approximately $3.6 million) to build three new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule that permits Meritage to select either a fixed or variable interest rate. The variable interest rate under these loans is equal to 2.55% plus the one-month LIBOR rate (4.4% as of September 27, 2004, adjusted monthly), and the fixed rate is equal to 2.61% plus the then 10-year U.S. Dollar Interest Rate Swaps (7.1% as of September 27, 2004). This commitment does not contractually obligate the Company to borrow any or all of this loan commitment amount as such loans are made on a restaurant-by-restaurant basis.

        In December 2003 the Company obtained a line of credit from Standard Federal Bank. This credit facility is comprised of two lines of credit, one for general working capital purposes in the amount of $600,000 and one for restaurant development purposes in the amount of $2,000,000. The combined lines of credit require monthly payments of interest only at a variable interest rate equal to the prime rate plus 0.25% (currently 5.0%). The current balance on line of credit is $263,000.

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

At August 29, 2004, Meritage was in compliance with these covenants. We do not expect financing related to our O’Charley’s development (described below) to affect these covenants because the existing covenants are tied to our Wendy’s operations. Pursuant to its current commitment and financing proposal, O’Charley’s of Michigan (a separate subsidiary) will be the borrower under the O’Charley’s development and, as such, will be subject to separate (though similar) debt covenants.

        In December 2003, the Company completed a $7,500,000 private equity offering, the proceeds of which are primarily being used for the development of O’Charley’s restaurants. The offering included the issuance of 416,666 Units for $2,500,000, and 500,000 Series B Convertible Preferred Shares for $5,000,000. The terms of the private equity offering are described in more detail in Note D of the consolidated financial statements included in this report. The Company used $2,451,000 of the proceeds to purchase 500,200 common shares from a retiring executive of the Company. After the purchase of these shares and the payment of costs associated with the private equity offering, stockholders’ equity increased approximately $4,750,000. Out of the $4,750,000 in net proceeds, the Company (i) paid $212,500 in franchise development fees to O’Charley’s upon execution of a development agreement, (ii) paid off the balance on its line of credit of approximately $362,000, and (iii) used approximately $108,000 to buy back 20,900 shares of its own common stock in open market transactions. The Board of Directors previously approved the purchases of common stock. In March 2004, the Company used $469,000 of the equity proceeds to pay off four Wendy’s restaurant equipment loans prior to their maturity. The Company also used private equity proceeds to finance the land improvements, building construction and equipment for its first O’Charley’s restaurant opened August 24, 2004, along with the related start-up and pre-opening costs associated with the O’Charley’s rollout during this fiscal year. In addition, until the O’Charley’s business segment generates positive cash flow, offering proceeds will be used to make the $100,000 quarterly dividend payment on the Company’s Series B Convertible Preferred Stock, including the dividend payments made April 1, 2004 and July 1, 2004, and the dividend payment due October 1, 2004.

        Meritage’s development agreement with O’Charley’s requires the Company to open a minimum of fifteen restaurants in the next seven years, one in fiscal 2004, three in fiscal year 2005, two each in fiscal years 2006 and 2007, three each in fiscal years 2008 and 2009, and one in fiscal 2010. We estimate that the total cost to open all 15 O’Charley’s restaurants will be approximately $39 to $48 million, or approximately $2.6 to $3.2 million per restaurant, with land and site development being the significant variables. New O’Charley’s restaurants owned by Meritage require an investment in real estate and equipment. The Company holds a financing commitment from GE Capital to finance the development of one O’Charley’s restaurant. The GE Capital commitment allows borrowing of up to $2,100,000 for an O’Charley’s restaurant where the land, building and equipment are owned by the Company, and up to $1,550,000 for building construction and equipment where the Company operates pursuant to a ground lease. The commitment requires a minimum 20% equity investment by Meritage of the total project costs. The Company also holds a two-store financing commitment from a bank to provide up to $1,550,000 in financing for a restaurant subject to a ground lease and up to $2,600,000 for a restaurant where the Company owns the land, building and equipment. Under this proposal, the Company would also be required to make an equity contribution of 20% of the total project costs. The Company is expecting to receive other financing proposals for its O’Charley’s development.

        The Company is using proceeds from the private equity offering to finance equity contributions for the initial O’Charley’s restaurant development. O’Charley’s restaurants opened after the first three will likely be financed under similar financing arrangements with GE Capital or other lenders as described above. After opening three or four new stores, cash generated from the O’Charley’s restaurants is expected to cover the equity contribution for the development of new O’Charley’s restaurants (e.g., 20% of the total costs under the GE Capital financing proposal). In addition to owning, the Company will also lease some of its O’Charley’s restaurants. For leased sites, the Company plans to own its equipment, although equipment financing (lease or debt) may be available from GE Capital or other lenders.

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

        Because the Company has slowed its Wendy’s new store growth and its remodeling program is substantially complete, Meritage believes that with improvement in Wendy’s year-over-year same store sales and continued emphasis on controlling costs, it will be able to meet Wendy’s current obligations over the next twelve months with cash on hand and cash generated from operations. As discussed above, proceeds from the private equity offering and, if necessary, proceeds from Wendy’s sale-leaseback transactions could be used to fund the development of the O’Charley’s business over the next twelve months. In addition, Meritage could use other sources to meet its current obligations over the next twelve months including:

•	borrowing on its $2.6 million line of credit;
•	financing or deferring Wendy's capital expenditures;
•	deferring Wendy's new store openings;
•	financing or leasing Wendy's and O'Charley's equipment packages at new restaurants;
•	selling non-operating surplus real estate; or
•	leasing rather than owning O'Charley's restaurant sites.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 85% of its debt is at fixed interest rates which limits financial instrument risk. Most of the Company’s mortgage loans that have variable interest rates contain provisions to convert to a fixed interest rate between the seventh and twenty-fourth months after the loan closing date. During the fiscal 2004, four of these loans were converted to fixed rate loans. This provision allows the Company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s International utilizes various purchasing and pricing techniques in an effort to minimize volatility. Most of the Company’s O’Charley’s food purchases are made through the commissary operated by O’Charley’s, Inc. Presently, these purchases are not significant compared to the Company’s total food purchases.

        As a result, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices such as the cost of beef may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company’s ability to offset higher beef and other raw food costs through menu price increases.

Item 4.    Controls and Procedures.

        As of August 29, 2004, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, General Counsel, and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of August 29, 2004. There have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        In July 2004, the Company filed a complaint against the Michigan Department of Treasury in the Court of Claims seeking a refund of approximately $272,000 in Michigan Single Business Taxes, penalties and interest for tax years 1997 through 2001, associated with fees paid to the Company’s franchisor during those years (WM Limited Partnership — 1998 v. Revenue Division, Department of Treasury, State of Michigan, Case No. 04-110-MT). The Company’s position is that the tax payments related to these fees should be refunded because the fee at issue was incorrectly characterized as a “royalty” by the Department of Treasury, and therefore no tax is due from the Company related to these fees.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending August 29, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
5/31/04 - 6/27/04	0	$ --	0	253,604
Month #2
6/28/04 - 7/25/04	6,000	5.20	6,000	247,604
Month #3
7/26/04 - 8/29/04	1,000	5.03	1,000	246,604

Total	7,000	$ 5.18	7,000

(1)	In August 1999, the Board of Directors authorized the Company to repurchase from time to time, subject to capital availability, up to 200,000 shares of Meritage’s common stock through open market transactions or otherwise. This program was announced in November 1999. In February 2002, the Board authorized the repurchase of up to an additional 200,000 common shares under this program. The additional authorization of share purchases was announced in February 2002. There is no expiration date relating to this program, but the Board is permitted to rescind the program at any time.

Item 5.    Other Information.

        On August 19, 2004, the Company’s Board of Directors appointed Stephen L. Gulis, Jr. to its Board of Directors and Audit Committee effective September 1, 2004. Mr. Gulis is the Executive Vice President, Chief Financial Officer & Treasurer of West Michigan-based Wolverine World Wide Inc., a publicly traded manufacturer and marketer of branded and licensed footwear and performance leathers. Mr. Gulis’ principal areas of expertise are corporate accounting, corporate finance and treasury, internal audit, investor relations and strategic planning.

        On August 19, 2004, the Audit Committee of the Board reviewed and approved a transaction whereby the Company would sell two pieces of surplus property, and assign the right to acquire a vacant parcel, to an entity in which the Company’s CEO and President, Robert Schermer, Jr., maintains a minority ownership interest through a limited liability company that Mr. Schermer partially owns. Pursuant to the transactions, two of the parcels will be leased back to the Company, one for the operation of a new Wendy’s restaurant and one for the operation of a new O’Charley’s restaurant. The total purchase price for all three parcels is $1,652,000. In approving the above described transaction, the Audit Committee obtained a report from the Company’s legal counsel and controller, and opinions from disinterested brokers and advisors. In addition, because Mr. Schermer’s participation was to facilitate the transactions, the Company obtained an agreement from Mr. Schermer, Jr. whereby he will give to the Company any proceeds he receives pursuant to his ownership interest in the purchasing entity to the extent they exceed his equity investment in the purchasing entity, interest incurred on indebtedness related to such investment, and losses he may incur in connection with such investment.

        On August 24, 2004, the Company opened its first O’Charley’s casual dining restaurant located in Grand Rapids, Michigan. The Company previously announced that it was expanding into the casual dining segment when it entered into the nation’s first development agreement with O’Charley’s Inc., giving Meritage the exclusive rights to develop O’Charley’s restaurants in the State of Michigan.

Item 6.    Exhibits.

Exhibit No.	Description of Document
10.1	Amended 2004 Directors' Share Equity Plan.
10.2	Pass-Through Agreement with Robert E. Schermer, Jr.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 30, 2004	MERITAGE HOSPITALITY GROUP INC.

By: /s/Robert E. Schermer, Jr.
      ——————————————
      Robert E. Schermer, Jr.
      Chief Executive Officer

By: /s/William D. Badgerow
      ——————————————
      William D. Badgerow
Controller (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1	Amended 2004 Directors' Share Equity Plan.
10.2	Pass-Through Agreement with Robert E. Schermer, Jr.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.