Form 10-K
period 2004-11-28
MERITAGE HOSPITALITY GROUP INC
filed 2005-02-25
CIK 808219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549

FORM 10-K

For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 28, 2004.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

Registrant’s Telephone Number, Including Area Code:                (616) 776-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Shares, $0.01 par value	American Stock Exchange

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

As of February 21, 2005, there were 5,256,105 common shares of the registrant outstanding. The aggregate market value of the common shares held by non-affiliates was $16,494,538 based on the closing sales price on the American Stock Exchange on the last business day of the registrant’s most recently completed second fiscal quarter (i.e. May 30, 2004).

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

        Statements concerning expected financial performance, business strategies and action which Meritage intends to pursue to achieve its strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from the forward-looking statements. These include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and eating habits; concerns about the nutritional quality of our restaurant menu items; concerns about consumption of beef or other menu items due to diseases including E. coli, hepatitis, and mad cow; promotions and price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor and energy; the availability and cost of suitable restaurant sites; delays in scheduled restaurant openings; the ability to finance expansion; interest rates; insurance costs; the availability of adequate managers and hourly-paid employees; directives issued by the franchisor regarding operations and menu pricing; the general reputation of Meritage’s and its franchisors’ restaurants; legal claims; and the recurring need for renovation and capital improvements. In addition, Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s will subject Meritage to additional risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O’Charley’s restaurant brand, the ability of our management and infrastructure to successfully implement the O’Charley’s development plan in Michigan, and our limited experience in the casual dining segment. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, public health, sanitation, alcoholic beverage control, environment, food preparation, minimum and overtime wages and tips, employment of minors, citizenship requirements, working conditions, and the operation of its restaurants. Because Meritage’s operations are concentrated in certain areas of Michigan, a marked decline in Michigan’s economy, or in the local economies where our restaurants are located, could adversely affect our operations.

PART I

Item 1.    Business.

      The Company

        Meritage Hospitality Group Inc. was incorporated in Michigan in 1986, and is primarily engaged in the franchised retail food service business through its Wendy’s of Michigan business segment and its O’Charley’s of Michigan business segment. Meritage’s principal executive office is located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan 49525. Its telephone number is (616) 776-2600, its facsimile number is (616) 776-2776, and its website address is www.meritagehospitality.com. Meritage’s common shares are listed on the American Stock Exchange under the symbol “MHG.” For convenience, Meritage and its subsidiaries will be collectively referred to as “Meritage” or “the Company” throughout this report.

WENDY’S OF MICHIGAN — BUSINESS SEGMENT

        Meritage operates 48 “Wendy’s Old Fashioned Hamburgers” quick-service restaurants in Western and Southern Michigan. Meritage is the nation’s only publicly traded Wendy’s franchisee. Approximately 60% of the Wendy’s restaurant properties are owned by the Company. The remaining properties are leased. Meritage serves over nine million Wendy’s customers annually. All restaurants are operated pursuant to franchise agreements with Wendy’s International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the distinctive “Wendy’s” brand name. From 1999 through 2002, Meritage opened on average a new Wendy’s restaurant every eight weeks. In the near term, Meritage has completed the development of Wendy’s restaurants in the West Michigan market. The Company will, however, continue to evaluate the development and/or acquisition of Wendy’s restaurants in other market areas. The Company’s Wendy’s restaurants are operated by Wendy’s of Michigan, a Michigan limited partnership that is owned by a wholly-owned subsidiary of Meritage.

O’CHARLEY’S OF MICHIGAN — BUSINESS SEGMENT

        In December 2003, Meritage executed an exclusive multi-unit development agreement with casual service restaurant franchisor, O’Charley’s Inc., to develop O’Charley’s restaurants throughout the State of Michigan. Meritage is the nation’s first O’Charley’s franchisee. The Company opened its first O’Charley’s restaurant in August 2004 in Grand Rapids, Michigan, and recently opened its second restaurant in Livonia, Michigan. Three additional restaurants are planned for fiscal 2005. All O’Charley’s restaurants are operated pursuant to operating agreements with O’Charley’s Inc., the franchisor of the casual service restaurant system that operates 220 restaurants in 16 states in the Southeast and Midwest. The Company’s development agreement calls for the development of a minimum of 15 O’Charley’s restaurants by July of 2010. The Company’s O’Charley’s restaurants are operated by O’Charley’s of Michigan, a Michigan limited liability company that is owned by Meritage.

        Financial information concerning these business segments is presented in Note N of the Company’s consolidated financial statements.

      Wendy’s Operations

        Meritage’s restaurants are located in the Michigan counties of Allegan, Calhoun, Ionia, Kalamazoo, Kent, Muskegon, Newaygo, Ottawa and Van Buren. This includes the metropolitan areas encompassing the cities of Grand Rapids, Kalamazoo, Battle Creek, Muskegon and Holland. This geographical area generally comprises Meritage’s designated market area.

      Menu

        Each Wendy’s restaurant offers a diverse menu containing a variety of food items featuring hamburgers and chicken breast sandwiches, all of which are prepared to order with the customer’s choice of condiments. The Wendy’s menu includes other items such as chili, baked and French fried potatoes, chicken nuggets, chicken strips, freshly prepared salads, soft drinks, “Frosty” desserts and children’s meals. Each Wendy’s restaurant features soft drink products supplied by the Pepsi-Cola Company and its affiliates. Wendy’s International maintains significant discretion over the menu items that are offered in the Company’s restaurants.

      Restaurant Layout and Operation

        The Company’s restaurants typically range from 2,700 to 3,400 square feet with a seating capacity of between 90 and 130 people, and are typically open from 10:30 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. The restaurants feature a double pick-up drive-through window. Sales from drive-through customers accounted for approximately two-thirds of the total restaurant sales in fiscal 2004. A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company’s restaurants. Physical inventories of all food items and restaurant supplies are taken weekly and monthly.

      Marketing and Promotion

        Wendy’s International requires that at least 4% of the Company’s restaurant sales be contributed to an advertising and marketing fund, 2% of which is used to benefit all restaurants owned and franchised by Wendy’s International. The Wendy’s National Advertising Program uses these funds to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder of the funds must be used on local advertising. The Company typically spends local advertising dollars in support of national television advertising, local television and radio advertising, print media, local promotions and community goodwill projects.

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

      Relationship with Franchisor

        Meritage operates its restaurants pursuant to various agreements (including one franchise agreement for each restaurant) with Wendy’s International. These agreements grant privileges such as the right to utilize Wendy’s International’s trademarks, service marks, designs and other proprietary rights (such as “Wendy’s” and “Wendy’s Old Fashioned Hamburgers”) in connection with the operation of its Wendy’s restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The Company’s franchise agreements (including options to renew) range from approximately 22 to 29 years.

        The franchise agreements with Wendy’s International provide, among other things, that a change in the operational control of Wendy’s of Michigan, or the removal of a guarantor of the franchise agreements, cannot occur without the prior consent of Wendy’s International. In addition, any proposed sale of the Wendy’s business, ownership interests or franchise rights is subject to the consent of, and a right of first refusal by, Wendy’s International. These agreements also grant Wendy’s International wide discretion over many aspects of the restaurant operations, and often require the consent of Wendy’s International to carry out certain operational transactions pertaining to the Wendy’s of Michigan segment. If Meritage needs the consent of Wendy’s International to proceed with its business plans and such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely affect Meritage’s growth strategy. If Meritage were to proceed without Wendy’s International’s consent when required, Wendy’s International could terminate the franchise agreements or exercise its right to purchase the Wendy’s restaurants.

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

      O’Charley’s Operations

        Meritage currently operates two O’Charley’s restaurants in the State of Michigan, one in Grand Rapids and one in Livonia. The Company anticipates that it will open three additional restaurants in fiscal 2005. Except for Lenawee County in southeast Michigan, Meritage has the exclusive right to operate O’Charley’s restaurants in the State of Michigan. As it develops this concept, Meritage’s O’Charley’s restaurants will be concentrated in the metropolitan areas encompassing the cities of Detroit, Grand Rapids, Kalamazoo and Lansing.

      Menu

        The O’Charley’s menu is mainstream, but innovative and distinctive in taste. The O’Charley’s menu features approximately 50 items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with O’Charley’s own tangy BBQ sauce, a variety of tasty chicken dishes, fresh salmon and grilled tuna with a spicy ginger sauce, a variety of fresh-cut salads with special recipe salad dressings and O’Charley’s hot, freshly-baked yeast rolls. Also offered are a wide variety of alcoholic beverages including beer, wine and cocktails. The restaurants are open seven days a week and serve lunch, dinner and Sunday brunch. Special menu items include “limited-time” promotions, O’Charley’s Express Lunch, daily special selections and a special kids menu.

      Restaurant Layout and Operation

        O’Charley’s restaurants seek to create a casual, neighborhood atmosphere by tailoring the decor of each restaurant to the local community. The O’Charley’s restaurants are free-standing brick buildings that range from 5,000 to 6,800 internal square feet with seating for 190 to 275 customers, including approximately 52 bar seats. The exterior generally features old-style red brick, bright red and green neon borders, multi-colored awnings and attractive landscaping. The restaurants generally contain an interior that is open, casual and well lighted, and features warm woods, exposed brick, color prints and hand painted murals depicting local history, people, places and events. Generally, the kitchen is exposed and designed to provide flexibility in the types of food items that can be prepared to adapt to changing customer tastes and preferences.

      Marketing and Promotion

        O’Charley’s Inc. employs an advertising and marketing plan for the development of television, radio and newspaper advertising for O’Charley’s restaurants, and also incorporates point of sale and local restaurant marketing. The focus of marketing efforts is to build brand loyalty and emphasize the distinctiveness of the O’Charley’s atmosphere and menu offerings. O’Charley’s generally requires that 4% of a franchisee’s restaurant sales be contributed to advertising, marketing and promotion. This contribution would include: up to 1% for a production fund, up to 2% for a local advertising fund, and up to 2% for a national fund which is used to benefit all restaurants in the O’Charley’s system. The combined local and national fund, however, cannot exceed 3% in the aggregate. A national fund has not been established at this time. The Company’s current contribution for advertising, marketing and promotion is 2.75% of restaurant sales.

      Raw Materials and Energy

        The Company’s O’Charley’s restaurants comply with uniform recipe and ingredient specifications provided by the franchisor. O’Charley’s Inc. operates a 220,000 square foot commissary in Nashville, Tennessee through which the Company purchases a substantial amount of its food products and supplies for its operations. The commissary operates a USDA-approved and inspected facility at which beef is aged and cut, and at which O’Charley’s signature yeast rolls, salad dressings and sauces are produced. The Company’s food and beverage inventories and restaurant supplies are primarily purchased from the O’Charley’s commissary, with the remaining items purchased from national vendors approved by O’Charley’s Inc. The Company’s principal sources of energy for its operations are electricity and natural gas.

      Relationship with Franchisor

        Meritage operates its O’Charley’s restaurants pursuant to various agreements with O’Charley’s Inc., including a primary development agreement and an operating agreement for each restaurant it opens. These agreements grant privileges such as the right to utilize O’Charley’s trademarks, service marks, designs and other proprietary rights in connection with the operation of its O’Charley’s restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The development agreement requires the Company to develop at least 15 O’Charley’s restaurants through July 2010, with approximately two-thirds being developed in the Detroit metropolitan market. The operating agreements (including options to renew) are effective for 40 years.

        The agreements with O’Charley’s Inc. provide, among other things, that a change in the controlling interest of the Company’s O’Charley’s operating entity, or a transfer of a non-controlling interest in the operating entity to a defined competitor or unapproved entity, cannot occur without the prior consent of O’Charley’s Inc. In addition, any proposed sale of controlling interest of the Company’s O’Charley’s operating entity is subject to a right of first refusal by O’Charley’s Inc. These agreements also grant O’Charley’s Inc. wide discretion over many aspects of the restaurant operations, and may require the consent of O’Charley’s Inc. to carry out certain operational transactions. If Meritage needs the consent of O’Charley’s Inc. to proceed with its business plans and such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely affect Meritage’s growth strategy. If Meritage were to proceed without O’Charley’s Inc.‘s consent when required, O’Charley’s Inc. could terminate its agreements with the Company.

        In addition to paying the advertising and marketing fees referenced above, Meritage is required to pay O’Charley’s Inc. an initial license fee of $425,000 for its first 15 restaurants (half of which was paid upon execution of the development agreement), a fee of 4% of sales for certain rights granted and certain services to be rendered, and other miscellaneous fees associated with training and services to be provided. Pursuant to its operating agreements, Meritage and certain of its key personnel are subject to (i) confidentiality requirements relating to certain of O’Charley’s information, knowledge, know-how, techniques and other materials used in its O’Charley’s operations, and (ii) non-competition covenants that prohibit the acquisition of, operation of or affiliation with certain types of full service, casual dining restaurants that are considered a competitor of the O’Charley’s restaurants in the United States during the term of the agreements, and for a two-year period after expiration or termination of such agreements with the competitor’s restaurants located within a 15-mile radius of an O’Charley’s restaurant.

        The reputation of Meritage’s restaurants is largely dependent on the entire O’Charley’s restaurant chain, which in turn is dependent upon the management and financial condition of O’Charley’s Inc., and the performance of each O’Charley’s restaurant. Should O’Charley’s Inc. be unable to compete effectively with similar restaurant chains, Meritage would be materially and adversely affected. Furthermore, many of the attributes which lead to the success of O’Charley’s operations are factors over which Meritage has no control, such as national advertising and marketing, menu products, quality assurance and other operational systems.

        Meritage cannot conduct its O’Charley’s operation without its affiliation with O’Charley’s Inc. Any termination of the development agreement or operating agreements would likely have a material adverse effect on Meritage’s financial condition and results of operations.

      Personnel

        Each O’Charley’s restaurant typically employs five to six managers (a general manager, two to three assistant managers, a kitchen manager and an assistant kitchen manager), and an average of approximately 80 full-time and part-time employees. The Company currently employs a Chief Operating Officer to oversee day-to-day operations, and two area supervisors who will ultimately have day-to-day responsibility for the operation of approximately three or more O’Charley’s restaurants.

        With the assistance of O’Charley’s Inc., the Company will employ various recruiting and training programs to retain employees that are well-suited to manage its restaurant operations. Management trainees are required to complete a multi-week training program that familiarizes them with the responsibilities required to manage O’Charley’s restaurants, operations, management objectives, controls and evaluation criteria. In addition, the Company will undertake continual in-service training of employees and conduct field visits with representatives from the Company and O’Charley’s Inc.

      Competition and Industry Conditions

        Meritage operates within the quick-service restaurant (“QSR”) industry through its Wendy’s operations, and within the full-service, casual dining restaurant industry through its O’Charley’s operations.

      QSR Industry

        The QSR industry is characterized by customers who are looking for quick, convenient and value-oriented meals that are ordered, paid for and picked up at a cash register. Within the quick-service market, the hamburger market segment comprises approximately half of the entire market (with the pizza, chicken, other sandwich, and Mexican and Asian market segments comprising a significant portion of the remainder). The hamburger market segment is dominated by McDonald’s, Burger King and Wendy’s. According to UBS Investment Research, an industry analyst, nearly 60% of the U.S. population is within three miles of a Wendy’s restaurant. In addition, over two-thirds of these meals are purchased through a drive-thru window. According to the National Restaurant Association (“NRA”), a restaurant industry trade association, the QSR industry is forecasted to have total sales of $134.2 billion in 2005. In addition, the industry is expected to post sales growth of 4.7% in 2005. According to the NRA, some of the primary challenges facing the QSR industry in 2005 will be heightened competition (including competition from nontraditional sources such as grocery and convenience stores and takeout from casual-dining restaurants), health-insurance costs, responding to health and nutritional trends, energy, labor and food costs, and adapting to consumer demands for choice and quality without sacrificing convenience and service.

        Most of the Wendy’s restaurants operated by the Company are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald’s, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. In recent years, these competitors have attempted to draw customer traffic through a strategy of deeply discounting the price of their primary food products. While the Company lowered the prices of certain menu items in the past 18 months, it does not believe that this is a profitable long-term strategy. Instead, it believes that the competitive position of a Wendy’s restaurant is ultimately enhanced by its unique qualities such as the use of fresh ground beef, a diverse menu, food prepared to order with an emphasis on quality, nutrition and taste, pleasant and speedy service, and the atmosphere of its restaurants.

        Based on information from Wendy’s International, average same-store restaurant sales for all franchised domestic Wendy’s restaurants was approximately $1,290,000 in 2004 and $1,268,000 in 2003, compared to Meritage’s average same-store restaurant sales (for restaurants in full operation during the given year) of $1,131,000 in 2004 and $1,059,000 in 2003. Meritage experienced an average same-store sales increase of approximately 6.8% in 2004, while the Wendy’s International franchised domestic Wendy’s restaurants averaged a same-store sales increase of approximately 1.8% in 2004.

      Casual Dining Restaurant Industry

        According to the NRA, projected sales at full-service restaurants (which includes fine, casual and family dining restaurants) in the U.S. in 2005 will be $164.8 billion, giving the industry a 5.0% growth rate over 2004, slightly lower than the 5.4% gain posted in 2004. Within the industry, 69% of casual-dining operators expect sales in 2005 to be better than sales in 2004. According to the NRA, the industry will continue to benefit from the spending of the baby-boomers (born between 1946 and 1964), the nation’s largest demographic group. The NRA reports that this group is now at their peak earning years and tends to go to casual-dining restaurants more frequently than people in other age groups. According to the NRA, the primary challenges facing the casual-dining industry in 2005 will be food and operational costs, labor costs, health care costs, adapting to the ever-changing tastes and preferences of its customers, responding to the desire for more convenience, competition, and retention of repeat customers. The repeat customer is a high priority as research shows that 60% to 75% of sales at full-service restaurants are derived from this demographic. Low-carbohydrate diets have also had an impact as six in ten full-service restaurants reported customer demand for “carb-controlled” items was higher than the previous year. Healthful options were an apparent trend in the past year as casual-dining restaurants reported more orders for entree salads and poultry items.

      Regional Outlook

        All of the Company’s restaurants are located within the State of Michigan. According to the NRA, the East North Central Region (which includes Michigan, Wisconsin, Illinois, Indiana and Ohio) is expected to experience an increase in total restaurant sales of 4.3% in 2005. The region’s restaurants are projected to register sales of $56 billion in 2005, with Michigan projected to account for $11.8 billion. The region is expected to post a 1.7% employment gain, with Michigan projected to be slightly higher at 1.8%. Income growth is also expected to improve in the region (2.8%), but remain below the national average (3.3%).

        In general, the Company intends to achieve growth by (i) developing O’Charley’s restaurants in its market area; (ii) developing and/or acquiring Wendy’s restaurants in other markets, and (iii) increasing sales and maintaining low costs at existing restaurants. The Company will continue to explore other acquisitions or developments that complement its restaurant operations.

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

      Risks and Governmental Regulations

        Meritage is subject to numerous uncertainties and risk factors inherent in the food service industry. These include, among others: competition; changes in local and national economic conditions; changes in consumer tastes and eating habits; concerns about the nutritional quality of quick-service or casual-dining menu items; concerns about consumption of beef or other menu items due to food-borne diseases such as E. coli, hepatitis, and mad cow; promotions and menu price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor, fuel and energy; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; insurance costs; the availability of an adequate number of managers and hourly-paid employees; directives issued by its franchisors regarding the Company’s operations; the franchisor’s nationally advertised pricing; the general reputation of Meritage’s and its franchisors’ restaurants; legal claims; and the recurring need for renovation and capital improvements.

        Also, the Company is subject to various federal, state and local laws and governmental regulations relating to, among other things, zoning, restaurant operations, public health certification regarding the preparation and sale of food, alcoholic beverage control, discharge of materials into the environment, sanitation and minimum wages. The Company believes its operations would be adversely affected if these permits or approvals were not obtained or renewed, or were terminated. The Company has no reason to anticipate, however, that this may occur. In addition, changes regarding minimum wage laws or other laws governing the Company’s relationship with its employees (e.g. overtime wages and tips, health care coverage, employment of minors, citizenship/immigration requirements, working conditions, etc.) could have an adverse effect on the Company’s operations.

        On average, 10% of an O’Charley’s restaurant sales are attributable to the sale of alcoholic beverages. Each O’Charley’s restaurant will have licenses from regulatory authorities allowing it to sell liquor, beer and wine. The failure of a restaurant to obtain or retain liquor service licenses could adversely affect operations. Once a liquor license is obtained, Meritage will be subject to “dram-shop” statutes and interpretations which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

        Of the 48 Wendy’s restaurants that the Company operates, it currently (i) owns the land and buildings comprising 28 restaurants, (ii) leases the land and buildings comprising 19 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from approximately 4 to 40 years. The structures range from being brand new to approximately 30 years old. However, Meritage recently performed major remodels on a number of its older Wendy’s restaurants such that all but one of its current Wendy’s restaurants are either five years old or newer, or have been recently remodeled. The land and buildings owned by the Company are subject to encumbrances described in “Financing and Encumbrances.” The company does not plan to develop new Wendy’s restaurants in the Company’s market area in fiscal 2005.

        Meritage completed nine sale and leaseback transactions in late 2004 and early 2005 involving some of its previously owned Wendy’s restaurants. The Company used some of the proceeds in its new restaurant development. The Company may enter into additional sale and leaseback transactions which could affect the number of owned versus leased sites.

        Each O’Charley’s restaurant is built to specifications provided by O’Charley’s Inc. as to its exterior style and interior decor. The typical O’Charley’s restaurant is a free-standing building ranging in size from approximately 6,400 to 6,800 square feet with seating for approximately 275 customers, including approximately 52 bar seats. In certain areas, the Company may also consider a smaller free-standing building of approximately 5,000 square feet with seating for approximately 190 customers. O’Charley’s restaurants seek to create a casual, neighborhood atmosphere through an open layout and exposed kitchen, and by tailoring the interior decor toward the local community. The exterior features red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted with warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events.

        The Company operates two O’Charley’s restaurants, one that is leased and one where the building is owned and the land is leased. The term of the leases (including options to renew) range from 20 to 33 years. One site is brand new and the other site is an extensive remodel of a former restaurant site that was approximately 12 years old. Encumbrances affecting these sites are described in “Financing and Encumbrances.” The company plans to develop three additional O’Charley’s restaurants in fiscal 2005.

        The Company leases approximately 7,500 square feet of office space located at 1971 East Beltline Ave., N.E., Suite 200, Grand Rapids, Michigan, which serves as the corporate headquarters and the registered office of the Company and its subsidiaries. The office, which is equipped with a 35-seat management training facility, is located very close to one of the Company’s Wendy’s restaurants and one of the Company’s O’Charley’s restaurants. The lease term, which runs through February 2006, contains three renewal periods of three years each.

        The Company believes that all of its properties are adequately covered by insurance.

      Financing and Encumbrances

        In fiscal 1998 and 1999, the Company borrowed $11,740,000 from Captec Financial Group, Inc. (“Captec”), now serviced by BNY Asset Solutions LLC, to purchase existing Wendy’s restaurants, refinance existing restaurant indebtedness, and build new Wendy’s restaurants. This long-term indebtedness is secured by the real estate and equipment of 11 Company-owned Wendy’s restaurants and an escrow fund containing approximately $1.15 Million. The Captec loans have terms ranging from fifteen to twenty years, require monthly payments of $99,980, and carry fixed interest rates that range from 7.8% to 8.5%.

        From fiscal 1999 through fiscal 2003, the Company borrowed $17,127,000 from Fleet Business Credit, LLC, which has since been acquired by Bank of America (“Fleet”), to build and equip 16 Wendy’s restaurants. This indebtedness was reduced by $7,524,000 in late fiscal 2004 and early fiscal 2005 as a result of eight sale-leaseback transactions. The remaining Fleet indebtedness is secured by the real estate and equipment associated with eight sites. All but one loan have 15-year terms and 20-year amortizations, require monthly payments of $66,308, and carry fixed interest rates ranging from 7.4% to 8.7%. One loan has 10-year term and 20-year amortization, requires a monthly payment of $6,467, and carries a variable interest rate equal to the 30-day LIBOR plus 2.75%. The Company’s CEO, Robert E. Schermer, Jr., has personally guaranteed $1.5 million of the Fleet loans. These guarantees terminate three years from the date of the loan provided certain Company financial covenants and conditions are otherwise met.

        From fiscal 2002 through fiscal 2004, the Company borrowed $9,709,000 from General Electric Capital Business Asset Funding Corporation (“GE”) to build and equip 8 Wendy’s restaurants. This long-term indebtedness is secured by the related real estate and equipment. The GE loans have 10-year terms and 20-year amortizations. Six loans carry fixed interest rates ranging from 6.4% to 7.8%, and require monthly payments of $51,682. Two loans carry floating interest rates equal to 2.55% over the 30-day LIBOR requiring monthly payments of $18,734. The Company also utilizes construction loan financing with GE for the development of its Wendy’s restaurants. This construction financing requires monthly payments of interest only at a variable interest rate equal to the 30-day LIBOR plus 2.75% until conversion into a permanent mortgage loan, after which it will have terms and rates as noted above.

        The Company holds a $2.4 million forward commitment from GE to provide additional financing for the construction and equipment associated with the development of two additional Wendy’s restaurants. Indebtedness under the commitments will be secured by the real estate and equipment of the new restaurants. The Company can choose between fixed interest rates (2.61% plus the 10-year Swap rate) or floating interest rates (2.55% over the 30-day LIBOR with an option to convert to a fixed rate during the first two years).

        In 2002, the Company borrowed $1,225,000 from Fifth Third Bank to build and equip one new restaurant. This long-term indebtedness is secured by the related real estate and equipment. This loan has a 5-year term and graduated amortization (from 18 to 13.5 years during the term of the loan), requiring graduated monthly payments (from $8,800 to $11,000 during the term of the loan), and carries a floating interest rate equal to Fifth Third Bank’s prime rate.

        In fiscal 2005, the Company borrowed $2,481,000 from Independent Bank West Michigan to build and equip two new O’Charley’s restaurants. One site is currently under construction. The long-term indebtedness is secured by the real estate and equipment of the owned site, and the building and equipment of a ground leased site. Pursuant to its commitment with Independent, the Company can draw up to $559,000 of additional funds from Independent to complete the construction of the second site. The Independent loans are variable rate loans with interest equal to the prime rate, have a 10-year term and 20-year amortization, and require monthly payments of principal and interest.

        The Company holds a $2,100,000 financing commitment from GE to provide financing for the construction and equipment associated with the development of one O’Charley’s restaurant. Indebtedness under this commitment will be secured by the equipment and real estate or leasehold interest associated with the new restaurant. The Company can choose between a fixed interest rate (3.11% plus the 10-year Swap rate) or a floating interest rate (3.05% over the 30-day LIBOR with an option to convert to a fixed rate during the first two years).

        The Company also holds a financing proposal from Irwin Financial Capital Corporation to finance up to $5,000,000 to construct and equip up to two O’Charley’s restaurants. Indebtedness under this proposal will be secured by the equipment and real estate or leasehold interest associated with the new restaurants. The Company can choose between various fixed or variable interest rate options, various terms and various amortization schedules that are similar to the Company’s other financing arrangements.

        The Company maintains a $2.6 million credit facility with Standard Federal Bank consisting of (i) a $600,000 line of credit secured by inventory and equipment of seven leased stores, and certain other receivables (currently maturing in April 2005), and (ii) a $2,000,000 revolving line of credit secured by real estate purchased with this facility (currently maturing in April 2006). The facility requires monthly payments of interest only at Standard Federal’s prime rate plus 0.25%. As of February 21, 2005, there is no outstanding balance on this credit facility.

        The loan documents relating to the above indebtedness contain financial covenants that require the maintenance of certain financial ratios. Certain loan documents also contain requirements that limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

        In addition to the financing arrangements described above, Meritage completed nine sale and leaseback transactions in late 2004 and early 2005 involving its Wendy’s restaurants. These transactions were part of an ongoing effort that Meritage announced in November 2004 to sell and leaseback a certain number of its Wendy’s restaurants to pay down long-term debt and increase cash on hand to support the Company’s strategic objective of maintaining a strong balance sheet and a less leveraged new store growth model. The Company collected $13,550,000 in net proceeds from the transactions, used $8,050,000 to pay down long-term indebtedness, and deposited the balance of $5,500,000 into the Company’s treasury. Some of the deposited proceeds were used in the Company’s restaurant development efforts. The Company may enter into additional sale and leaseback transactions containing similar terms which, in the aggregate, could result in additional net proceeds of approximately $13.4 million. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining net proceeds being deposited into treasury and available for general corporate purposes including new O’Charley’s and Wendy’s restaurant development.

Item 3.    Legal Proceedings.

        The Company is involved in various routine legal proceedings that are incidental to its business. Except as noted below, all of these proceedings arose in the ordinary course of the Company’s business and, in the opinion of the Company, any potential liability of the Company with respect to these legal proceedings will not, in the aggregate, be material to the Company’s consolidated financial statements. The Company maintains various types of insurance standard to the industry that, subject to deductibles, will insure over many claims and legal proceedings brought against the Company. In addition, several legal claims are regularly assumed by the Company’s vendors.

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

Item 4.    Submission of Matters to a Vote of Security-Holders.

        There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      Market Information

        Meritage’s common shares have been listed on the American Stock Exchange under the symbol “MHG” since 1999. The following table sets forth the high and low closing sales prices reported by the American Stock Exchange for the Company’s common shares for the two most recent fiscal years.

	High	Low
Fiscal Year Ended November 30, 2003
First Quarter	$5.04	$4.75
Second Quarter	$4.85	$4.03
Third Quarter	$4.50	$4.10
Fourth Quarter	$4.87	$4.05

	High	Low
Fiscal Year Ended November 28, 2004
First Quarter	$5.25	$4.45
Second Quarter	$5.10	$4.75
Third Quarter	$5.20	$4.95
Fourth Quarter	$5.05	$4.90

      Holders

        As of February 21, 2005, there were approximately 600 record holders of the Company’s common shares, which the Company believes represents approximately 1,200 beneficial holders.

      Dividends

        Meritage paid no dividends on its common shares in the 2003 or 2004 fiscal years. The Company did declare and pay a cash dividend in early fiscal 2005 as follows:

Date of Dividend	Per Share	Total Cash Dividend
January 19, 2005	$0.05	$262,091.40

The Company’s Board of Directors will consider additional dividends in the future, but has not adopted a dividend policy. Certain of the Company’s loan agreements contain covenants which may limit the Company’s ability to declare a cash dividend.

      Securities Authorized for Issuance Under Equity Compensation Plans

        The following is information as of February 21, 2005:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by
security holders:
1996 Management Equity Incentive Plan	695,275	$2.68	2,504
1996 Directors’ Share Option Plan (1)	62,000	$5.31	0
2002 Management Equity Incentive Plan	743,730	$4.99	6,270
2004 Directors’ Share Equity Plan	25,000	$4.98	125,000

Equity compensation plans not approved by
security holders:
1999 Directors’ Compensation Plan	(2)	(2)	(2)
2001 Directors’ Share Option Plan (3)	92,000	$4.69	26,000

Total	1,618,005	$3.97	159,774

(1)	The 1996 Directors’ Share Option Plan terminated in April 2001. Certain options granted under the Plan remain outstanding.
(2)	The 1999 Directors’ Compensation Plan, as amended, was adopted by the Board of Directors in February 1999. Pursuant to the Plan, all non-employee directors receive a retainer of $1,000 for each meeting of the Board of Directors attended, and $1,000 for each committee meeting attended. The committee fees are reduced by 50% if the committee meeting is held on the same day as a Board meeting. Compensation is paid quarterly in arrears. At the election of the director, compensation is paid in cash or with Company common shares which are priced at the average fair market value during the five trading days prior to the end of the fiscal quarter. The Plan will terminate pursuant to its terms on November 30, 2008.
(3)	The 2001 Directors’ Share Option Plan terminated in May 2004. Certain options granted under the Plan remain outstanding. The Plan, as amended, was adopted by the Board of Directors in May 2001. The Plan provided for 120,000 common shares to be the subject of options which may be granted to non-employee directors. Under the Plan, non-employee directors were granted an option to purchase 5,000 common shares upon initial election to the Board, and another option to purchase 1,000 common shares upon each subsequent election. The committee administering the Plan could also grant additional options on such terms and conditions as the committee may determine.

      Recent Sale of Unregistered Securities.

      Previously reported.

      Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

        The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the fourth quarter ending November 28, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
8/29/04 - 9/25/04	600	$5.07	600	246,004

Month #2
9/26/04 - 10/23/04	1,200	5.07	1,200	244,804

Month #3
10/24/04 - 11/28/04	2,700	5.07	2,700	242,104

Total	4,500	$5.07	4,500

(1)	In August 1999, the Board of Directors authorized the Company to repurchase from time to time, subject to capital availability, up to 200,000 shares of Meritage’s common stock through open market transactions or otherwise. This program was announced in November 1999. In February 2002, the Board authorized the repurchase of up to an additional 200,000 common shares under this program. The additional authorization of share purchases was announced in February 2002. There is no expiration date relating to this program, but the Board is permitted to rescind the program at any time.

Item 6. Selected Financial Data.

        The Company has elected a 52-53 week fiscal year for tax and financial reporting purposes. The fiscal year ends on the Sunday closest to November 30th. The following table sets forth the selected financial information of the Company for the fiscal years ended November 28, 2004, November 30, 2003 December 1, 2002, December 2, 2001, and November 30, 2000 (all of which contained 52 weeks).

(In thousands except for per share information)

	Fiscal Years
	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS
Food and beverage revenue	$53,303	$48,513	$45,953	$38,356	$33,105
Total operating expenses	51,906	46,684	43,409	36,702	33,407
Operating income (loss)	1,397	1,830	2,544	1,654	(302)
Net earnings (loss)	(489)	740	709	532	(1,353)
Preferred stock dividends	327	27	27	27	33
Net earnings (loss) on common shares	(816)	714	683	505	(1,386)
Earnings (loss) per common share - basic	$(0.15)	$0.13	$0.13	$0.10	$(0.25)
Earnings (loss) per common share - diluted	$(0.15)	$0.13	$0.12	$0.10	$(0.25)

BALANCE SHEET DATA
Property & equipment	$42,803	$41,288	$38,076	$28,781	$19,093
Total assets	56,125	50,030	46,712	37,837	27,045
Long-term obligations (1)	34,763	35,560	32,281	24,159	18,224
Stockholders' equity	12,183	8,374	7,609	6,337	4,531
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00	$0.00

(1)	For comparative purposes, long-term obligations include current portions of long-term obligations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Through its operation of 47 Wendy’s restaurants in Western and Southern Michigan, Meritage is the nation’s only publicly traded Wendy’s franchisee, and has been one of the fastest growing franchisees in the “Wendy’s Old Fashioned Hamburger” restaurants chain for the last several years, having averaged one new Wendy’s restaurant opening every eight weeks from 1999 through 2002. In addition, since fiscal 2001, Meritage remodeled and updated all but one of its existing Wendy’s restaurants, making the Company’s asset base among the finest in the entire Wendy’s system. These restaurants operate in the intensely competitive quick service restaurant industry and are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald’s, Burger King and Taco Bell) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. Wendy’s competes by offering a diverse menu, quality food prepared to order, pleasant and speedy service, and a pleasant atmosphere in its restaurants. It also competes by offering unique qualities such as the use of fresh ground beef.

        In December 2004, Meritage opened its 48th Wendy’s restaurant. New store growth, however, has slowed in the past two years as Meritage has essentially completed the development of Wendy’s restaurants in the West Michigan market. Also significant is the fact that Meritage completed nine sale and leaseback transactions in late 2004 and early 2005 involving some of its Wendy’s restaurants. The Company is using the proceeds to pay down long-term debt, increase cash on hand, and to help fund its new restaurant development efforts. The Company will likely enter into additional sale and leaseback transactions during fiscal 2005.

        The Company is also the first and nation’s only publicly traded O’Charley’s franchisee, holding the exclusive right to develop O’Charley’s restaurants in Michigan. In August 2004, the Company opened its first O’Charley’s restaurant in Grand Rapids. The second O’Charley’s restaurant was opened in February 2005 in the metropolitan Detroit area. Three additional restaurants are planned in fiscal 2005. O’Charley’s Inc. is the franchisor of the O’Charley’s casual service restaurant system that operates 220 restaurants in 16 states in the Southeast and Midwest. O’Charley’s restaurants are best known for the freshness and homemade quality of its food, a menu featuring specialty items such as hand-cut and aged steaks, freshly baked yeast rolls, and fresh cut salads with special recipe salad dressings.  Meritage’s development agreement calls for the development of a minimum of 15 O’Charley’s restaurants by July of 2010. The successful rollout of the O’Charley’s concept in Michigan could provide a significant increase in the Company’s future earnings and cash flow.

        Due to the recentness of the O’Charley’s openings, operations conducted in fiscal 2004 were primarily in the Wendy’s of Michigan Business Segment. In this segment, food and beverage revenue was up 8.1% compared to the prior year, primarily due to a 6.8% increase in same store sales. In addition, the average customer count per store increased 6% in fiscal 2004. Despite these results, fiscal 2004 proved to be a challenging year for the Company and the entire quick-service industry. Various factors that adversely affected operating results included a sluggish economic climate (especially in West Michigan where unemployment remains among the highest in the nation), intense price discounting by competitors that forced the Company to maintain lower menu prices that comply with Wendy’s national advertising campaign, and a significant increase in food commodity costs — in particular beef costs which were up 16% over the prior year. Where it maintains control, the Company has been successful in controlling costs and improving store operations. However, Meritage has little control over certain areas of its food costs as many products are purchased under contracts negotiated by Wendy’s International. Due to these high costs, the Company continues to evaluate its menu pricing with the goal of improving margins without jeopardizing its improved customer traffic trend.

Results of Operations

Wendy’s of Michigan Business Segment

        At November 28, 2004, the Company operated 47 Wendy’s restaurants in the quick service restaurant industry that constitutes Meritage’s Wendy’s of Michigan Business Segment. Results of operations for the years ended November 28, 2004, November 30, 2003, and December 1, 2002 are summarized below. For comparative purposes, corporate level general and administrative expenses have been included in the discussion of the Wendy’s of Michigan Business Segment.

	Statements of Operations
	$ in Thousands			% of Revenue
	2004	2003	2002	2004	2003	2002
Food and beverage revenue	$52,458	$48,513	$45,953	100.0%	100.0%	100.0%

Costs and expenses
Cost of food and beverages	14,401	12,272	11,184	27.5	25.3	24.3
Operating expenses	30,129	28,606	26,860	57.4	59.0	58.5
General and administrative
Restaurant operations	1,418	1,303	1,352	2.7	2.7	2.9
Corporate level expenses	1,187	1,266	1,239	2.3	2.6	2.7
Michigan single business tax	458	250	173	0.9	0.5	0.4
Depreciation and amortization	2,759	2,986	2,419	5.3	6.1	5.3
Goodwill amortization	--	--	182	--	--	0.4

Total costs and expenses	50,352	46,683	43,409	96.0	96.2	94.5

Earnings from operations	2,106	1,830	2,544	4.0	3.8	5.5

Other income (expense)
Interest expense	(2,603)	(2,388)	(2,026)	(5.0)	(4.9)	(4.4)
Debt extinguishment charges	(180)	--	--	(0.3)	--	--
Interest income	37	28	100	0.1	0.1	0.2
Other income	4	20	33	0.0	0.0	0.1
Gain on sale of non-operating
property	722	750	41	1.4	1.5	0.1

Total other income (expense)	(2,020)	(1,590)	(1,852)	(3.8)	(3.3)	(4.0)

Earnings before income taxes	$86	$240	$692	0.2%	0.5%	1.5%

Comparison of Fiscal Years 2004 and 2003

Revenue

        Food and beverage revenue increased 8.1% in fiscal 2004 compared to fiscal 2003. This increase was primarily the result of an increase in same store sales of 6.8%. Also contributing to the increase were sales of $1,874,000 from new stores not in operation a year ago. New store sales were partially offset by a loss of $996,000 in sales due to the permanent closing of two older restaurants during the year, and the temporary closing of another restaurant while it was being rebuilt. Average food and beverage revenue for Wendy’s stores in full operation during the same quarters of fiscal 2004 and fiscal 2003 (“same store sales”) is set forth below:

Average Sales per Store	2004	2003	Increase (Decrease)	Increase (Decrease)%
Fourth Quarter	$273,737	$274,073	$(336)	(0.1)%
Third Quarter	305,048	287,617	17,431	6.1%
Second Quarter	293,265	263,719	29,546	11.2%
First Quarter	259,321	233,846	25,475	10.9%

Total Year	$1,131,371	$1,059,255	$72,116	6.8%

        The increases in the first three quarters were primarily attributable to improved customer traffic and average customer ticket compared to the same periods last year as a result of (i) improved store operations including improved customer service times, (ii) successful new menu items including Homestyle Chicken Strips, a new salad, and new chicken sandwiches (“Chicken Temptations”), and (iii) softer sales in the same periods last year. Average same store sales in the fourth quarter are lower because the comparison is against the improving trend of customer traffic that began in the third quarter of fiscal 2003. Average customer count per store increased approximately 6% in fiscal 2004. The average ticket price increased only approximately 1% in fiscal 2004 as intense price discounting by competitors forced the Company to maintain lower menu prices such as our 99 cent SuperValue menu items. In addition, a slower economic recovery in West Michigan (unemployment remains among the highest in the nation) had a negative impact on sales. Management cautions that it remains difficult to accurately forecast how competitor discounting, menu price adjustments, consumer spending trends, the economic climate in West Michigan and the other factors noted above will affect the Company’s future revenue.

Cost of Food and Beverages

        The 8.7% increase in cost of food and beverages, as a percentage of revenue, from 25.3% of revenues to 27.5% of revenues, was primarily due to a significant increase in beef costs which were approximately 16% higher than in fiscal 2003. Beef purchases represented approximately 21% and 20%, respectively, of all food purchases in fiscal 2004 and fiscal 2003. Also contributing to the increase were higher raw food costs, including costs of bread, beverage syrup, chicken and dairy products, as well as an increase in the sales mix of menu items with lower profit margins. Meritage has little control over its food costs as it purchases its beef and other food items pursuant to agreements negotiated by Wendy’s International. Our food and beverage costs were in line with guidelines established by Wendy’s International.

Operating Expenses

        The Company responded to the increase in cost of food and beverages by emphasizing strong controls over operating expenses that it can control. Operating expenses for fiscal 2004, as a percentage of revenue, were reduced by 1.6 percentage points compared to fiscal 2003. The following table presents the expense categories that comprise operating expenses:

	2004	2003	Increase (Decrease)
As a percentage of revenue:
Labor and related expenses	32.8	34.3	(1.5)
Occupancy expenses	8.8	8.6	0.2
Advertising	4.0	4.0	0.0
Franchise fees	4.0	4.0	0.0
Paper costs	3.2	3.2	0.0
Other operating expenses	4.6	4.9	(0.3)

Total operating expenses	57.4	59.0	(1.6)

        The decrease in labor and related expenses was primarily due to a decrease in store management salaries of 1.3 percentage points combined with a slight decrease in hourly labor costs of 0.1 percentage points. This improvement is attributable to efforts by management to control labor and related payroll costs. Emphasis on controlling labor hours, combined with only a minor increase in average hourly labor rates, produced the reduction in hourly wages. The average hourly rate increased just $0.02 per hour in fiscal 2004 compared to fiscal 2003. Contributing to the improvement in store management salaries was (i) a reduction in the number of assistant managers at certain restaurants, (ii) replacing salaried assistant managers with hourly shift managers at certain restaurants, and (iii) the increase in same store sales as store management salaries are largely a fixed cost. The reduction in assistant managers has been accomplished without affecting operations or customer service. An increase in training costs was largely offset by savings in workers compensation costs. The Company changed to a self-insured workers compensation plan at the beginning of the fiscal year that resulted in reduced workers compensation costs.

        The slight increase in occupancy expense was primarily due to increases in property taxes and rent expense. These increases were partially offset by reductions in utility costs and property insurance.

        The reduction in other operating expenses for fiscal 2004 was primarily due to slight reductions in smallwares expense, equipment repairs and monthly fees charged for restaurant food cost/ management software programs. These reductions were partially offset by an increase in credit card fees (the Company began accepting credit cards on December 1, 2003).

General and Administrative

        Restaurant level general and administrative expenses increased $115,000 in fiscal 2004 compared to fiscal 2003. This increase was attributable to increases in (i) administrative payroll and related costs, (ii) costs associated with evaluating potential restaurants sites that the Company later determined not to develop, and (iii) costs associated with the development of a restaurant management software program that has been abandoned. Corporate level general and administrative expenses decreased $79,000 in 2004 compared to fiscal 2003. This decrease was due to the elimination of an executive position at the Meritage corporate level which was partially offset by increases in executive level incentive pay and contracted accounting services. Other increases in corporate level general and administrative expenses included increases in directors’ fees, and increase in independent auditor fees both of which were related, in part, to additional requirements required under the Sarbanes-Oxley Act of 2002.

        Michigan single business tax increased $208,000 in fiscal 2004. This increase was primarily due to (i) approximately $52,000 of additional tax resulting from the sale and leaseback of three restaurant properties, (ii) an assessment of single business tax from the Michigan Department of Treasury in July 2004 which was $51,000 more than what had been accrued (this assessment is described in detail in Part I, Item 3 – Legal Proceedings), and (iii) a $33,000 reduction in certain single business tax credits.

Depreciation and Amortization

        Depreciation and amortization expense decreased $227,000 in fiscal 2004. In the ordinary course of business, the Company occasionally experiences accelerated depreciation primarily due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building that is replaced by a new restaurant building on the same site. Accelerated depreciation related to these activities declined by $245,000 between fiscal 2003 and fiscal 2004 as the Company substantially completed its store remodel program by the end of the third quarter of fiscal 2003. This decrease was partially offset by depreciation expense associated with (i) new restaurants opened since the beginning of fiscal 2003, and (ii) significant store remodels that were completed in fiscal 2003. As a percentage of revenue, the increase in same store sales also contributed to the decrease in depreciation and amortization expense because they are fixed costs.

Interest Expense

        Interest expense increased $215,000 compared to fiscal 2003. This increase was attributable to (i) $117,000 in interest (which includes penalties) assessed by the Michigan Department of Treasury in July 2004 which is described in further detail under Part I, Item 3 – Legal Proceedings, (ii) interest related to additional long-term borrowings for new store development since the beginning of fiscal 2003, and (iii) the conversion of four mortgage loans from variable interest rates to fixed interest rates in anticipation of rising interest rates.

Debt Extinguishment Charges

        In the fourth quarter of 2004, the Company retired $1,666,000 of long-term indebtedness in connection with the sale and leaseback of two Wendy’s restaurant sites. The Company incurred $180,000 in prepayment penalties and the related write-off of the remaining unamortized financing costs associated with these loans.

Gain on Sale of Non-operating Property

        The gain on sale of non-operating property in fiscal 2004 resulted from the sale of (i) the Company’s 19% ownership interest in an entity that is a landlord of a Wendy’s restaurant, (ii) the purchase rights to a parcel of vacant land where a new Wendy’s restaurant was constructed and opened in December 2004, and (iii) surplus real estate located adjacent to one of the Company’s restaurants. The gain on sale of non-operating property in fiscal 2003 resulted from the sale of surplus real estate located adjacent to three Wendy’s restaurants. From time to time, the Company acquires excess real estate adjacent to a site it develops with the intent to later sell it for a profit. While the goal is to realize a gain on the disposition of such surplus real estate, there are no assurances that this will occur.

O’Charley’s of Michigan Business Segment

        At November 28, 2004, the Company operated one O’Charley’s restaurant in the casual dining restaurant industry that constitutes Meritage’s O’Charley’s of Michigan Business Segment. This store was only in operation for three months of fiscal 2004. Results of operations for the year ended November 28, 2004 are summarized below:

	$ (in thousands) 2004	% (of revenue) 2004
Food and beverage revenue	$ 845	100.0%

Costs and expenses
Cost of food and beverages	261	30.9
Operating expenses	519	61.4
Start-up and pre-opening costs	497	58.8
General and administrative expenses
Restaurant operations	238	28.2
Single Business Tax	6	0.7
Depreciation and amortization	33	3.9

Total costs and expenses	1,554	183.9

Net loss before income taxes	$ (709)	(83.9%)

        The Company opened its first O’Charley’s restaurant on August 24, 2004. Results for fiscal 2004 reflect the initial immaturity of this store. This store has shown improved operations each month of fiscal 2004 and the improvement in operations has continued into fiscal 2005. The start-up and pre-opening costs in fiscal 2005 included, but were not limited to, (i) the salary and related payroll costs of the O’Charley’s divisional president who was hired in January 2004 to coordinate the O’Charley’s operational rollout, (ii) travel, lodging and payroll and related payroll costs in connection with the training of the management team of both our first and second restaurant that opened February 8, 2005, (iii) internal accounting payroll and other administrative costs and external accounting and tax consulting fees in connection with the structuring of the O’Charley’s subsidiary, (iv) travel, meal and lodging costs of the O’Charley’s, Inc. training team that assisted in the training and opening of the first restaurant, (v) recruiting costs associated with staffing the first and second restaurants, and (vi) the cost of food used at the first restaurant during the training period prior to opening.

        New store pre-opening costs are estimated at approximately $200,000 per restaurant and the Company plans to open a total of four restaurants in fiscal 2005. As a result, a significant net loss before income taxes is expected from the O’Charley’s business segment in fiscal 2005 due to the pre-opening costs and operational inefficiencies that are normal in the early months of a new store’s operation.

Consolidated Operations

Income Tax Benefit

        An income tax benefit of $134,000 was recognized on a consolidated basis in fiscal 2004. This amount is less than the tax benefit computed at effective statutory rates due to an increase in the tax valuation allowance. This increase resulted from the assessment of the realizability of deferred tax assets which was partially offset by the elimination of the tax reserves based on changes related to known risks.

        The $500,000 income tax benefit in fiscal 2003 was the result of a reduction in the deferred tax valuation allowance related to the future use of the Company’s net operating loss carryforwards. This reduction was made based on the assessment of an increased likelihood of the realizabilty of deferred tax assets.

Comparison of Fiscal Years 2003 and 2002

Revenue

        Food and beverage revenue increased 5.6% in fiscal 2003 compared to fiscal 2002. This increase was attributable to revenue from new restaurants. Average food and beverage revenue for stores in full operation during the same quarters of fiscal 2003 and 2002 (“same store sales”) is set forth below:

Average Sales per Store	2003	2002	Increase (Decrease)	Increase (Decrease)%
Fourth Quarter	$ 269,395	$ 265,421	$ 3,974	1.5%
Third Quarter	280,360	298,098	(17,738)	(6.0)%
Second Quarter	259,478	287,238	(27,760)	(9.7)%
First Quarter	231,083	266,265	(35,182)	(13.2)%

Total Year	$1,040,316	$1,117,022	$(76,706)	(6.9)%

        The decrease in same store sales in fiscal 2003 was attributable to (i) intense price discounting by our primary competitors, (ii) the lowering of certain menu prices in January 2003 to comply with Wendy’s International’s national advertising, (iii) a sluggish economic climate in West Michigan which resulted in high unemployment within our market, and (iv) a negative sales impact at certain existing stores due to the opening of new stores. In addition, sales for the first six months of fiscal 2003 were impacted by strong sales in the first six months of 2002 over the comparable periods in 2001, and greater seasonal disparities including a harsher winter in 2003 compared to the winter of 2002, and colder than normal temperatures in the spring of 2003.

        These factors contributed to a decrease in average customer count per store of approximately 2% in fiscal 2003 compared to fiscal 2002, and a decrease in the average customer ticket of approximately 5%. An unfavorable sales trend was experienced throughout the quick-service restaurant industry in fiscal 2003. However, the negative sales trend that began in the third quarter of fiscal 2002 improved each quarter of fiscal 2003 due in part to improved operations, in the areas of service, cleanliness and safety control, along with continued superior food quality. After lighter customer traffic in the first half of fiscal 2003 compared to fiscal 2002, the average customer count was up nearly 1% in the third quarter of fiscal 2003 and up nearly 6% in the fourth quarter of 2003.

Cost of Food and Beverages

        The 4.1% increase in cost of food and beverages, as a percentage of revenue, from 24.3% of revenue to 25.3% of revenue, was due to (i) price reductions made to certain menu items in January 2003 resulting in an increase in the sales mix of these menu items which have lower profit margins compared to other menu items, and (ii) a significant increase in beef costs in the second half of 2003. Meritage purchased its beef pursuant to agreements negotiated by Wendy’s International. Meritage’s food and beverage costs for fiscal 2003 and fiscal 2002 were in line with guidelines established by Wendy’s International.

Operating Expenses

        Operating expenses in fiscal 2003, as a percentage of revenue, were consistent with fiscal 2002 (59.0% in fiscal 2003 compared to 58.5% in fiscal 2002). The following table presents the expense categories that comprise operating expenses:

	2003	2002	Increase (Decrease)
As a percentage of revenue:
Labor and related expenses	34.3	33.7	0.6
Occupancy expenses	8.6	8.6	0.0
Advertising	4.0	4.0	0.0
Franchise fees	4.0	4.0	0.0
Paper costs	3.2	3.2	0.0
Other operating expenses	4.9	5.0	(0.1)

Total operating expenses	59.0	58.5	0.5

        The increase in labor and related expenses as a percentage of revenue was largely a function of the decrease in same store sales. Store management salaries increased 0.7 percentage points, and crew labor increased 0.2 percentage points, due primarily to fixed costs as operations require minimum staffing levels despite lower sales volumes. In response, management implemented labor cost reductions and cost containment measures which have been successful in controlling labor and related costs. There was no change in the Company’s average labor rate in fiscal 2003 compared to fiscal 2002. This wage rate trend was slightly better than that experienced by Wendy’s International on a nationwide basis, but was reflective of the weaker economy in West Michigan. Reductions in training payroll and health insurance costs partially offset the increases in crew and management labor.

        Occupancy expenses were 8.6% of revenue in both fiscal 2003 and fiscal 2002, as increases in utility costs were offset by a reduction in property taxes and rent expense. The decrease in rent expense, as a percentage of revenue, was caused by an increase in the percentage of Company owned versus leased restaurants.

General and Administrative

        General and administrative expenses increased $55,000, from $2,764,000 in fiscal 2002 to $2,819,000 in fiscal 2003. The increase was attributable to a $77,000 increase in Michigan Single Business Tax expense due to the fiscal 2002 tax being lower than normal as a result of a tax refund from the filing of amended tax returns. Restaurant level general and administrative expense decreased due to a reduction in payroll and related fringe benefits and a reduction in recruiting costs. Reductions in corporate level payroll and related fringe benefits were slightly offset by increases in professional fees, directors’ fees and expenses, and directors and officers’ liability insurance. These increases were related in large part to additional requirements under the Sarbanes-Oxley Act of 2002 and a change in the Company’s independent auditors. As a percentage of revenue, general and administrative expenses decreased due to the increase in revenue.

Depreciation and Amortization

        The increase in depreciation and amortization expense was primarily due to the depreciation of buildings and equipment associated with new restaurants. The Company owns the nine stores it opened in fiscal 2002 and 2003. During this period, the Company also purchased three previously leased restaurants that were demolished and rebuilt. The decision to rebuild these restaurants and the closing of an existing restaurant whose lease had expired, combined with major remodels to other restaurants, resulted in accelerated depreciation of approximately $314,000 in fiscal 2003 due to the shortening of asset lives. The increase in depreciation expense was partially offset by a reduction in goodwill amortization expense of $182,000 for fiscal 2003 compared to fiscal 2002. Beginning in fiscal 2003, the Company ceased amortizing goodwill in accordance with Statement of Financial Accounting Standards No. 142 (Goodwill and Intangible Assets).

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

Gain on Sale of Non-operating Property

        The gain on sale of non-operating property in fiscal 2003 resulted from the sale of surplus real estate located adjacent to three Wendy’s restaurants.

Income Tax Benefit

        The $500,000 income tax benefit in fiscal 2003 was the result of a reduction in the deferred tax valuation allowance related to the future use of the Company’s net operating loss carryforwards. This reduction was made based on the assessment of an increased likelihood of the realizabilty of deferred tax assets.

Liquidity and Capital Resources

Cash Flows – Fiscal Year Ended November 28, 2004

        Cash and cash equivalents (“cash”) increased $2,709,000, to $3,478,000 as of November 28, 2004:

Net cash provided by operating activities	$2,360,000
Net cash used in investing activities	(6,836,000)
Net cash provided by financing activities	7,185,000

Net increase in cash	$2,709,000

        Net cash provided by operating activities increased $591,000 from fiscal 2003 due primarily to a $1,244,000 net change in current assets and liabilities. The increase in current liabilities was primarily due to a $1,082,000 increase in accounts payable related to the new O’Charley’s business segment, of which $989,000 was associated with two new restaurants under construction. This increase in current liabilities was partially offset by a decrease in net earnings of $653,000, after adjustments to reconcile net earnings to net cash provided by operating activities but before changes in current assets and liabilities.

        Net cash used in investing activities increased $1,737,000 from fiscal 2003 due to (i) a $796,000 increase in purchases of property, plant and equipment, (ii) a $163,000 increase in franchise fees, and (iii) a $900,000 decrease in proceeds from the sale of non-operating surplus property. The purchases of property, plant and equipment in fiscal 2004 included $3,981,000 used to develop new O’Charley’s restaurants, $2,575,000 used to develop new Wendy’s restaurants and $374,000 used to upgrade and remodel existing Wendy’s restaurants. In fiscal 2003, $5,398,000 was used to develop new Wendy’s restaurants and $769,000 was used to upgrade and remodel existing restaurants. The increase in franchise fees was for payments of $238,000 to O’Charley’s for franchise and development rights.

        Net cash provided by financing activities increased $3,987,000 from fiscal 2003 due to (i) net proceeds from a private placement totaling $7,206,000, and (ii) net proceeds of $1,869,000 from sale and leaseback transactions, after the retirement of the related mortgage debt and after funding of a debt escrow for a mortgage loan that prohibited early retirement. These increases were partially offset by (i) a $1,860,000 decrease in net loan proceeds used to finance new store development (after net increases/reductions to the Company’s line of credit), (ii) the use of $2,451,000 to repurchase 500,200 shares of Meritage common stock from a retiring executive, (iii) the payment of $300,000 in dividends to the holders of the Series B Convertible Preferred Shares sold in the private placement mentioned above, and (iv) an increase in payments on long-term obligations including capital leases of $287,000.

Cash Flows – Fiscal Year Ended November 30, 2003

        Cash and cash equivalents (“cash”) decreased $132,000, to $769,000 as of November 30, 2003:

Net cash provided by operating activities	$1,769,000
Net cash used in investing activities	(5,099,000)
Net cash provided by financing activities	3,198,000

Net increase in cash	$(132,000)

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

        Net cash provided by financing activities decreased $5,301,000 from fiscal 2002 due to (i) a $4,456,000 decrease in net loan proceeds used to finance new store development (after net increases/reductions to the Company’s line of credit), (ii) proceeds of $539,000 from a note receivable in the first quarter of fiscal 2002, and (iii) an increase in fiscal 2003 in principal payments on long-term obligations including capital leases of $387,000.

Financial Condition

        The Company’s operations are primarily in the quick service restaurant industry. As such, the Company’s working capital is typically negative. Due to the nature of our business and industry, we have no significant trade receivables and inventories are not significant due to the perishable nature of our products (primarily food items). Our current liabilities also include the current portion of long-term debt, which is a significant component of our current liabilities. Except for the positive impact on working capital from the completed and anticipated sale and leaseback transactions, we do not expect the nature of our working capital to change significantly as the Company begins expanding its O’Charley’s business segment. The net proceeds from sale and leaseback transactions are expected to be used in large part to help fund the development of the O’Charley’s business segment.

        As of November 28, 2004, Meritage’s current liabilities exceeded its current assets by $1,631,000 compared to November 30, 2003, when current liabilities exceeded its current assets by $3,245,000. At these dates, the ratios of current assets to current liabilities were 0.77:1 and 0.28:1, respectively. The primary reasons for the increases in cash and working capital were cash generated from the private equity offering in December 2003, and net cash proceeds from three sale and leaseback transactions involving Wendy’s restaurants completed in the fourth quarter of 2004, which are both described more fully below. The cash flows discussion provides details of the increase in cash and the most significant reasons for the increase in working capital.

        In fiscal 2004, cash generated from the Company’s Wendy’s operations were sufficient to meet obligations resulting from its Wendy’s operations and corporate level overhead including debt service and capital improvements. With similar results in fiscal 2005, cash generated from our Wendy’s operations, combined with cash on hand at November 28, 2004, would be sufficient to meet obligations resulting from the Company’s Wendy’s operations and corporate level overhead including debt service and capital improvements. During fiscal 2003, the Company completed a major store remodeling program such that all but one of the Company’s Wendy’s restaurants are no more than six years old or recently remodeled. As a result, capital expenditures for existing restaurants over the next twelve months are expected to be less than in recent years. Wendy’s fiscal 2005 cash flow will be negatively impacted by the sale and leaseback transactions because the rent expense under the new leases will exceed the debt service on the mortgages that were paid off.

        Of the nine sale and leaseback transactions completed to date involving Wendy’s restaurants, three were completed in the fourth fiscal quarter of 2004 and the remainder in fiscal 2005. The three transactions completed in fiscal 2004 involved three Wendy’s restaurants. Meritage collected approximately $3,600,000 in proceeds from the transactions, and after the retirement of the related mortgage debt and the payment of related prepayment penalties, Meritage netted approximately $1,800,000 in cash. From the six transactions completed subsequent to year end, the Company collected approximately $9,900,000 in proceeds and after the retirement of the related mortgage debt and the payment of prepayment penalties, the Company netted approximately $3,700,000 in cash. The nine sale and leaseback transactions resulted in deferred gains of approximately $5,600,000 which will be accounted for as a reduction in rent expense using the straight line method over the twenty year lease terms. The Company has a tax net operating loss carryforward of approximately $2,271,000 at November 28, 2004, which will be used to offset a portion of the taxable gains resulting from the sales. The Company expects to enter into additional sale and leaseback transactions containing similar terms which, in the aggregate, could result in additional net proceeds of approximately $13,400,000. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining net proceeds being deposited into treasury and available for general corporate purposes including new restaurant development.

        In addition to cash flow generated from Wendy’s operations and the sale and leaseback transactions, the Company owns the land and building (with no underlying debt) of a former restaurant site that is now under contract for sale with a closing date of March 31, 2005. The Company expects to net approximately $400,000 in cash from the sale of this property. This compares to proceeds from the sale of non-operating property of $425,000 in fiscal 2004, and $1,328,000 in fiscal 2003. In January 2005, the Company paid a $0.05 per special dividend to its common shareholders which totaled $262,000. The special dividend was paid from proceeds from the sale of non-operating surplus property.

        The Company has slowed its Wendy’s new store development since the beginning of fiscal 2003 compared to prior years. The Company opened three new restaurants in fiscal 2003, one new restaurant in fiscal 2004, and one new restaurant in fiscal 2005. It has no current plans to open additional Wendy’s restaurants in fiscal 2005. Any additional Wendy’s restaurants would depend primarily on the adequacy of new store sites. A new Wendy’s restaurant requires an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant. Any remaining investment is typically funded through long-term financing. Meritage has an existing financing commitment from GE Capital Franchise Finance Corporation (approximately $2.4 million) to build two new restaurants. The commitment requires a minimum 18% equity investment by Meritage. Borrowings will be secured with mortgages maturing in ten years with monthly payments based on a 20-year amortization schedule that permits Meritage to select either a fixed or variable interest rate. The variable interest rate under these loans is equal to 2.55% plus the one-month LIBOR rate. This commitment does not contractually obligate the Company to borrow any or all of this loan commitment amount as such loans are made on a restaurant-by-restaurant basis.

        Meritage’s loans and franchise agreements relating to its Wendy’s operations contain covenants requiring the maintenance of certain financial ratios including:

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

At November 28, 2004 Meritage was in compliance with these covenants. Financing related to our O’Charley’s development (described below) should not affect these covenants because the existing covenants are tied to our Wendy’s operations. Pursuant to its current commitment and financing proposal, O’Charley’s of Michigan (a separate subsidiary) will be the borrower under the O’Charley’s development and, as such, will be subject to separate (though similar) debt covenants.

        In December 2003, the Company completed a $7,500,000 private equity offering, the proceeds of which are primarily being used for the development of O’Charley’s restaurants. The offering included the issuance of 416,666 Units for $2,500,000, and 500,000 Series B Convertible Preferred Shares for $5,000,000. The Company used $2,451,000 of the proceeds to purchase 500,200 common shares from a retiring executive of the Company. After the purchase of these shares and the payment of costs associated with the private equity offering, stockholders’ equity increased approximately $4,750,000. Out of the $4,750,000 in net proceeds, the Company (i) paid $212,500 in franchise development fees to O’Charley’s upon execution of a development agreement, (ii) paid off the balance on its line of credit of approximately $362,000, and (iii) used $469,000 of the equity proceeds to pay off four Wendy’s restaurant equipment loans prior to their maturity. The Company also used approximately $788,000 of private equity proceeds to fund the land improvements, building construction and equipment for its first O’Charley’s restaurant which opened August 24, 2004, along with the related start-up and pre-opening costs associated with the O’Charley’s rollout during this fiscal year. In addition, because the O’Charley’s business segment is not currently generating positive cash flow, offering proceeds were used to make the $100,000 quarterly dividend payment on the Company’s Series B Convertible Preferred Stock, including the dividend payments made April 1, 2004, July 1, 2004, October 1, 2004 and January 1, 2005. The Company expects to use additional offering proceeds or net proceeds from the sale and leaseback transactions discussed above to make the remaining dividend payments in fiscal 2005.

        Meritage’s development agreement with O’Charley’s requires the Company to open a minimum of fifteen restaurants by July 2010, one in fiscal 2004, three in fiscal 2005, two each in fiscal years 2006 and 2007, three each in fiscal years 2008 and 2009, and one in fiscal 2010. New O’Charley’s restaurants owned by Meritage require an investment in real estate and equipment. We estimate that the total cost to open all 15 O’Charley’s restaurants will be approximately $39 to $48 million, or approximately $2.6 to $3.2 million per restaurant, with land and site development being the significant variables.

        The Company holds a two-store financing commitment from a bank to provide up to $1,040,000 in financing for a restaurant subject to a ground lease, and up to $2,000,000 for a restaurant where the Company owns the land, building and equipment. Under this commitment, the Company is required to make an equity contribution of 20% of the total project costs. Subsequent to year end, the Company borrowed $1,040,000 for the restaurant subject to the ground lease, and has borrowed $1,441,000 for construction financing for the owned store currently under construction. The Company can draw up to $559,000 of additional funds to complete the construction of this site. These loans are variable rate loans with interest equal to the prime rate, have a 10-year term and 20-year amortization, and require monthly payments of principal and interest.

        The Company holds a $2,100,000 financing commitment from GE Capital to provide financing associated with the development of one O’Charley’s restaurant. The commitment requires a minimum 20% equity investment by Meritage of the total project costs. The Company can choose between fixed interest rates (3.11% plus the 10-year swap rate) or floating interest rates (3.05% over the 30-day LIBOR with an option to convert to a fixed rate during the first two years). The Company also holds a financing proposal from Irwin Financial Capital Corporation to finance up to $5,000,000 to construct and equip up to two O’Charley’s restaurants. The proposal would require a minimum 20% equity investment by Meritage of the total project costs. The Company can choose between various fixed or variable interest rate options, various terms, and various amortization schedules that are similar to the Company’s other financing arrangements. The Company believes that financing available under these commitments and proposals will be sufficient for the Company’s O’Charley’s development in fiscal 2005 and into fiscal 2006.

        These commitments for O’Charley’s development do not contractually obligate the Company to borrow any or all of the loan commitment amounts as such loans are made on a restaurant-by-restaurant basis. In addition to owning restaurants subject to mortgages, the Company also anticipates that it will lease the land and building for one or two new O’Charley’s restaurant over the next twelve months.

        The Company maintains a $2.6 million credit facility with Standard Federal Bank consisting of (i) a $600,000 line of credit secured by inventory and equipment of seven leased stores, and certain other receivables (currently maturing in April 2005), and (ii) a $2,000,000 revolving line of credit secured by real estate purchased with this facility (currently maturing in April 2006). The facility requires monthly payments of interest only at Standard Federal’s prime rate plus 0.25%. As of February 21, 2005, there was no outstanding balance on this credit facility.

        The Company is using proceeds from the private equity offering and from the sale and leaseback transactions previously described to finance equity contributions for the initial O’Charley’s restaurant development. The Company expects to have at least five O’Charley’s restaurants open by the end of fiscal 2005. Thereafter, cash generated from these restaurants is expected to cover a significant portion of the equity contributions for the development of future O’Charley’s restaurants (e.g., 20% of the total costs under the GE Capital and Irwin Financial financing proposals). In addition to owning, the Company will also lease some of its O’Charley’s restaurants. For leased sites, the Company plans to own its equipment, although equipment financing (lease or debt) may be available from various lenders.

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

        As discussed above, proceeds from the private equity offering, from the sale and leaseback transactions and from the financing commitments obtained, will be used to fund the development of the O’Charley’s business over the next twelve months. Because the Company has slowed its Wendy’s new store growth and its remodeling program is substantially complete, Meritage believes that it will be able to meet Wendy’s and corporate overhead current obligations over the next twelve months with cash on hand and cash generated from operations. In addition, Meritage could use other sources to meet its current obligations over the next twelve months including:

•	borrowing on its $2.6 million line of credit;
•	net cash proceeds from future sale and leaseback transactions;

•	financing or deferring capital expenditures;
•	deferring new store openings;
•	financing or leasing equipment packages at new restaurants;
•	selling non-operating surplus real estate; or
•	leasing rather than owning O'Charley's restaurant sites.

        There can be no assurances, however, that Meritage will be able to complete the above activities or that completion would yield the results expected.

Off-balance Sheet Arrangements

        At November 30, 2003, the Company was a 19% owner of a real estate investment company that is the landlord of one of the Company’s restaurants. As a 19% owner, the Company guaranteed 19% of a $2.8 million mortgage used to finance the acquisition and development of the real estate. In January 2004, the Company sold its 19% interest in this entity to its CEO and its obligations under the guaranty were concurrently terminated. The sale was authorized by a special committee of disinterested independent directors who obtained a fairness opinion.

        In 2002, the Company guaranteed the indebtedness of its CEO to a bank in the amount of $538,900 in connection with the CEO’s purchase of 250,000 shares of the Company’s common stock. In May 2004, the Company’s guaranty was fully and permanently discharged.

Contractual Obligations

        The following table sets forth the Company’s contractual obligations at November 28, 2004:

	Payments Due by Period
Contractual Obligation	Total	1 Year	2-3 Years	4-5 Years	Thereafter
Long-term obligations and lines
of credit	$34,763,000	$2,243,000	$2,731,000	$3,572,000	$26,217,000
Operating leases	14,586,000	1,236,000	2,274,000	2,182,000	8,894,000
Franchise development fees	188,000	50,000	50,000	75,000	13,000
Capital expenditure
commitments	1,145,000	1,145,000	--	--	--
Convertible cumulative preferred
stock (1)	427,000	427,000	--	--	--
Purchase obligations (2)	2,495,000	600,000	1,200,000	695,000	--

Total Contractual Obligations	$53,604,000	$5,701,000	$6,255,000	$6,524,000	$35,124,000

(1)	See Note H – Convertible Cumulative Preferred Stock in the consolidated financial statements beginning on page F-1 for the terms of the preferred stock.
(2)	Purchase obligations represent unearned vendor allowances related to long-term agreements with the Company’s beverage suppliers to purchase fountain beverage syrup. The amounts represent estimated allowances to be earned using actual fiscal 2004 purchases to estimate future purchases. This obligation is included on the balance sheet under the caption “unearned vendor allowances.”

Critical Accounting Policies

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company’s consolidated financial statements (beginning on page F-1). Certain of these accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company. The material accounting policies that the Company believes are most critical to the understanding of the Company’s financial position and results of operations that require significant management estimates and judgments are discussed below.

        The Company has self-insured its employee health care programs since May 2002, and the Wendy’s of Michigan business segment workers’ compensation costs since December 2003. The costs associated with benefits paid under employee health benefit programs are self-insured up to a $25,000 per participant stop loss level. The estimated health benefit program’s liability is based on historical loss experience provided by its third party administrator and judgments about the present and expected levels of claim costs including claims incurred but not reported. The Wendy’s of Michigan business segment is self-insured for workers’ compensation claims up to a $200,000 per claim stop loss level with maximum aggregate claims of $507,000 per policy year. The workers’ compensation liability is based on estimated loss reserves provided by the Company’s third party administrator and on management’s knowledge of open claims. Since the Company has been self-insured for a limited period, and because of the unpredictable nature of self-insurance, actual future events could result in adjustments to our estimated liability.

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

        Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for furniture and equipment and up to 30 years for buildings. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the various leases. These estimates require assumptions that are believed to be reasonable. In the ordinary course of business the Company, from time to time, experiences accelerated depreciation due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building that is replaced by a new restaurant building on the same site. The Company also leases various restaurant properties, some of which contain rent escalators. In accordance with FASB Technical bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) rent expense for leases containing rent escalators is accounted for using the straight line method over the term of the leases. The Company uses renewal options in determining straight line rent and depreciation of leasehold improvements only when an economic compulsion to renew exists, such as when the Company owns a building subject to a ground lease.

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

        The Company has $4,430,000 of goodwill recorded at November 28, 2004, related to prior acquisitions. Current accounting standards require that goodwill must be reviewed for impairment at least annually and as indicators of impairment occur. The annual evaluation of goodwill impairment requires the use of estimates about future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

Inflation and Changing Prices

        The impact of inflation on the cost of food and beverages, labor and related expenses, occupancy costs, equipment, land and construction costs could adversely affect the Company’s operations. In fiscal 2004, inflation did not have a significant impact on the Company’s operations with the exception of historically higher than normal beef costs and other commodity costs. These higher than normal beef and commodity costs have carried over into fiscal 2005. Periodic increases in food, labor and other operating expenses such as insurance and utility costs would normally be passed on to customers in the form of price increases. However, highly competitive market conditions have limited the Company’s ability to offset higher beef and commodity costs through menu price increases.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 80% of its debt is at fixed interest rates which limits financial instrument risk. Some of the Company’s variable rate mortgage loans contain provisions that permit the Company to convert to a fixed interest rate at certain periods during the loan term. During fiscal 2004, four of these loans were converted to fixed rate loans. This provision allows the Company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s International utilizes various purchasing and pricing techniques in an effort to minimize volatility. Most of the Company’s O’Charley’s food purchases are made through the commissary operated by O’Charley’s, Inc. These purchases can also be affected by fluctuating commodity prices. Presently, these purchases are not significant compared to the Company’s total food purchases.

        Based on the discussions above, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices such as the cost of beef may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company’s ability to offset higher beef and commodity costs through menu price increases.

Item 8.    Financial Statements and Supplementary Data.

        The financial statements and supplementary data included in the report under this Item are set forth at the end of this report beginning on page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        In February 2003, Meritage determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Grant Thornton LLP (“Grant Thornton”), and to engage Ernst & Young LLP (“Ernst & Young”) as its new independent auditors. The change in auditors was approved by the Audit Committee of the Board of Directors. Previous to that, the Audit Committee interviewed Ernst & Young after reviewing a proposal that Ernst & Young submitted. As a result, Ernst & Young has audited the fiscal 2003 and 2004 consolidated financial statements contained in this Report.

        Grant Thornton’s report on the Company’s consolidated financial statements for the fiscal year ended December 1, 2002, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal year ended December 1, 2002, and through the date of dismissal (the “Relevant Period”), (1) there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company’s consolidated financial statements for such years; and (2) there were no reportable events as described in Item 304(a)(1)(v) (“Reportable Events”) of the Securities and Exchange Commission’s Regulation S-K.

        During the Relevant Period, neither the Company nor anyone acting on its behalf, consulted with Ernst & Young regarding (1) the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (2) any matter that was the subject of either a disagreement or a reportable event.

Item 9A.    Controls and Procedures.

        As of November 28, 2004, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, General Counsel, and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of November 28, 2004. There have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

        In connection with the audit of, and the issuance of an unqualified report on, the consolidated financial statements for the year ended November 28, 2004, the Company’s auditors, Ernst & Young LLP, identified certain deficiencies in the design and operation of internal controls related to accounting, analysis and documentation of income taxes, which collectively represents a material weakness in internal control over financial reporting. In response, the Company is undertaking the following initiatives to specifically address this matter:

•	Beginning with the first quarter of fiscal 2005, the Company intends to expand the planned review of the financial statement closing process to include a comprehensive review and analysis of the quarterly and annual tax closing process, and implement resulting recommendations to enhance our existing procedures.
•	The Company will engage a public accounting firm (other than our independent auditors) or an entity with appropriate expertise to assist us in implementing necessary procedures, and on a quarterly basis review or prepare schedules or other documentation necessary to support our tax account balances.
•	In connection with the quarterly reviews of our unaudited financial statements, the Company will provide the above documentation to the independent auditors to further ensure accounting for income taxes is being properly reported in the financial statements.

Item 9B.   Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

      Directors, Executive Officers and Significant Employees

        The following is information concerning the current directors, executive officers and significant employees of the Company as of February 21, 2005:

		Common Shares Beneficially Owned
Name and Age (1)	Position	Amount	Percentage
Robert E. Schermer, Sr.(2)(3)(4) 69	Chairman of the Board of Directors	824,478	15.7%

Robert E. Schermer, Jr.(3)(5)(6) 46	Chief Executive Officer, President and Director	934,533	16.8%

Robert H. Potts(6) 51	Vice President of Real Estate	100,953	1.9%

James R. Saalfeld(6) 37	Vice President, Secretary, Treasurer and General Counsel	144,752	2.7%

James P. Bishop(2)(3)(7)(8)(9) 64	Director	72,789	1.4%

Stephen L. Gulis, Jr. (2)(7)(8) 47	Director	5,199	*

Joseph L. Maggini(2)(7)(9) 65	Director	449,588	8.5%

Brian N. McMahon(2)(8)(9) 52	Director	29,655	*

All Current Executive Officers and		2,561,947	43.6%
Directors as a Group (8 persons)

   * Less than 1%

(1)	Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.
(2)	Includes options held by non-employee directors that are presently exercisable, or exercisable within 60 days, pursuant to the 1996 Directors’ Share Option Plan, the 2001 Directors’ Share Option Plan and the 2004 Directors’ Share Equity Plan as follows: for Mr. Schermer, Sr. 30,750 shares, for Mr. Bishop 33,750 shares, for Mr. Gulis 5,000 shares,. for Mr. Maggini 30,750 shares, and for Mr. McMahon 28,655 shares.
(3)	Executive Committee Member.
(4)	Includes 8,500 shares held by Mr. Schermer, Sr.‘s wife.
(5)	Includes 8,450 shares held by Mr. Schermer, Jr. as a custodian for his minor children.
(6)	Includes options presently exercisable, or exercisable within 60 days, pursuant to the 1996 Management Equity Incentive Plan and the 2002 Management Equity Incentive Plan as follows: for Mr. Schermer, Jr. 293,850 shares, for Mr. Potts 52,250 shares, and for Mr. Saalfeld 123,065 shares.
(7)	Compensation Committee Member.
(8)	Audit Committee Member.
(9)	Nominating & Corporate Governance Committee Member.

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

        Stephen L. Gulis, Jr. has been a director of the Company since September 1, 2004. Mr. Gulis is the Executive Vice President, Chief Financial Officer and Treasurer of Wolverine World Wide, Inc. (NYSE: WWW), a West Michigan-based international manufacturer and retail marketer of branded and licensed footwear and performance leathers. Since November 2004, Mr. Gulis has served on the Board of Directors and Audit Committee of Independent Bank Corporation (NASDAQ: IBCP), a $3 billion Michigan-based bank holding company.

        Brian N. McMahon has been a director of the Company since August 21, 2003. Mr. McMahon has been a partner with the law firm of Shumaker, Loop & Kendrick, LLP since 1995. Previously, he was General Counsel for Checkers Drive-In Restaurants, Inc., and served as Senior Legal Counsel for Wendy’s International, Inc.

      Corporate Governance

        The Company’s Audit Committee was comprised of Messrs. Bishop, Maggini and McMahon through August of 2004, and Messrs. Bishop, Gulis and McMahon since September 1, 2004. Each Audit Committee member is able to read and understand fundamental financial statements. James P. Bishop has been designated as the Audit Committee financial expert, and each member of the Committee is independent as that term is used in Item 7(d)(3(iv) of Schedule 14A.

        The Board of Directors adopted a Code of Ethics in December 2003 that applies to its principal executive officer, principal accounting officer and controller, and all other persons performing similar functions. Shareholders may obtain a copy of the Code of Ethics, without charge, upon request of Meritage’s Corporate Secretary.

        There have been no changes to the procedure by which security holders may recommend nominees to Meritage’s Board of Directors.

        Additional information regarding corporate governance will be contained in the Company’s proxy statement to be issued in connection with the 2005 Annual Shareholders’ Meeting.

      Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons owning more than ten percent of the Company’s common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 2004 all filing requirements were met except for Mr. Schermer, Jr. who, on two occasions, untimely reported purchases aggregating 300 common shares, and for Messrs. Bishop, Maggini, McMahon and Schermer, Sr. who untimely reported the automatic annual grant of 5,000 options under the 2004 Directors’ Share Equity Plan.

Item 11.    Executive Compensation.

        The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000 in fiscal 2004:

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
Name and Principal Position	Fiscal Year	Salary		(1) Bonus	Securities Underlying Options	Other Annual Compensation
Robert E. Schermer, Jr	2004	$185,000	(2)	$73,655	125,000	--
Chief Executive Officer &	2003	$171,000	(2)	$46,743	25,000	--
President	2002	$172,000	(2)	$39,715	71,631	--

James R. Saalfeld	2004	$116,844		$44,182	100,000	--
Vice President, General	2003	$112,350		$33,020	20,000	--
Counsel, Secretary & Treasurer	2002	$113,096		$25,860	54,018	--

Robert H. Potts	2004	$112,350		$43,059	100,000	--
Vice President of Real Estate	2003	$112,350		$33,520	20,000	--
	2002	$112,346		$25,860	22,000	--

Robert E. Riley	2004	$83,884	(2)	$18,442	--	--
Former President(3)	2003	$165,734	(2)	$46,743	25,000	--
	2002	$164,731	(2)	$39,715	71,631	--

(1)	Includes bonuses earned during the fiscal year but paid in the next fiscal year.
(2)	Also received an annual automobile allowance.
(3)	Mr. Riley served as President until January 16, 2004 at which time he resigned. Mr. Riley continues to perform services for the Company for which he is compensated.

      Stock Options

        The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary Compensation Table and the appreciation of such options:

OPTION GRANTS IN FISCAL 2004

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal 2004	Exercise Price ($ per share)	Expiration Date	5%	10%
Robert E. Schermer, Jr	125,000	26.6%	$4.85	2/19/14	$381,331	$966,363
James R. Saalfeld	100,000	21.3%	$4.85	2/19/14	$305,065	$773,090
Robert H. Potts	100,000	21.3%	$4.85	2/19/14	$305,065	$773,090
Robert E. Riley	--	--	--	--	--	--

FISCAL 2004 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year End	Value of Unexercised In-the-Money Options at Fiscal Year End
Name	Shares Acquired on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable
Robert E. Schermer, Jr	--	--	269,836 / 157,000	$536,613 / $52,505
James R. Saalfeld	--	--	126,509 / 112,750	$188,953 / $24,810
Robert H. Potts	--	--	42,500 / 114,500	$62,590 / $24,810
Robert E. Riley	--	--	257,825 / 28,806	$558,464 / $18,220

      Director Compensation

        Non-employee directors receive a retainer of $1,000 for each meeting of the Board of Directors attended, and $1,000 for each committee meeting attended. Committee meeting fees are reduced by 50% if the committee meeting is held on the same day as a Board meeting. Compensation is paid quarterly in arrears. At the election of each director, compensation is paid in cash or Company common shares which are priced at the average fair market value during the five trading days prior to the end of the fiscal quarter. Audit Committee members receive an additional quarterly payment of $1,500 cash.

        Each non-employee director is also granted an option to purchase 5,000 common shares upon initial election to the Board, and another option to purchase 5,000 shares upon each subsequent election. The exercise price is the last closing sale price reported on the date of grant. A director who is also an employee of Meritage is not separately compensated for serving as a director.

      Employment Contracts

        There are no employment contracts between the registrant and an executive officer.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Other than certain of the Company’s directors and officers as identified in Item 10 above, no other shareholders are known by the Company to beneficially own 5% or more of the Company’s outstanding common shares as of February 21, 2004, except as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Paul C. Drueke 2100 Raybrook, Suite 301 Grand Rapids, MI 49546	271,580	5.2%

Common Shares	JB Resources, LLC 32 Market Avenue, S.W. Grand Rapids, MI 49503	500,000	9.1%

Common Shares	Peter D. Wierenga 3703 S. Division Avenue Grand Rapids, MI 49503	271,109	5.0%

        As required by Item 201(d) of Regulation S-K, the Company incorporates in this Item 12 the Equity Compensation Plan Information table contained in Item 5 of this report.

Item 13.     Certain Relationships and Related Transactions.

        On February 9, 2001, Meritage completed the sale of 762,500 unregistered common shares at $2.1556 per share in a private placement. The proceeds of the placement were used for the continued development of its Wendy’s operations. Mr. Schermer, Jr., the Company’s CEO, purchased 250,000 common shares in the private placement. In March 2002, Meritage provided a guaranty to the financial institution that advanced funds to Mr. Schermer to purchase the 250,000 shares. The Board determined that the transaction was beneficial and fair to Meritage for several reasons including the fact that Mr. Schermer had personally guaranteed over $4.2 million of Meritage’s long-term indebtedness. In May 2004, the Company’s guaranty was fully and permanently discharged.

        In December 2003, the Company completed a private equity offering of Units and Series B Convertible Preferred Shares (the “Preferred Shares”). Each Unit was priced at $6.00 and consists of one common share and warrants to purchase one common share. The warrants are divided into one-half each of a Class A Warrant to purchase one common share at a price of $6.00 per share expiring six years from the date of issuance, and a Class B Warrant to purchase one common share at a price of $9.00 per share expiring nine years from the date of issuance. The Preferred Shares were priced at $10.00 each, and are convertible into common shares at any time beginning on the first anniversary of the date of issuance at a conversion price of $5.57 per common share, taking each Preferred Share at its liquidation value of $10.00 per Preferred Share. The Preferred Shares have an annual dividend rate of $.80 per share. A total of $7.5 million was raised from 35 purchasers in the private equity offering. Pursuant to this offering, on December 22, 2003, Joseph L. Maggini, a member of the Board of Directors, purchased 166,666 Units (i.e., 166,666 Meritage common shares, and warrants to purchase an additional 166,666 Meritage common shares), and 100,000 Preferred Shares. On the same day, a limited liability company of which Robert E. Schermer, Jr. (the Company’s CEO and a director) is a 40% owner, purchased 250,000 Units (i.e., 250,000 Meritage common shares, and warrants to purchase an additional 250,000 Meritage common shares), and a limited liability company of which Mr. Schermer is a 50% owner purchased 100,000 Preferred Shares. The Board obtained a valuation analysis, and a special committee of disinterested independent directors obtained a fairness opinion, regarding aspects of the private offering.

        In December 2003, the Company purchased all of Robert E. Riley’s (the Company’s past President and a director) and his spouse’s outstanding Meritage common shares (500,200 shares) at a price of $4.90 per share pursuant to a stock redemption agreement approved by the Board of Directors. Under the agreement, the Company received other considerations from Mr. Riley. Funds from the private offering described above were used to purchase the Riley shares. Pursuant to the agreement, on January 16, 2004, Mr. Riley resigned as an officer and director of the Company, but continues to work for the Company in other capacities.

        In January 2004, pursuant to a purchase and sale agreement, Mr. Schermer, Jr. purchased from the Company a 19% interest in a real estate investment company that is the landlord of one of the Company’s Wendy’s restaurants. The purchase price was $190,000. The agreement was authorized by a special committee of disinterested independent directors, who obtained a fairness opinion. Due to Mr. Schermer’s purchase of the 19% interest, all of the Company’s future payments under the lease dated March 23, 2000 (i.e., total rent payments of approximately $9,500 per month) will be to an entity that is owned, in part, by a related party.

        On August 19, 2004, the Audit Committee of the Board reviewed and approved a transaction whereby the Company would sell two pieces of surplus property, and assign the right to acquire a vacant parcel, to an entity in which the Company’s CEO and President, Robert Schermer, Jr., maintains a minority ownership interest through a limited liability company that Mr. Schermer partially owns. Pursuant to the transactions, two of the parcels will be leased back to the Company, one for the operation of a new Wendy’s restaurant and one for the operation of a new O’Charley’s restaurant. The form of sale and lease documents used are consistent with those used by the Company in similar transactions with unrelated third parties. The total purchase price for all three parcels is $1,652,000. In approving the above described transaction, the Audit Committee obtained a report from the Company’s legal counsel and controller, and opinions from disinterested brokers and advisors. In addition, because Mr. Schermer’s participation was to facilitate the transactions, the Company obtained an agreement from Mr. Schermer, Jr. whereby he will give to the Company any proceeds he receives pursuant to his ownership interest in the purchasing entity to the extent they exceed his equity investment in the purchasing entity, interest incurred on indebtedness related to such investment, and losses he may incur in connection with such investment. Two of the three sales described above have closed, with the third sale set to close in March 2005. In January 2005, the limited liability company that Mr. Schermer partially owns divested itself of its interest in the entity which entered into the transactions with the Company described in this paragraph, thereby eliminating Mr. Schermer’s personal interest in these properties.

Item 14.     Principal Accountant Fees and Services.

        The Audit Committee of the Board engaged Ernst & Young LLP as the Company’s independent auditors for the 2003 and 2004 fiscal years. The aggregate fees billed by Ernst & Young in the last two fiscal years are summarized below:

	2003	2004
Audit Fees (1)	$60,000	$ 72,000
Audit Related Fees (2)	5,195	15,500
Tax Fees (3)	5,600	51,165
All Other Fees (4)	--	--

Total	$70,795	$138,665

(1)	Audit fees are the fees billed for professional services rendered by Meritage’s independent auditors for their audit of Meritage’s consolidated annual financial statements for the years ended November 30, 2003 and November 28, 2004, and reviews of the unaudited quarterly consolidated financial statements contained in reports on Form 10-Q filed by Meritage.
(2)	Audit-related fees are the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Meritage’s financial statements. (1)

(3)	Tax fees are the fees billed for services related to tax compliance, tax advice and tax planning. Tax services performed for Meritage by its independent auditors included compliance, planning and advice with respect to Meritage and its subsidiaries.
(4)	All other fees are the fees billed for services other than those in the three categories previously described.

The Audit Committee has determined that the provision of the foregoing non-audit services was compatible with maintaining the auditors’ independence. The services described above were approved by the Audit Committee pursuant to the policy described below.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

        The Audit Committee has adopted a Policy Regarding the Approval of Audit and Permissible Non-Audit Services that sets forth the guidelines and procedures pursuant to which the Company must follow before engaging any firm to provide audit services on behalf of the Company. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services, and is subject to a specific budgeted amount. For services provided by the independent auditors, the Audit Committee considers whether such services are consistent with SEC rules on auditor independence, as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. Management and the independent auditors periodically report to the Audit Committee regarding the extent of services in accordance with the pre-approvals, and the fees for the services performed to date.

Item 15.    Exhibits and Financial Statement Schedules.

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

    (a)(3)        Exhibit List.

        The following documents are exhibits to this Annual Report:

Exhibit No.	Description of Document

3.1	Amended and Restated Articles of Incorporation (1).

3.2	Restated and Amended Bylaws (2).

10.1	Sample Construction Loan Agreement with Captec Financial Group, Inc. (3).

10.2	Sample Promissory Note with Captec Financial Group, Inc. regarding real estate financing (3).

10.3	Sample Mortgage with Captec Financial Group, Inc. regarding real estate financing (3).

10.4	Sample Promissory Note with Captec Financial Group, Inc. regarding leasehold financing (3).

10.5	Sample Mortgage with Captec Financial Group, Inc. regarding leaseholdfinancing (3).

10.6	Sample Promissory Note with Captec Financial Group, Inc. regarding business value financing (3).

10.7	Sample Security Agreement with Captec Financial Group, Inc. regarding business value financing (3).

10.8	Sample Loan Agreement with Fleet Business Credit Corporation (4).

10.9	Sample Promissory Note with Fleet Business Credit Corporation (4).

10.10	Sample Mortgage with Fleet Business Credit Corporation (4).

10.11	Sample Guaranty with Fleet Business Credit Corporation (4).

10.12	Sample Promissory Note with GE Capital Franchise Finance Corporation (5).

10.13	Sample Mortgage with GE Capital Franchise Finance Corporation (5).

10.14	Sample Guaranty with GE Capital Franchise Finance Corporation (5).

10.15	Sample Construction Loan Agreement with GE Capital Franchise Finance Corp.(6)

10.16	Promissory Note for Line of Credit with Standard Federal Bank (1).

10.17	Promissory Note for Revolving Line of Credit with Standard Federal Bank (1)

10.18	Business Loan Agreement regarding Line of Credit with Standard Federal Bank.(1).

10.19	Security Agreement regarding Line of Credit with Standard Federal Bank.(1)

10.20	Forward Commitment with Independent Bank for financing of O’Charley’s Development. (7).

10.21	Sample Purchase Agreement relating to sale and leaseback transactions.(8)

10.22	Sample Lease Agreement relating to sale and leaseback transactions. (8).

10.23	Consent Agreement dated May 1997 between Wendy’s International, Inc., Wendy’s of Michigan, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise Agreement, Guaranties, and Release of Claims attached as exhibits (9).

10.24	Agreement and Consent dated August 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer, Jr., and Christopher B. Hewett (3).

10.25	Agreement and Consent dated December 1998 between WM Limited Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., Meritage Capital Corp., MCC Food Service Inc., S & Q Management, LLC, Robert E. Schermer, Jr., Christopher B. Hewett, and Ray E. Quada (10).

10.26	Agreement and Consent dated June 2001 between WM Limited Partnership — 1998, Meritage Hospitality Group Inc., MHG Food Service Inc., RES Management, LLC, S & Q Management, LLC, Robert E. Schermer, Jr. and The Estate of Ray E. Quada (11).

10.27	Development Agreement between O’Charley’s Inc., Meritage Hospitality Group Inc., and OCM Development Company, LLC, with Sample Confidentiality and Non-Compete Agreement, Guaranty and Lease Rider attached (1).

10.28	Sample Operating Agreement between O’Charley’s Inc., Meritage Hospitality Group Inc., and OCM Food Service, LLC, with Sample Confidentiality and Non-Compete Agreement, Software License and Support Agreement and Guaranty attached (1).

10.29	Sample indemnification agreement for officers and directors of the Company (12).

10.30	Indemnification Agreement among Meritage Hospitality Group Inc., MHG Food Service Inc., WM Limited Partnership — 1998, RES Management, LLC, and Robert E. Schermer, Jr. (11).

10.31	Guaranty by Meritage Hospitality Group Inc. to Huntington National Bank relating to Promissory Note by Robert E. Schermer, Jr. to Huntington National Bank – now discharged (13).

10.32	Stock Redemption Agreement among Meritage Hospitality Group Inc., Robert E. Riley and his spouse (14) and (1).

10.33	Purchase and Sale Agreement among Meritage Hospitality Group Inc. and Robert E. Schermer, Jr. regarding purchase of 19% interest in real estate investment company (1).

10.34	Pass-Through Agreement with Robert E. Schermer, Jr. regarding real estate sales to related party entity (15).

10.35	Warrant Agreement among Meritage Hospitality Group Inc. and LaSalle Bank, NA with form of Class A and Class B Warrants to purchase Meritage common stock (1).

Management Compensatory Contracts

10.36	Amended 1996 Management Equity Incentive Plan (1).

10.37	Amended 1996 Directors’Share Option Plan (1).

10.38	Amended 2001 Directors’ Share Option Plan (1).

10.39	Amended 1999 Directors’Compensation Plan (1).

10.40	Amended 2002 Management Equity Incentive Plan (1).

10.41	Amended 2004 Directors’Share Equity Plan (15).

10.42	2005 Executive Incentive Plan (16).

10.43	Form Option Grant to Management (17).

10.44	Form Option Grant to Directors (7).

14	Code of Ethics (1).

21	Subsidiaries of the Registrant (1).

23.1	Consent of Ernst & Young LLP for fiscal years 2003 and 2004 (7).

23.2	Consent of Grant Thornton LLP for fiscal year 2002 (7).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (7).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (7).

32.1	Section 1350 Certification of Chief Executive Officer (7).

32.2	Section 1350 Certification of Chief Financial Officer (7).

        Exhibits previously filed and incorporated by reference from:

(1)	The Annual Report on Form 10-K for the Company’s fiscal year ended November 30, 2003.

(2)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended June 2, 2002.

(3)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended August 31, 1998.

(4)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended May 31, 1999.

(5)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended September 1, 2002.

(6)	The Annual Report on Form 10-K for the Company’s fiscal year ended December 1, 2002.

(7)	Filed herewith

(8)	Form 8-K filed December 3, 2004.

(9)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended May 31, 1997.

(10)	The Annual Report on Form 10-K for the Company’s fiscal year ended November 30, 1998.

(11)	The Annual Report on Form 10-K for the Company’s fiscal year ended December 2, 2001.

(12)	The Annual Report on Form 10-K for the Company’s fiscal year ended November 30, 1997.

(13)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended March 3, 2002.

(14)	Amendment No. 3 to Schedule 13D for Robert E. Riley dated September 10, 2003.

(15)	The Quarterly Report on Form 10-Q for the Company’s fiscal quarter ended August 29, 2004.

(16)	Form 8-K filed January 21, 2005.

(17)	Form 8-K filed December 20, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2005	MERITAGE HOSPITALITY GROUP INC. BY: /s/ Robert E. Schermer, Jr. —————————————— Robert E. Schermer, Jr. President & Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert E. Schermer, Sr.	Chairman of the Board of Directors	February 22, 2005
Robert E. Schermer, Sr.

/s/ Robert E. Schermer, Jr.	President, Chief Executive Officer and	February 22, 2005
Robert E. Schermer, Jr.	Director (Principal Executive Officer)

/s/ William D. Badgerow	Controller (Principal Financial &	February 22, 2005
William D. Badgerow	Accounting Officer)

/s/ James P. Bishop	Director	February 22, 2005
James P. Bishop

/s/ Stephen L. Gulis, Jr.	Director	February 22, 2005
Stephen L. Gulis, Jr.

/s/ Joseph L. Maggini	Director	February 22, 2005
Joseph L. Maggini

/s/ Brian N. McMahon	Director	February 22, 2005
Brian N. McMahon

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheets of Meritage Hospitality Group Inc. and Subsidiaries as of November 28, 2004 and November 30, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended November 28, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and Subsidiaries as of November 28, 2004 and November 30, 2003, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 28, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, in fiscal 2003 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
January 12, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Meritage Hospitality Group, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows for Meritage Hospitality Group Inc. for the year ended December 1, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows for Meritage Hospitality Group Inc. for the year ended December 1, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Southfield, Michigan
December 19, 2002 (except for Note E,
   which the date is January 31, 2003)

Meritage Hospitality Group Inc. and Subsidiaries

Consolidated Balance Sheets

November 28, 2004 and November 30, 2003

ASSETS

	November 28, 2004	November 30, 2003
Current Assets
Cash and cash equivalents	$3,478,215	$769,072
Receivables	191,841	76,214
Inventories	288,951	262,058
Prepaid expenses and other current assets	246,494	144,001
Restricted cash - debt escrow	1,128,247	--

Total Current Assets	5,333,748	1,251,345

Property, Plant and Equipment, net	42,802,985	41,287,877

Deferred Income Taxes	654,500	694,000

Other Assets
Note receivable	640,000	323,568
Non-operating property	339,911	269,949
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of
$204,615 and $164,311, respectively	1,207,885	1,010,689
Financing costs, net of amortization of
$171,905 and $148,466, respectively	588,879	606,976
Deposits and other assets	127,030	156,210

Total Other Assets	7,333,554	6,797,241

Total Assets	$56,124,787	$50,030,463

Meritage Hospitality Group Inc. and Subsidiaries

Consolidated Balance Sheets — Continued

November 28, 2004 and November 30, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	November 28, 2004	November 30, 2003
Current Liabilities
Current portion of long-term obligations	$2,242,897	$1,419,028
Current portion of obligations under capital lease	--	53,937
Line of credit - short term	262,850	--
Trade accounts payable	2,339,686	1,057,370
Accrued liabilities	2,119,037	1,966,280

Total Current Liabilities	6,964,470	4,496,615

Unearned Vendor Allowances	2,494,558	3,073,429

Deferred Gain - Sale Leaseback Transactions	1,963,338	--

Long-Term Obligations	32,519,886	34,086,701

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	--
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,251,932 and
5,360,203, respectively	52,520	53,603
Additional paid in capital	17,928,994	13,635,104
Accumulated deficit	(5,804,274)	(5,315,284)

Total Stockholders' Equity	12,182,535	8,373,718

Total Liabilities and Stockholders' Equity	$56,124,787	$50,030,463

The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended November 28, 2004, November 30, 2003 and December 1, 2002

	2004	2003	2002
Food and beverage revenue	$53,302,657	$48,513,456	$45,952,990

Cost and expenses
Cost of food and beverages	14,661,710	12,272,050	11,183,572
Operating expenses	30,925,213	28,606,742	26,860,460
General and administrative expenses	3,526,312	2,819,095	2,763,970
Depreciation and amortization	2,792,259	2,985,929	2,600,921

Total cost and expenses	51,905,494	46,683,816	43,408,923

Earnings from operations	1,397,163	1,829,640	2,544,067

Other income (expense)
Interest expense	(2,603,041)	(2,388,080)	(2,025,713)
Debt extinguishment charges	(180,181)	--	--
Interest income	36,840	28,192	99,961
Other income, net	4,400	19,990	33,356
Gain on sale of non-operating property	721,829	750,716	40,636

Total other expense	(2,020,153)	(1,589,182)	(1,851,760)

(Loss) earnings before income taxes	(622,990)	240,458	692,307

Income tax benefit	134,000	500,000	17,000

Net (loss) earnings	(488,990)	740,458	709,307

Preferred stock dividends	326,568	26,568	26,568

Net (loss) earnings on common shares	$(815,558)	$713,890	$682,739

(Loss) earnings per common share - basic	$(0.15)	$0.13	$0.13

(Loss) earnings per common share - diluted	$(0.15)	$0.13	$0.12

Weighted average shares outstanding - basic	5,280,923	5,347,531	5,332,134

Weighted average shares outstanding - diluted	5,280,923	5,648,252	5,685,789

The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable From Sale of Shares	Accumulated Deficit	Total
Balance at December 3, 2001	$295	$ --	$53,238	$13,534,302	$(538,900)	$(6,711,913)	$6,337,022
Payment received on note receivable
from sale of common stock	--	--	--	--	538,900	--	538,900
Issuance of 19,001 shares of common
stock	--	--	190	50,498	--	--	50,688
Preferred stock dividends declared	--	--	--	--	--	(26,568)	(26,568)
Net earnings	--	--	--	--	--	709,307	709,307

Balance at December 1, 2002	$295	--	$53,428	$13,584,800	$--	$(6,029,174)	$7,609,349
Issuance of 18,203 shares of common
stock	--	--	183	54,380	--	--	54,563
Purchase of 800 shares of
common stock	--	--	(8)	(4,076)	--	--	(4,084)
Preferred stock dividends declared	--		--	--	--	(26,568)	(26,568)
Net earnings	--	--	--	--	--	740,458	740,458

Balance at November 30, 2003	$295	$ --	$53,603	$13,635,104	$--	$(5,315,284)	$8,373,718

Meritage Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Note Receivable From Sale of Shares	Accumulated Deficit	Total
Balance at December 1, 2003	$295	$--	$53,603	$13,635,104	$ --	$(5,315,284)	$8,373,718

Issuance of 424,329 shares of common
stock and related warrants, net of
offering costs	--	--	4,243	2,434,803	--	--	2,439,046
Issuance of 500,000 shares of
Series B convertible preferred
stock, net of offering costs	--	5,000	--	4,799,067	--	--	4,804,067
Purchase of 532,600 shares of
common stock	--	--	(5,326)	(2,613,412)	--	--	(2,618,738)
Preferred stock dividends declared	--	--	--	(326,568)		--	(326,568)
Net loss	--	--	--	--	--	(488,990)	(488,990)

Balance at November 28, 2004	$295	$5,000	$52,520	$17,928,994	$ --	$(5,804,274)	$12,182,535

The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

	2004	2003	2002
Cash Flows From Operating Activities
Net (loss) earnings	$(488,990)	$740,458	$709,307
Adjustments to reconcile net earnings to net
cash provided by operating activities
Depreciation and amortization	2,792,259	2,985,929	2,600,921
Amortization of financing costs	58,471	58,000	43,858
Debt extinguishment charges	36,760	--	--
Amortization of deferred gain from sale leaseback
transactions	(4,049)	--	--
Deferred income taxes	39,500	(694,000)	--
Compensation paid by issuance of common stock	37,013	31,500	28,000
Gain on sale of non-operating property	(721,829)	(750,716)	(40,636)
Decrease in unearned vendor allowances	(578,871)	(548,307)	(543,971)
Decrease (increase) in current assets
Receivables	(115,627)	159,552	(106,604)
Inventories	(26,893)	(53,861)	(5,489)
Prepaid expenses and other current assets	(102,493)	17,188	40,696
Increase (decrease) in current liabilities
Trade accounts payable	1,282,316	(409,343)	(116,582)
Income taxes payable	--	--	(17,264)
Accrued liabilities	152,757	232,440	158,562

Net cash provided by operating
activities	2,360,324	1,768,840	2,750,798

Cash Flows From Investing Activities
Purchase of property, plant and equipment	(6,962,399)	(6,166,884)	(11,916,966)
Purchase of non-operating property	(39,585)	(118,573)	(5,658)
Payment for franchise agreements	(237,500)	(75,000)	(150,000)
Proceeds from sale of operating assets	--	29,547	800
Proceeds from sale of non-operating property	428,220	1,327,724	40,636
(Increase) decrease in deposits and other assets	(24,787)	(95,666)	18,392

Net cash used in investing activities	(6,836,051)	(5,098,852)	(12,012,796)

Meritage Hospitality Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

	2004	2003	2002
Cash Flows From Financing Activities
Proceeds from borrowings on line of credit	$524,850	$629,688	$3,295,238
Principal payments on line of credit	(624,135)	(2,481,719)	(2,081,071)
Proceeds from long-term obligations	3,003,499	6,616,451	8,005,871
Principal payments on long-term obligations	(3,384,310)	(1,136,554)	(791,996)
Payments on obligations under capital lease	(53,937)	(348,805)	(306,305)
Payments of financing costs	(77,134)	(73,501)	(157,546)
Increase in restricted cash - debt escrow	(1,128,247)	--	--
Proceeds from sale leaseback transactions	4,663,490	--	--
Payments received on note receivable	--	--	538,900
Proceeds from issuance of common stock and warrants	2,500,000	23,063	22,688
Proceeds from issuance of preferred stock	5,000,000	--	--
Private placement offering costs	(293,900)	--	--
Purchase of common stock	(2,618,738)	(4,084)	--
Preferred stock dividends paid	(326,568)	(26,568)	(26,568)

Net cash provided by financing
activities	7,184,870	3,197,971	8,499,211

Net increase (decrease) in cash	2,709,143	(132,041)	(762,787)

Cash and cash equivalents - beginning of year	769,072	901,113	1,663,900

Cash and cash equivalents - end of year	$3,478,215	$769,072	$901,113

Supplemental Cash Flow Information
Cash paid for interest	$2,552,000	$2,337,000	$1,956,000
Cash paid for income taxes	$--	$--	$--

Schedule of Non-Cash Investing and
Financing Activities
Sale of non-operating property
Selling price of asset	$791,562	$--	$--
Note receivable obtained from buyer	640,000	--	--

Cash down payment received from buyer	$151,562	$--	$--

The accompanying notes are an integral part of these financial statements.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies

The Company currently conducts its business in the quick-service and casual dining restaurant industries. At November 28, 2004, the Company operated 47 Wendy’s Old Fashioned Hamburgers quick service restaurants under franchise agreements with Wendy’s International Inc., and one O’Charley’s full service casual dining restaurant under franchise agreements with O’Charley’s Inc. All operations of the Company are located in Michigan.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MHG Food Service Inc., MHG West, Inc., OCM Food Service, LLC, and OCM Development, LLC. Intercompany balances and transactions have been eliminated in consolidation.

Fiscal Period

The Company has elected a 52/53 week fiscal period for tax and financial reporting purposes. The fiscal period ends on the Sunday closest to November 30. The three years in the period ended November 28, 2004 each contained 52 weeks.

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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at November 28, 2004 were $65,000, consisting entirely of corporate variable rate put bonds. The Company had no cash equivalents at November 30, 2003.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Restricted Cash – Debt Escrow

In September 2004 the Company sold one of its restaurant properties that was subject to a mortgage. Under the terms of the mortgage agreement, the loan contains a 7-year lock-out provision that prohibits early retirement of the debt prior to September 1, 2005. As such, upon the sale of the property collateralizing the loan, the Company was required to deposit $1,145,109 into escrow accounts to be used to make the monthly loan payments of $10,759 through August 1, 2005 and a final payment due on September 1, 2005 in the amount of $1,015,200 to retire the debt.

Receivables

Receivables consist primarily of amounts due the Company for gift certificates sold by the Company’s franchisors and other franchisees that have been redeemed at the Company’s restaurants and amounts due the Company from sales charged on debit and credit cards. No allowance for doubtful accounts is deemed necessary.

Inventories

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method, and consist of restaurant food items, beverages and serving supplies.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for furniture and equipment and up to 30 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the various leases including renewal periods when there is a compulsion to renew as the result of a penalty. Interest costs on borrowings are capitalized during the construction period of new restaurants. Interest capitalized was approximately $12,000, $8,000 and $35,000 for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impact to the consolidated financial statements due to this impairment review for the years ended November 28, 2004, November 30, 2003, and December 1, 2002.

Franchise Agreement Costs

Franchise agreement costs capitalized under the Wendy’s business segment are amortized using the straight-line method over the terms of each individual franchise agreement including options, given the Company’s historical pattern and economic compulsion to renew. Costs capitalized under the O’Charley’s business segment are amortized using the straight-line method over the initial term of each individual franchise agreement only, since this is a new operating concept for the Company.

Financing Costs

Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the various loan agreements.

Liquor Licenses

Costs incurred to initially obtain liquor licenses are capitalized and amortized using the straight-line method over the same term as the related restaurant franchise agreement. Annual costs to renew existing liquor licenses are expensed as incurred.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Goodwill

Effective December 2, 2002, the Company adopted Statement of Financial Accounting (“SFAS”) No. 142, Goodwill and Intangible Assets, and accordingly ceased amortizing goodwill. The Company determines its reporting units for goodwill based on its operating business segments. All goodwill is related to the Wendy’s of Michigan business segment. The Company tests goodwill for impairment annually in the fourth quarter of each fiscal year. For the years ended November 28, 2004 and November 30, 2003 the tests indicated no goodwill impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 30 years. The effect of applying the non-amortization provisions of SFAS No. 142 for the year ended December 1, 2002, was as follows:

Reported net earnings	$709,307
Add back goodwill amortization, net of tax	181,529

Adjusted net earnings	$890,836

Net earnings per share - basic
Reported net earnings	$0.13
Add back goodwill amortization, net of tax	0.03

Adjusted net earnings per share	$0.16

Net earnings per share - diluted
Reported net earnings	$0.12
Add back goodwill amortization, net of tax	0.03

Adjusted net earnings per share	$015

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

The Company’s Wendy’s business segment is self-insured for workers’ compensation claims up to a $200,000 per claim stop loss level and maximum aggregate claims of $507,000 per policy year. The Company bases its estimated liability on estimated loss reserves provided by the Company’s third party administrator and on management’s knowledge of open claims.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Unearned Vendor Allowances

Up-front consideration received from vendors linked to future purchases is initially deferred, and then is recognized as earned vendor allowances as the purchases occur over the term of the vendor arrangement in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The Company has entered into long-term agreements with its beverage suppliers. The agreements require the Company to purchase 1,948,000 gallons of fountain beverage syrup from the suppliers over the terms of the agreements. In exchange, the Company received $4,948,000 in marketing and conversion funds that, in accordance with the provisions of EITF 02-16 are being recognized as a reduction to cost of food and beverages as the gallons of fountain beverage syrup are purchased. At November 28, 2004 and November 30, 2003, 927,000 and 1,100,000 gallons, respectively, remained to be purchased under the agreements.

Stock-Based Compensation

The Company currently accounts for its stock based employee compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, which was acceptable during 2004 (see Recently Issued Accounting Standards), no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company’s net earnings (loss) and net earnings (loss) per common share would have been as follows for the years ended November 28, 2004, November 30, 2003, and December 1, 2002:

	2004	2003	2002
Net (loss) earnings as reported	$(488,990)	$740,458	$709,307
Less: Total stock-based employee
compensation expense determined under
fair value based method	993,463	587,016	503,617

Pro forma net (loss) earnings	$(1,482,453)	$153,442	$205,690

Net (loss) earnings per share - basic
As reported	$(0.15)	$0.13	$0.13
Pro forma	$(0.34)	$0.02	$0.03

Net (loss) earnings per share - diluted
As reported	$(0.15)	$0.13	$0.12
Pro forma	$(0.34)	$0.02	$0.03

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Stock-Based Compensation (continued)

Stock based employee compensation expense determined under the fair value based method in accordance with SFAS No. 123, has not been presented net of tax. To do so would create a deferred tax asset which would have required an offsetting valuation allowance.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in 2004, 2003 and 2002: dividend yield of 0%; expected volatility of 62.1% — 65.1% in 2004, 67.0% — 71.3% in 2003, and 42.5% in 2002; risk-free interest rates ranging from 4.1% — 4.7% in 2004, 3.6% — 4.5% in 2003, and 5.6% in 2002; and expected life of ten years.

Advertising Costs and Other Franchise Fees

Advertising costs and fees due under the Company’s franchise agreements are based primarily on a percentage of monthly food and beverage revenue. These costs are charged to operations as incurred. Advertising expense was approximately $2,126,000, $1,941,000, and $1,838,000 for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

Pre-opening Costs

Pre-opening costs represent costs incurred prior to a restaurant opening and are expensed as incurred. Pre-opening costs related to the Company’s O’Charley’s business segment were approximately $497,000 for the year ended November 28, 2004. The Company began operations in the casual dining business in 2004.

Income Taxes

Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing earnings (loss) on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share for the years ended November 28, 2004, November 30, 2003, and December 1, 2002:

	2004	2003	2002
Numerators
Net (loss) earnings	$(488,990)	$740,458	$709,307
Less preferred stock dividends	326,568	26,568	26,568

Net (loss) earnings on common shares -
basic and diluted	$(815,558)	$713,890	$682,739

Denominators
Weighted average common shares
outstanding - basic	5,280,923	5,347,531	5,332,134
Effect of dilutive securities
Stock options	--	300,721	353,655

Weighted average common shares
outstanding - diluted	5,280,923	5,648,252	5,685,789

For the years ended November 28, 2004, November 30, 2003, and December 1, 2002, convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion of preferred stock would be antidilutive.

For the year ended November 28, 2004, exercisable stock options were not included in the computation of diluted earnings per share because the effect of exercising stock options would be antidilutive due to the net loss on common shares. For the years ended November 30, 2003, and December 1, 2002, certain exercisable stock options were not included in the computations of diluted earnings per share because the option prices were greater than the average market prices for the periods. At November 30, 2003, and December 1, 2002, the number of stock options outstanding which were not included in the calculation of diluted earnings per share, and the ranges of exercise prices, were 322,730 at $4.95 — $7.00, and 207,730 at $5.16 — $7.00, respectively.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Earnings (Loss) Per Common Share (continued)

Certain exercisable stock warrants were not included in the computation of diluted earnings per share for the year ended November 28, 2004, because the effect of exercising the stock warrants would be would be antidilutive due to the net loss on common shares. The stock warrants were issued in December 2003.

Fair Value of Financial Instruments

The estimated fair values of financial instruments have been determined in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, receivables, notes receivable, trade accounts payable, borrowings under the Company’s short-term line of credit and long-term obligations. The Company’s estimate of the fair values of these financial instruments approximates their carrying value at November 28, 2004 and November 30, 2003, except for long-term obligations, which has been disclosed in Note E – Long-Term Obligations and Line of Credit.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, as revised December 2003 (FIN 46(R)). This new rule requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity’s activities, or is entitled to receive a majority of the entity’s residual returns, or both. The Company has no variable interests in entities where it is the primary beneficiary, as defined by FIN 46(R), and therefore the adoption of FIN 46(R) had no effect on the Company’s consolidated financial statements.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note A – Nature of Business and Significant Accounting Policies (Continued)

Recently Issued Accounting Standards (continued)

In December 2004, the FASB issued a revision of SFAS No. 123, Share Based Payment, (SFAS 123(R)), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123(R) at the beginning of the fourth fiscal quarter of 2005. While the Company currently discloses the pro-forma effects of its stock based awards, it is currently evaluating the impact that the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated financial statements.

Note B – Property, Plant and Equipment

Property, plant and equipment are summarized as follows at November 28, 2004 and November 30, 2003:

	2004	2003
Land and improvements	$18,851,964	$17,700,289
Buildings and improvements	18,782,314	17,948,013
Furnishings and equipment	12,521,630	11,457,994
Leasehold improvements	1,126,802	1,071,759
Leased property under capital leases	--	873,100
Construction in progress	1,167,302	941,184

	52,450,012	49,992,339
Less accumulated depreciation and amortization	(9,647,027)	(8,704,462)

	$42,802,985	$41,287,877

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements – Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note B – Property, Plant and Equipment (Continued)

Depreciation and amortization expense was approximately $2,752,000, $2,926,000, and $2,371,000 for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

In the ordinary course of business the Company, from time to time, experiences accelerated depreciation primarily due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building that is replaced by a new building on the same site. Accelerated depreciation related to these activities included in the depreciation amounts above was approximately $69,000, $314,000, and $159,000 for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively.

Note C – Note Receivable

Note receivable at November 28, 2004 consisted of a mortgage note receivable, collateralized by land adjacent to one of the Company’s restaurants. The mortgage note requires monthly payments of principal based on a twenty year amortization schedule, plus interest at a rate equal to the prime rate plus 1.0% beginning January 1, 2005 through November 1, 2006, with a final payment of the remaining balance due November 30, 2006.

Note receivable at November 30, 2003 consisted of a land contract receivable, collateralized by land and building. In 2003 the debtor went into default under the terms of the land contract, including non-payment of required monthly installments. In October 2003 the Company filed a Complaint for Possession after Land Contract Forfeiture. A judgment of possession was entered on October 30, 2003. The Company took possession of the property in January 2004 and the property is classified as non-operating property on the November 28, 2004 balance sheet.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note D – Accrued Liabilities

Accrued liabilities consist of the following at November 28, 2004 and November 30, 2003:

	2004	2003
Payroll and related payroll taxes	$1,193,505	$1,056,294
Property taxes	324,622	316,522
Interest expense	115,802	123,547
Single business tax	165,000	155,000
Other expenses	320,108	314,917

	$2,119,037	$1,966,280

Note E – Long-Term Obligations and Lines of Credit

Through December 2003, the Company maintained a $3,500,000 revolving line of credit, requiring monthly payments of interest only at a variable interest rate equal to the 30-day LIBOR plus 2.5%. The average interest rate on borrowings on this line of credit in 2003 was 3.8%. At November 30, 2003, $362,135 was outstanding under this line of credit. On December 18, 2003, the Company secured a $2,600,000 credit facility with a bank comprised of two lines of credit, one for general working capital purposes in the amount of $600,000, and one for restaurant development purposes in the amount of $2,000,000. Borrowings under the working capital and restaurant development lines expire in April 2005 and April 2006, respectively, and require monthly payments of interest only at a rate equal to the prime rate plus 0.25%. At November 28, 2004, the outstanding balance on the working capital line of credit was $262,850 and is presented on the balance sheet as “Line of credit – short-term.” The balance on the restaurant development line of credit was $750,000 and is presented in the table of long-term obligations. The average interest rate on borrowings on the working capital line of credit in 2004 was 4.1%. Interest incurred on the restaurant development line of credit in 2004 was capitalized. The amount outstanding at November 30, 2003 under the previous line of credit was paid off using funds available under the $600,000 working capital line of credit and was included in long-term obligations as of November 30, 2003 because it had a four year term.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note E – Long-Term Obligations and Lines of Credit (Continued)

Long-term obligations consist of the following at November 28, 2004 and November 30, 2003:

2004	2003
Line of credit - requiring monthly payments of interest only.	$ --	$ 362,135

Mortgage notes payable - fixed rate, due in monthly installments totaling $265,977 including fixed interest rates ranging from 6.28% to 8.70% maturing from October 2012 through July 2019. Certain of these notes are partially guaranteed by an officer of the Company.	28,022,931	23,869,379

Mortgage notes payable - variable rate, due in monthly installments totaling $33,680 including interest ranging from 30-day LIBOR plus 2.55% (4.76% at November 28, 2004) and the prime rate (5.00% at November 28, 2004) maturing from February 2008 through December 2014.	4,827,518	8,217,364

Notes payable, due in monthly installments totaling $10,802 including interest at 8.15% through September 2013.	814,286	874,821

Equipment notes payable - fixed rate, due in monthly installments totaling $13,717 including interest ranging from 8.02% to 8.39% maturing from November 2006 through December 2007.	--	521,708

Equipment notes payable - variable rate, requiring monthly payments of principal increasing from $10,290 to $11,407 over the remaining terms of the notes, plus interest equal to the 30-day commercial paper plus 2.5% (4.65% at November 28, 2004), maturing from December 2006 through November 2007.	348,048	444,895

Restaurant development line of credit - requiring monthly payments of interest only at a rate equal to the prime rate plus 0.25%. This balance was refinanced after November 28, 2004 under a construction loan as described below.	750,000	1,215,427

34,762,783	35,505,729

Less current portion	2,242,897	1,419,028

$32,519,886	$34,086,701

The $750,000 that was outstanding at November 28, 2004 under the Company’s restaurant development line of credit was refinanced in December 2004 under a construction loan payable, with interest accruing at a variable interest rate equal to the prime rate (5.00% at November 28, 2004) until conversion to a permanent mortgage loan of up to $2,000,000; the permanent mortgage loan will require monthly installments of principal and interest based on a 20-year amortization and a variable interest rate equal to the prime rate. The loan will mature in December 2014. The schedule of minimum principal payments on long-term obligations which follows reflects the terms of the permanent mortgage loan.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note E – Long-Term Obligations and Lines of Credit (Continued)

Substantially all property, plant and equipment owned by the Company is pledged as collateral for the Company’s long-term obligations and lines of credit.

Minimum principal payments on long-term obligations to maturity as of November 28, 2004 are as follows:

2005	$2,242,897
2006	1,332,261
2007	1,398,499
2008	1,393,659
2009	2,178,577
Thereafter	26,216,890

$34,762,783

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At November 28, 2004 the Company was in compliance with these covenants.

The estimated fair value of the Company’s long-term obligations, including the current portion, was approximately $35,964,000 and $37,024,000 as of November 28, 2004 and November 30, 2003, respectively, which was $938,000 and $1,518,000 greater than the carrying values at these respective dates. The estimated fair value of the Company’s lines of credit and variable rate term loans included in this estimate approximated the carrying value. The estimated fair value is based on rates anticipated to be available to the Company for debt with similar terms and maturities, and requires the use of estimates and market assumptions. Accordingly, the estimated fair value is not necessarily indicative of amounts that could be realized in a current market exchange. The use of different estimates and/or assumptions may have a material effect on the estimated fair value. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since November 28, 2004, and current estimates of fair value may differ significantly from the amounts presented.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note F – Income Taxes

Deferred tax assets and liabilities at November 28, 2004, and November 30, 2003 consist of the following:

	2004	2003
Deferred tax assets:
Carryforwards, consisting of net
operating losses and AMT credits	$943,000	$1,469,000
Unearned vendor allowances	243,000	107,000
Deferred gains on sale leaseback transactions	683,000	--
Other	17,000	84,000
Valuation Allowance	(640,500)	(418,000)

Total deferred tax assets	1,245,500	1,242,000

Deferred tax liabilities:
Depreciation and amortization	(591,000)	(480,000)
Other	--	(68,000)

Total deferred tax liabilities	(591,000)	(548,000)

Net deferred tax asset	$654,500	$694,000

Net operating loss carryforwards totaling $2,271,000 and $3,874,000 at November 28, 2004 and November 30, 2003, respectively, are available to offset future taxable income and expire through years ending in 2022.

The Company regularly assesses the realizability of its deferred tax assets and the related need for, and amount of, a valuation allowance. Management bases this assessment primarily on the future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. In 2003 the valuation reserve was reduced by $500,000 reflecting the assessment of realizability based on the then recent taxable income history projected to continue into the foreseeable future. Upon completion of this assessment in 2004, the Company increased its valuation allowance by $222,500 due to the uncertainty of the level of future taxable income related to the development of future O’Charley’s restaurants. In 2002 the Company maintained a valuation allowance against the entire balance of net deferred tax assets.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note F – Income Taxes (Continued)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations was as follows for the years ended November 28, 2004, November 30, 2003, and December 1, 2002:

	2004	2003	2002
Tax expense (benefit) at statutory
rates applied to income before
federal income tax	$(212,000)	$82,000	$235,000
Permanent differences	23,000	--	--
Change in tax reserves and other, net	(167,500)	(82,000)	146,000
Changes in valuation allowance	222,500	(500,000)	(398,000)

Income tax (benefit) expense	$(134,000)	$(500,000)	$(17,000)

Note G – Lease Commitments

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options) ranging from four to forty years. At November 28, 2004, the Company had three leases that contained rent escalators. For these leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) using the straight line method over the term of the leases, including renewal options. The Company includes renewal options in determining straight line rent and depreciation of leasehold improvements only when an economic compulsion to renew exists, such as when the Company owns a building subject to a ground lease.

Total lease expense (including taxes, insurance and maintenance when included in rent and net of recognized amounts of deferred gains under sale-leaseback transactions) related to all operating leases and all percentage rentals (i.e., additional rent due under certain leases on the basis of percentage of sales in excess of minimum prescribed amounts) were as follows for the years ended November 28, 2004, November 30, 2003, and December 1, 2002:

	2004	2003	2002
Minimum rentals	$967,710	$688,644	$713,863
Percentage rentals	21,211	173,911	279,211

	$988,921	$862,555	$993,074

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note G – Lease Commitments (Continued)

Minimum future obligations under noncancellable operating leases in effect, excluding percentage rentals, are as follows:

Years Ending
2005	$1,235,676
2006	1,141,283
2007	1,132,484
2008	1,090,484
2009	1,092,033
Thereafter	8,894,194

Total minimum lease obligations	$14,586,154

In the fourth quarter of 2004, the Company completed four sale leaseback transactions involving three of its Wendy’s restaurants and one parcel of vacant land where a new Wendy’s restaurant was constructed on a portion of the parcel. The Company collected $4,663,490 in net proceeds from the transactions and used $1,666,336 of the sale proceeds to retire long-term obligations. The transactions resulted in deferred gains of $1,967,387 which will be recognized as a reduction in rent expense over the lease terms. For the year ended November 28, 2004, $4,049 of the deferred gains was recognized as a reduction in rent expense. Two of the sale leaseback transactions were to a related party as described in Note J – Related Parties.

Note H – Convertible Cumulative Preferred Stock

The Company previously designated a series of non-voting preferred stock (Series A). The Series A shares have an annual dividend rate of $0.90 per share and the payment of the dividends is cumulative. The shares are convertible by the shareholders into common shares at the conversion price of $7.00 per share. The shares have a liquidation value of $10.00 per share. The Company has the option to convert the preferred stock into common stock under certain conditions relating to the market value of the Company’s common stock.

In December 2003 the Company issued 500,000 shares of non-voting preferred stock (Series B). The Series B preferred shares have an annual dividend rate of $0.80 per share and the payment of the dividends is cumulative. The preferred shares are convertible into common shares at the conversion price of $5.57 per share based on a liquidation value of $10.00 per share. After two years from the issuance date the Company may (but is not required to) redeem the preferred shares at a price of $11.00 per share plus accrued but unpaid dividends; and at any time after three years from the issuance date the Company may (but is not required to) redeem the preferred shares at a price of $10.00 per share plus accrued but unpaid dividends.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note I – Employee Benefit Plans

The Company maintains a 401(k) plan that covers substantially all of its employees. Contributions to the plan may be made by plan participants through elective salary deductions and by the Company at its discretion. Plan expenses paid by the Company totaled $2,274, $5,830 and $5,484 for the years ended November 28, 2004, November 30, 2003, and December 1, 2002, respectively. The Company made no contributions to the plan during these years.

Note J – Related Parties

In January 2004, the Company sold to its CEO the Company’s 19% interest in a real estate investment company that is also the lessor of one of the Company’s Wendy’s restaurants. The selling price was $190,000 and resulted in a gain on the sale of non-operating property of $136,800. Rental payments made to this real estate investment company for the year ended November 30, 2004, totaled $96,300, which included taxes, insurance and maintenance. The sale was authorized by a special committee of disinterested independent directors, who obtained a fairness opinion.

In the fourth quarter of 2004 the Company sold one piece of surplus property and assigned the rights to acquire a vacant parcel to a limited liability company (the “LLC”) in which the Company’s CEO has a 12.5% ownership interest. Both of the properties will be leased back to the Company in 2005, one for the operation of a new Wendy’s restaurant and one for the operation of a new O’Charley’s restaurant. Net cash proceeds from the sales were $1,252,000 resulting in gains totaling $479,905 of which $393,247 will be deferred and recognized as a reduction in rent expense over the lease terms. The remaining $86,658 was recorded as a gain on sale of non-operating property. In addition, because the CEO’s participation was to facilitate the transactions, the Company obtained an agreement from the CEO whereby he will give to the Company any proceeds he receives pursuant to his ownership interest in the LLC to the extent they exceed his equity investment in the LLC, interest incurred on indebtedness related to such investment, and losses he may incur in connection with such investment.

An officer of the Company has provided personal guarantees to Wendy’s International to facilitate the granting of Wendy’s franchise agreements.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note K – Stock Option Plans

The 1996 Management Equity Incentive Plan, as amended, authorized 725,000 shares of common stock to be granted for options that may be issued under the plan. The 2002 Management Equity Incentive Plan authorized 750,000 shares of common stock to be granted for options that may be issued under this plan. The Compensation Committee of the Board of Directors has the discretion to designate an option to be an incentive share option or a non-qualified share option. The Plans provide that the option price is not less than the fair market value of the common stock at the date of grant. Options granted under the Plans become exercisable pursuant to a vesting schedule adopted by the Compensation Committee which administers the Plans. Vesting schedules for options outstanding range from immediate to six years. Options granted under the Plans may have a term from one to ten years.

The 1996 Directors’ Share Option Plan (the “1996 Plan”), the 2001 Directors’ Share Option Plan (the “2001 Plan”) and the 2004 Directors’ Share Option Plan (the “2004 Plan”) provide for the non-discretionary grant of options to non-employee directors of the Company. The 1996 Plan terminated in 2001 and the 2001 Plan terminated in 2004. However options granted under the 1996 Plan and the 2001 Plan remain valid for the period of the respective option grants. The 2004 Plan, which became effective in May 2004, allows for the grant of options for a maximum of 150,000 shares. The 2004 Plan provides that the option price is the last closing sales price of the common stock on the date of grant. The 2004 Plan provides that each non-employee director, on the date such person becomes a non-employee director, will be granted options to purchase 5,000 shares of common stock. Provided that such person is still serving as a non-employee director, they will automatically be granted options to purchase 5,000 additional shares on the date of each Annual Shareholders’ Meeting thereafter and may, from time to time, be granted additional options on such terms and conditions as adopted by the Compensation Committee that administers the Plan. Options granted under the 2004 Plan have a term of ten years and vest six months from the date of grant.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note K – Stock Option Plans (Continued)

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

	1996 and 2002 Management Equity Incentive Plan		1996, 2001 and 2004 Directors' Share Option Plans
	Shares Under Option	Average Option Price Per Share	Shares Under Option	Average Option Price Per Share
Outstanding at
December 3, 2001	588,975	$2.30	74,000	$4.76
Granted	256,280	$4.63	5,000	$5.16
Exercised	(7,500)	$3.03	(9,000)	$2.15
Forfeited	(22,500)	$3.03	--	--

Outstanding at
December 1, 2002	815,255	$3.01	70,000	$5.12
Granted	115,000	$4.95	9,000	$4.23
Exercised	(11,250)	$2.05	--	--

Outstanding at
November 30, 2003	919,005	$3.26	79,000	$5.02
Granted	470,000	$4.94	100,000	$4.88

Outstanding at
November 28, 2004	1,389,005	$3.83	179,000	$4.94

Exercisable at:
December 1, 2002	428,215	$2.82	70,000	$5.12

November 30, 2003	621,064	$3.02	79,000	$5.02

November 28, 2004	813,449	$3.11	174,000	$4.94

Available for grant at:
December 1, 2002	643,774		110,000

November 30, 2003	528,774		101,000

November 28, 2004	58,774		125,000

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note K – Stock Option Plans (Continued)

The following table summarizes information about stock options outstanding at November 28, 2004.

Management Equity Incentive Plans

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.50 to 2.25	205,195	5.2	$1.77	204,695	$1.77
$2.26 to 3.50	357,530	5.9	2.61	353,489	2.61
$3.51 to 5.00	542,550	8.5	4.70	102,507	4.44
$5.01 to 5.25	283,730	8.2	5.18	152,758	5.16

$1.50 to 5.25	1,389,005	7.3	$3.83	813,449	$3.11

Directors’ Share Option Plans

Options Outstanding				Options Exercisable
Exercise Price	Number	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
$1.38 to 3.99	20,000	4.7	$1.88	20,000	$1.88
$4.00 to 4.85	90,000	8.5	4.73	90,000	4.73
$4.86 to 5.99	29,000	9.3	5.01	24,000	5.01
$6.00 to 7.00	40,000	1.5	6.91	40,000	6.91

$1.38 to 7.00	179,000	6.7	$4.94	174,000	$4.94

Note L – Guarantees, Commitments and Contingencies

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

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note L – Guarantees, Commitments and Contingencies (Continued)

As of November 28, 2004, the Company has forward financing commitments totaling approximately $4,690,000 that it may, but is not required to, utilize to finance the land and building for future restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at interest rates defined in the loan commitments. The loan commitments allow the Company to select either a fixed or variable interest rate. The commitments do not contractually obligate the Company to borrow on any of the commitments as such loans are made on a restaurant-by-restaurant basis.

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

As of November 28, 2004, the Company has capital expenditure commitments outstanding related to new restaurant construction totaling approximately $1,145,000.

Note M – Common Stock, Warrants and Series B Convertible Cumulative Preferred Stock

In December 2003, the Company completed a $7,500,000 private equity offering, primarily to be used for the development of O’Charley’s restaurants in accordance with the terms of a franchise development agreement. The offering included the issuance of 416,666 Units for $2,500,000. Each unit consisted of (i) one share of the Company’s Common Stock, (ii) 0.5 Class A Warrant to purchase one Common Share at a price of $6.00 per share after one year from the date of issuance and expiring six years from the date of issuance, and (iii) 0.5 Class B Warrant to purchase one Common Share at a price of $9.00 per share after one year from the date of issuance expiring nine years from the date of issuance. The offering also included the issuance of 500,000 shares of the Company’s Series B Preferred Stock for $5,000,000 (the terms of which are described in Note I – Convertible Cumulative Preferred Stock). Under an agreement dated December 19, 2003, $2,450,980 of the proceeds raised was used by the Company to purchase 500,200 common shares from a retiring executive of the Company.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note N – Segment Reporting

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company’s methods of internal reporting and management structure. The Company currently operates 47 Wendy’s restaurants in Western and Southern Michigan in the quick service restaurant industry. The operation of the Wendy’s restaurants makes up the Company’s Wendy’s of Michigan Business Segment. The Company also operates one O’Charley’s restaurant and will be developing O’Charley’s restaurants throughout the state of Michigan. The operation of the O’Charley’s restaurants makes up the Company’s O’Charley’s of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on reportable segments for the years ended November 28, 2004, November 30, 2003, and December 1, 2002:

	2004	2003	2002
Revenues:
Wendy's of Michigan	$52,457,625	$48,513,456	$45,952,990
O'Charley's of Michigan	845,032	--	--

Consolidated revenues	$53,302,657	$48,513,456	$45,952,990

Earnings from operations:
Wendy's of Michigan	$2,106,246	$1,829,640	$2,544,067
O'Charley's of Michigan	(709,083)	--	--

Consolidated earnings from operations (1)	$1,397,163	$1,829,640	$2,544,067

Capital expenditures:
Wendy's of Michigan	$2,953,826	$6,166,884	$11,916,966
O'Charley's of Michigan	4,008,573	--	--

Consolidated capital expenditures	$6,962,399	$6,166,884	$11,916,966

Total assets:
Wendy's of Michigan	$43,992,614	$44,399,172	$41,082,503
O'Charley's of Michigan	4,535,181	--	--

Total segment assets	48,527,795	44,399,172	41,082,503
Corporate assets	7,596,992	5,631,291	5,629,740

Consolidated assets	$56,124,787	$50,030,463	$46,712,243

(1)	Corporate level general and administrative expenses are included in the Wendy’s of Michigan segment and the allocation of such amounts to the O’Charley’s of Michigan segment will occur as the segment expands.

Meritage Hospitality Group Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

Years Ended November 28, 2004, November 30, 2003, and December 1, 2002

Note O – Quarterly Financial Data (Unaudited)

Year ended November 28, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Food and beverage revenue	$12,059,124	$13,468,262	$14,105,882	$13,669,389
Cost of food and beverages	3,281,462	3,674,025	3,821,248	3,884,975
Operating expenses	7,276,724	7,633,194	7,959,420	8,055,875
Net earnings (loss)	(479,611)	74,661	125,740	(209,780)
Basic earnings (loss)
per common share	(0.11)	(0.01)	0.00	(0.04)
Diluted earnings (loss)
per common share	(0.11)	(0.01)	0.00	(0.04)

Year ended November 30, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Food and beverage revenue	$10,611,962	$11,859,991	$13,168,844	$12,872,659
Cost of food and beverages	2,543,408	2,935,173	3,354,705	3,438,764
Operating expenses	6,746,724	7,044,553	7,505,410	7,310,055
Net earnings (loss)	(502,967)	549,361	268,665	425,399
Basic earnings (loss)
per common share	(0.10)	0.10	0.05	0.08
Diluted earnings (loss)
per common share	(0.10)	0.10	0.05	0.08

Note P – Subsequent Events

Between November 29, 2004 and December 29, 2004, the Company completed five sale leaseback transactions involving its Wendy’s restaurants to unrelated third parties. The Company collected $8,766,854 in net proceeds from the transactions and used $5,119,276 of the sale proceeds to retire long-term obligations. The transactions resulted in deferred gains of $3,497,187 which will be recognized as a reduction in rent expense over the twenty year lease terms. In connection with the retirement of long-term debt the Company incurred $326,967 in debt extinguishment charges.