Form 10-Q
period 2005-02-27
MERITAGE HOSPITALITY GROUP INC
filed 2005-03-30
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 27, 2005.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of March 29, 2005 there were 5,317,538 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 28, 2004. The results of operations for the first quarter ended February 27, 2005 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
February 27, 2005 and November 28, 2004

ASSETS

	February 27, 2005 (Unaudited)	November 28, 2004
Current Assets
Cash and cash equivalents	$4,932,956	$3,478,215
Receivables	173,336	191,841
Inventories	269,479	288,951
Prepaid expenses and other current assets	382,701	246,494
Restricted cash - debt escrow	1,101,558	1,128,247

Total current assets	6,860,030	5,333,748

Property, Plant and Equipment, net	37,850,818	42,802,985

Deferred Income Taxes	654,500	654,500

Other Assets
Note receivable	635,824	640,000
Non-operating property	339,911	339,911
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $215,577 and
$204,615, respectively	1,246,924	1,207,885
Financing costs, net of amortization of $169,160 and
$171,905, respectively	543,662	588,879
Deposits and other assets	164,010	127,030

Total other assets	7,360,180	7,333,554

Total assets	$52,725,528	$56,124,787

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
February 27, 2005 and November 28, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 27, 2005 (Unaudited)	November 28, 2004
Current Liabilities
Current portion of long-term obligations	$2,120,890	$2,242,897
Line of credit - short term	--	262,850
Trade accounts payable	1,923,148	2,339,686
Accrued liabilities	2,160,323	2,119,037

Total current liabilities	6,204,361	6,964,470

Unearned Vendor Allowances	2,360,358	2,494,558

Deferred Gain - Sale Leaseback Transactions	5,782,522	1,963,338

Accrued Rent and Other Liabilities	37,946	--

Long-Term Obligations	28,501,088	32,519,886

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	5,000
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,264,121
and 5,251,932, respectively	52,641	52,520
Additional paid in capital	17,389,225	17,928,994
Accumulated deficit	(7,607,908)	(5,804,274)

Total stockholders' equity	9,839,253	12,182,535

Total liabilities and stockholders' equity	$52,725,528	$56,124,787

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended February 27, 2005 and February 29, 2004
(Unaudited)

	2005	2004
Food and beverage revenue	$12,997,166	$12,059,124

Costs and expenses
Cost of food and beverages	3,709,579	3,281,462
Operating expenses	8,438,470	7,276,724
General and administrative expenses	1,052,364	818,583
Depreciation and amortization	665,613	701,441

Total costs and expenses	13,866,026	12,078,210

Loss from operations	(868,860)	(19,086)

Other income (expense)
Interest expense	(552,238)	(603,189)
Debt extinguishment charges	(418,473)	--
Interest income	33,437	1,464
Other income, net	2,500	4,400
Gain on sale of non-operating property	--	136,800

Total other expense	(934,774)	(460,525)

Loss before income taxes	(1,803,634)	(479,611)

Income tax benefit	--	--

Net loss	(1,803,634)	(479,611)

Preferred stock dividends declared	213,284	113,284

Net loss on common shares	$(2,016,918)	$(592,895)

Net loss per common share - basic and diluted	$(0.38)	$(0.11)

Weighted average shares outstanding - basic and diluted	5,244,567	5,343,286

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended November 28, 2004
and the Three Months Ended February 27, 2005 (Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 1, 2003	$295	$--	$53,603	$13,635,104	$(5,315,284)	$8,373,718

Issuance of 424,329 shares of
common stock and related
warrants, net of offering costs	--	--	4,243	2,434,803	--	2,439,046

Issuance of 500,000 shares of
Series B convertible preferred
stock, net of offering costs	--	5,000	--	4,799,067	--	4,804,067

Purchase of 532,600 shares of
common stock	--	--	(5,326)	(2,613,412)	--	(2,618,738)

Preferred stock dividends declared	--	--	--	(326,568)	--	(326,568)

Net loss	--	--	--	--	(488,990)	(488,990)

Balance at November 28, 2004	295	5,000	52,520	17,928,994	(5,804,274)	12,182,535

Issuance of 39,756 shares of
common stock	--	--	397	19,228	--	19,625

Purchase of 27,567 shares of
common stock	--	--	(276)	(84,590)	--	(84,866)

Common stock dividends declared	--	--	--	(262,123)	--	(262,123)

Preferred stock dividends declared	--	--	--	(213,284)	--	(213,284)

Non-employee stock compensation	--	--	--	1,000	--	1,000

Net loss	--	--	--	--	(1,803,634)	(1,803,634)

Balance at February 27, 2005	$295	$5,000	$52,641	$17,389,225	$(7,607,908)	$9,839,253

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended February 27, 2005 and February 29, 2004
(Unaudited)

	2005	2004
Cash Flows from Operating Activities
Net loss	$(1,803,634)	$(479,611)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	665,613	701,441
Amortization of financing costs	12,751	14,513
Debt extinguishment charges	62,683	--
Amortization of deferred gain from sale leaseback
transactions	(56,076)	--
Compensation paid by issuance of common stock	5,000	11,012
Gain on sale of non-operating property	--	(136,800)
Decrease in unearned vendor allowances	(134,200)	(116,977)
Increase in accrued rent and other liabilities	37,946	--
(Increase) decrease in current assets	(98,230)	7,225
(Decrease) in current liabilities	(375,252)	(30,200)

Net cash used in operating activities	(1,683,399)	(29,397)

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(1,485,981)	(808,991)
Payments received on note receivable	4,176	--
Payment for franchise agreements	(50,000)	(212,500)
Proceeds from sale of non-operating property	--	190,000
(Increase) decrease in deposits and other assets	(37,930)	61,342

Net cash used in investing activities	(1,569,735)	(770,149)

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows — continued
For the Three Months Ended February 27, 2005 and February 29, 2004
(Unaudited)

	2005	2004
Cash Flows from Financing Activities
Principal payments on line of credit	(262,850)	(362,135)
Proceeds from long-term obligations	1,730,983	523,599
Principal payments on long-term obligations	(6,142,789)	(322,972)
Payments on obligations under capital lease	(6,091)	(53,937)
Payment of financing costs	(30,217)	(24,481)
Decrease in restricted cash - debt escrow	26,689	--
Proceeds from sale leaseback transactions	9,936,798	--
Proceeds from issuance of common stock and warrants	15,625	2,500,000
Proceeds from issuance of preferred stock	--	5,000,000
Private placement offering costs	--	(256,673)
Purchase of common stock	(84,866)	(2,507,964)
Common stock dividends paid	(262,123)	--
Preferred stock dividends paid	(213,284)	(6,642)

Net cash provided by financing activities	4,707,875	4,488,795

Net increase in cash	1,454,741	3,689,249

Cash and Cash Equivalents - Beginning of Period	3,478,215	769,072

Cash and Cash Equivalents - End of Period	$4,932,956	$4,458,321

Supplemental Cash Flow Information
Cash paid for interest	$561,680	$581,138
Cash paid for income taxes	$20,000	$--

Schedule of Non-Cash Investing and
Financing Transactions
Equipment purchased under capital lease	$277,092	$--

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 27, 2005 and February 29, 2004

Note A — Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three months ended February 27, 2005 and February 29, 2004, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of converting preferred stock and exercising stock options would be antidilutive due to the net loss reported.

Note B – Stock-Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123, Share Based Payment, (SFAS 123(R)), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123(R) at the beginning of the fourth quarter of 2005. The Company is evaluating the impact that the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated statements.

The Company currently accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees. Under this method which is acceptable through the Company’s third quarter of 2005, no compensation costs have been recognized. Had compensation costs for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share for the three months ended February 27, 2005 and February 29, 2004, would have been as follows:

	2005	2004
Net loss as reported	$(1,803,634)	$(479,611)
Less: Total stock based employee compensation
expense determined under fair value based method	145,099	380,115

Pro forma net loss	$(1,948,733)	$(859,726)

Net loss per share - basic and diluted
As reported	$(0.38)	$(0.11)
Pro forma	$(0.41)	$(0.18)

Stock based employee compensation expense determined under the fair value based method in accordance with SFAS No. 123, has not been presented net of tax. To do so would create a deferred tax asset which would have required an offsetting valuation allowance.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 27, 2005 and February 29, 2004

Note C – Leases Commitments

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options) ranging from four to forty years. The Company has certain leases that contain rent escalators. For these leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) using the straight line method over the term of the leases, including renewal options. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the various leases. The Company includes renewal options in determining straight line rent and depreciation of leasehold improvements only when an economic compulsion to renew exists, such as when the Company owns a building subject to a ground lease.

In the first quarter of 2005, the Company completed six sale leaseback transactions involving Wendy’s restaurants. The Company collected $9,937,000 in proceeds from the transactions and used $5,857,000 of the proceeds to retire long-term obligations. The transactions resulted in deferred gains of $3,875,000 which will be recognized as a reduction in rent expense over the lease terms. During the first quarter of 2005, $56,000 of the deferred gains was recognized as a reduction in rent expense.

Note D – Guarantees, Commitments and Contingencies

In July 2004, the Company made a payment of $272,035, including interest and penalties, to the Michigan Department of Treasury (“Treasury”) related to a tax claim for years 1997 through 2001. After making this payment, the Company filed a claim against Treasury to recover the entire amount of the payment. The Company’s position is that the tax payment, which is related to fees that were paid to its franchisor, Wendy’s International, should be refunded because the fees at issue were incorrectly characterized as a “royalty” by Treasury, and therefore no tax is due from the Company related to these fees. The lawsuit is currently pending.

As of February 27, 2005, the Company has forward financing commitments totaling approximately $5,059,000 that it may, but is not required to, utilize to finance the land and building for future restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at interest rates defined in the loan commitments. The loan commitments allow the Company to select either a fixed or variable interest rate. The commitments do not contractually obligate the Company to borrow on any of the commitments as such loans are made on a restaurant-by-restaurant basis.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 27, 2005 and February 29, 2004

Note D – Guarantees, Commitments and Contingencies (continued)

As of February 27, 2005, the Company has capital expenditure commitments outstanding related to new restaurant construction totaling approximately $486,000.

Note E – Segment Reporting

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company’s methods of internal reporting and management structure. The Company currently operates 48 Wendy’s restaurants in Western and Southern Michigan in the quick service restaurant industry. The operation of the Wendy’s restaurants comprises the Company’s Wendy’s of Michigan Business Segment. The Company also operates two O’Charley’s restaurants and will be developing additional O’Charley’s restaurants throughout the state of Michigan. The operation of the O’Charley’s restaurants comprises the Company’s O’Charley’s of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on reportable segments for the three months ended February 27, 2005 and February 29, 2004:

	2005	2004
Revenues:
Wendy's of Michigan	$12,136,546	$12,059,124
O'Charley's of Michigan	860,620	--

Consolidated revenues	$12,997,166	$12,059,124

Loss from operations:
Wendy's of Michigan	$(475,362)	$35,955
O'Charley's of Michigan	(393,498)	(55,041)

Consolidated loss from operations (1)	$(868,860)	$(19,086)

Capital expenditures:
Wendy's of Michigan	$27,898	$808,991
O'Charley's of Michigan	1,458,083	--

Consolidated capital expenditures	$1,485,981	$808,991

Total assets:
Wendy's of Michigan	$37,671,737	$44,484,250
O'Charley's of Michigan	6,438,623	--

Total segment assets	44,110,360	44,284,250
Corporate Assets	8,615,168	9,443,713

Consolidated total assets	$52,725,528	$53,927,963

(1)	Corporate level general and administrative expenses are included in the Wendy’s of Michigan segment. The allocation of such amounts to the O’Charley’s of Michigan segment will occur as the segment expands.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Through its operation of 48 Wendy’s restaurants in Western and Southern Michigan, Meritage is the nation’s only publicly traded Wendy’s franchisee, and has been one of the fastest growing franchisees in the “Wendy’s Old Fashioned Hamburger” restaurants chain for the last several years, having averaged one new Wendy’s restaurant opening every eight weeks from 1999 through 2002. In addition, since fiscal 2001, Meritage remodeled and updated all but one of its existing Wendy’s restaurants, making the Company’s asset base among the finest in the entire Wendy’s system. These restaurants operate in the intensely competitive quick service restaurant industry and are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald’s, Burger King and Taco Bell) which are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. Wendy’s competes by offering a diverse menu, quality food prepared to order, pleasant and speedy service, and a pleasant atmosphere in its restaurants. It also competes by offering unique qualities such as the use of fresh ground beef.

        New store growth, however, has slowed in the past two years as Meritage has essentially completed the development of Wendy’s restaurants in the West Michigan market. Also significant is the fact that Meritage completed ten sale and leaseback transactions from November 2004 through February 2005 involving some of its Wendy’s restaurants. The Company is using the proceeds to pay down long-term debt, increase cash on hand, and to help fund its new restaurant development efforts. The Company will likely enter into additional sale and leaseback transactions during the remainder of fiscal 2005.

        The Company is also the nation’s first and only publicly traded O’Charley’s franchisee, holding the exclusive right to develop O’Charley’s restaurants in Michigan. In August 2004, the Company opened its first O’Charley’s restaurant in Grand Rapids. The second O’Charley’s restaurant was opened in February 2005 in the metropolitan Detroit area. Three additional restaurants are planned in fiscal 2005 including one presently under construction which is expected to open in May 2005. O’Charley’s Inc. is the operator and franchisor of the O’Charley’s casual service restaurant system that operates 220 restaurants in 16 states in the Southeast and Midwest. O’Charley’s restaurants are best known for the freshness and homemade quality of its food, a menu featuring specialty items such as hand-cut and aged steaks, freshly baked yeast rolls, and fresh cut salads with special recipe salad dressings.  Meritage’s development agreement calls for the development of a minimum of 15 O’Charley’s restaurants by July of 2010. The successful rollout of the O’Charley’s concept in Michigan could provide a significant increase in the Company’s future earnings and cash flow.

Results of Operations

Wendy’s of Michigan Business Segment

        At February 27, 2005, the Company operated 48 Wendy’s restaurants in the quick service restaurant industry that constitutes Meritage’s Wendy’s of Michigan Business Segment. For comparative purposes, corporate level general and administrative expenses have been included in the discussion of the Wendy’s of Michigan Business Segment. Results of operations for the first quarters ended February 27, 2005 and February 29, 2004 are summarized in the following table:

	Statement of Operations
	First quarter ended
	$ (000's)		% of Revenue
	February 27, 2005	February 29, 2004	February 27, 2005	February 29, 2004
Food and beverage revenue	$12,137	$12,059	100.0%	100.0%
Costs and expenses
Cost of food and beverages	3,446	3,281	28.4	27.2
Operating expenses	7,664	7,277	63.2	60.4
General and administrative
Restaurant operations	359	355	3.0	2.9
Corporate level expenses	357	349	2.9	2.9
Michigan single business tax	163	60	1.3	0.5
Depreciation and amortization	623	701	5.1	5.8

Total costs and expenses	12,612	12,023	103.9	99.7

Loss from operations	(475)	36	(3.9)	0.3

Other income (expense)
Interest expense	(547)	(603)	(4.5)	(5.0)
Debt extinguishment charges	(418)	--	(3.4)	--
Interest income	33	1	0.2	0.0
Other income	2	5	0.0	0.1
Gain on sale of non-operating property	--	137	--	1.1

Total other expense	(930)	(460)	(7.7)	(3.8)

Net loss before income taxes	$(1,405)	$(424)	(11.6%)	(3.5%)

Revenue

        Food and beverage revenue increased 0.6% for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was the result of additional stores in operation during the first quarter of fiscal 2005 compared the same period in fiscal 2004. Customer traffic and average customer ticket both decreased approximately 1% in first quarter of 2005 compared the same period a year ago. Average food and beverage revenue for stores in full operation during the entire first quarter of 2005 and 2004 (“same store sales”) is set forth in the following table:

Average Sales per Store	2005	2004	Decrease	% Decrease
First Quarter	$253,038	$259,885	$(6,847)	(2.6%)

        The decrease in same store sales was attributable to (i) strong comparable sales in the first quarter of 2004 when same store sales increased 10.9% over the first quarter of 2003, (ii) an increase in the sales mix of SuperValue menu transactions which, in turn, contributed to the decrease in average customer ticket without a corresponding increase in customer traffic, (iii) lower than expected sales of nationally advertised menu items, (iv) a slower economic recovery in West Michigan (unemployment remains among the highest in the nation), and (v) the effects of historically high gasoline prices on customers. Management cautions that the negative sales trend could continue for the second quarter as it remains difficult to accurately forecast how competitor discounting, menu price adjustments, consumer spending trends, the economic climate in West Michigan and the other factors noted above will affect the Company’s future revenue.

Cost of Food and Beverages

        The 4.4% increase in cost of food and beverages, from 27.2% of revenue to 28.4% of revenue, was due to (i) an approximate 3% increase in beef costs in the first quarter of 2005 compared to the same period last year (beef purchases in the first quarter of 2005 represented approximately 24% of all food purchases compared to 21% for the year ended November 28, 2004), (ii) an increase in the sales mix of menu items with lower profit margins, and (iii) higher raw food costs including bread, beverage syrup, chicken and dairy products. The introduction of “combo choices” (the substitution of a higher cost menu items for lower cost items) also resulted in lower profit margins on combo sales. Where it maintains control, the Company has been successful in controlling food costs. However, Meritage has little control over certain areas of its food costs as many products are purchased under contracts negotiated by Wendy’s International.

Operating Expenses

        As a percentage of revenue, operating expenses for the first quarter of 2005 increased 2.8 percentage points compared to the first quarter of 2004 (63.2% in fiscal 2005 compared to 60.4% in fiscal 2004). The following table presents the expense categories that comprise operating expenses:

	2005	2004	Increase
As a percentage of revenue:
Labor and related expenses	35.1	34.6	0.5
Occupancy expenses	11.9	10.0	1.9
Advertising	4.0	4.0	0.0
Franchise fees	4.0	4.0	0.0
Paper costs	3.3	3.1	0.2
Other operating expenses	4.9	4.7	0.2

Total operating expenses	63.2	60.4	2.8

        As a percentage of revenue, the increase in labor and related expenses was primarily due to an increase in hourly wages of 0.4 percentage points. This increase is primarily due to the decrease in same store sales as restaurants require minimum staffing levels regardless of sales results. In addition, our average hourly labor rate increased $0.01 per hour in the first quarter of 2005 compared to the first quarter of 2004.

        As a percentage of revenue, the 1.9 percentage point increase in occupancy expenses was primarily due to a 1.5 percentage point increase in rent expense. This increase was due to the sale and leaseback of eight Wendy’s restaurants between November 2004 and February 2005. See the related discussion regarding decreases in depreciation expense and interest expense below (i.e., depreciation and interest expense are replaced by rent expense). Slight increases in property taxes, heating costs and snow plowing also contributed to the increase in occupancy expenses.

        As a percentage of revenue, the increase in paper costs was due to increases in the sales mix of menu items with higher paper costs such as SuperValue menu items, combo choices, and fruit bowl and fruit cup sales (new product introduced in the first quarter of 2005 including national advertising in February).

        As a percentage of revenue, the increase in other operating costs was primarily due to an increase in credit card fees. The Company began accepting credit cards in the first quarter of 2004 and credit cards sales have steadily increased.

General and Administrative

        Restaurant level general and administrative expenses were steady in the first quarter of 2005 ($359,000) compared to the first quarter of 2004 ($355,000). Corporate level general and administrative expenses were also steady, increasing only slightly from $349,000 in the first quarter of 2004 to $357,000 in the first quarter 2005 as decreases in executive salaries and bonuses were offset by increases in (i) contracted accounting services, (ii) directors’ fees, and (iii) accounting, auditing and legal fees. The significant increase in single business tax expense was attributable to the tax on the gain of approximately $4.1 million on the sale and leaseback transactions. These transactions also resulted in an investment tax credit recapture. Under generally accepted accounting principals, these gains from sale leaseback transactions are deferred and recognized as a reduction in rent expense over the terms of the leases.

Depreciation and Amortization

        The decrease in depreciation and amortization expense, from $701,000 for the first quarter of 2004 to $623,000 for the first quarter of 2005, was primarily due to (i) a decrease associated with the eight restaurants sold and leased back between November 2004 and February 2005 (depreciation replaced by rent), and (ii) higher than normal depreciation in the first quarter of 2004 related to accelerated depreciation from two restaurants that were closed (one restaurant’s lease was not renewed and the other restaurant was demolished and rebuilt during the first quarter of 2004).

Interest Expense

        Interest expense decreased $56,000, from $603,000 for the first quarter of 2004 to $547,000 for the first quarter of 2005. Interest expense for the eight restaurants that were sold and leased back decreased approximately $123,000. This decrease was partially offset by additional interest expense related to borrowings associated with new restaurant development and the conversion of certain variable interest rate loans to fixed rate loans in fiscal 2004 in anticipation of rising interest rates. The Company’s loan agreements for its last eight mortgages allowed for the conversion from a variable to a fixed interest rate between the seventh and thirtieth month of loan term.

Debt Extinguishment Charges

        In the first quarter of 2005, the Company retired $5,857,000 of long-term indebtedness in connection with the sale and leaseback of six Wendy’s restaurant sites. The Company incurred $418,000 in prepayment penalties and the related write-off of the remaining unamortized financing costs associated with these loans.

Gain on Sale of Non-Operating Property

        There were no sales of non-operating property in the first quarter of 2005, compared to the first quarter of 2004 when the company realized a gain of $137,000 from the sale of an investment in non-operating property.

O’Charley’s of Michigan Business Segment

        At February 27, 2004, the Company operated two O’Charley’s restaurants in the casual dining restaurant industry that constitutes Meritage’s O’Charley’s of Michigan Business Segment. The first restaurant opened in August 2004 and the second opened in February 2005. As such, the Company had no operations in the first quarter of 2004. Pursuant to a development agreement with its franchisor, O’Charley’s, Inc., Meritage will develop a minimum of 15 O’Charley’s restaurants in the State of Michigan over seven years. Results of operations for the first quarter ended February 27, 2005 are summarized below:

	$ (in thousands) 2005	% (of revenue) 2005
Food and beverage revenue	$861	100.0%

Costs and expenses
Cost of food and beverages	263	30.5
Operating expenses	608	70.6
Pre-opening costs	167	19.4
General and administrative expenses
Restaurant operations	169	19.6
Single business tax	5	0.6
Depreciation and amortization	42	4.9

Total costs and expenses	1,254	145.6

Loss from operations	(393)	(45.6)

Interest expense	5	0.6

Net loss before income taxes	$(398)	(46.2%)

         O’Charley’s had no restaurants in operation in the first quarter of 2004 but did incur $55,000 in pre-opening costs.

        Results of operations for the first quarter of fiscal 2005 reflect the immaturity of this business segment as it takes at least six months for each restaurant to reach initial maturity. Pre-opening costs in the first quarter of 2005 included, but were not limited to (i) travel, lodging, payroll and related payroll costs in connection with the training of the management team of both our second and third restaurants, (ii) travel, meal and lodging costs of the O’Charley’s, Inc. training team that assisted in the training and opening of the first restaurant, (iii) recruiting costs associated with staffing the second and third restaurants, and (iv) the cost of food used during the training periods prior to opening. New store pre-opening costs are estimated at approximately $200,000 per restaurant and the Company plans to open a total of four restaurants in fiscal 2005. Because of the pre-opening costs and operational inefficiencies that are normal in the early months of a new store’s operation, a significant net loss before income taxes is expected from the O’Charley’s business segment in fiscal 2005. The Company is also operating with relatively high general and administrative expenses which are necessary to provide support for the growth planned in the O’Charley’s segment over the next several years.

Consolidated Operations

Income Tax Benefit

        No income tax benefit was recognized in the first quarter of 2005. The loss before income taxes of $1,804,000 for the first quarter has resulted in the Company being in a position of having cumulative losses in recent years. In accordance with SFAS No. 109, Accounting for Income Taxes, management assessed the realizability of its deferred tax assets and increased the Company’s valuation allowance for deferred income tax assets by $745,000, the amount of the increase in net deferred tax assets during the first quarter. This increase in net deferred tax assets was primarily due to the gains on the sale and leaseback transactions during the first quarter which are deferred for financial reporting purposes but recognized for income taxes.

Financial Condition, Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $1,455,000, to $4,933,000 as of February 27, 2005, as set forth below:

Net cash used in operating activities	$ (1,683,000)
Net cash used in investing activities	(1,570,000)
Net cash provided by financing activities	4,708,000

Net increase in cash	$ 1,455,000

        Net cash used in operating activities decreased $1,654,000 from last year due primarily to a decrease in net earnings of $1,324,000 coupled with a $451,000 increase in the net change in current assets and liabilities. Current liabilities declined $760,000 from November 28, 2004, due primarily to the timing of O’Charley’s restaurant construction and the repayment of $263,000 under the Company’s line of credit.

        Net cash used in investing activities increased $800,000 as a $163,000 decrease in payments for franchise agreements was more than offset by a $677,000 increase in purchases of property plant and equipment, a $190,000 reduction in proceeds from sale of non-operating property, and a $99,000 increase in the net change in deposits and other assets.

        Net cash provided by financing activities increased $219,000. This increase was due to (i) $9,937,000 of proceeds from sale and leaseback transactions, (ii) an increase of $1,207,000 in proceeds from long-term obligations, and (iii) a reduction of $2,423,000 in purchases of common stock. This increase was largely offset by (i) an increase of $5,673,000 in principal payments on the line of credit, long-term obligations (primarily due to mortgages retired in connection with sale and leaseback transactions), and payments on capital leases, (ii) a reduction of $7,228,000 in the net proceeds from the issuance of common stock, preferred stock and warrants which was related to the private equity offering in the first quarter of fiscal 2004, and (iii) an increase in dividends paid (both common and preferred) of $469,000 including a special dividend on common shares of $262,000 in January 2005.

Financial Condition

        With only two O’Charley’s restaurants in operation, the Company’s operations are primarily in the quick service restaurant industry. As such, the Company’s working capital is typically negative. Due to the nature of our business and industry, we have no significant trade receivables and inventories are not significant due to the perishable nature of our products (primarily food items). Our current liabilities also include the current portion of long-term debt, which is a significant component of our current liabilities. As of February 27, 2005, the Company had positive working capital due to the cash generated from the completed sale and leaseback transactions. The Company expects to complete additional sale and leaseback transactions throughout the remainder of fiscal 2005. As a result, the Company will continue to operate with positive working capital for a period of time. However, the net proceeds from sale and leaseback transactions are expected to be used in large part to fund the development of the O’Charley’s business segment. As a result, we would expect the Company’s working capital to return to a negative position, which has been typical, at some time in the future.

        As of February 27, 2005, Meritage’s current assets exceeded current liabilities by $656,000 compared to November 28, 2004, when current liabilities exceeded current assets by $1,631,000. At these dates, the ratios of current assets to current liabilities were 1.11:1 and 0.77:1, respectively. As noted above, the primary reason for the increases in cash and working capital was the net cash proceeds from sale and leaseback transactions involving certain of our Wendy’s restaurants. Six of these transactions were completed in the first quarter of 2005. The cash flows discussion provides details of the increase in cash and the most significant reasons for the increase in working capital.

        In fiscal 2004, cash generated from the Company’s Wendy’s operations was sufficient to meet obligations resulting from its Wendy’s operations and corporate level overhead including debt service and capital improvements. With similar results in fiscal 2005, cash generated from our Wendy’s operations, combined with cash on hand at February 27, 2005, would be sufficient to meet obligations resulting from the Company’s Wendy’s operations and corporate level overhead including debt service and capital improvements. The Company previously completed a major store remodeling program such that all but one of the Company’s Wendy’s restaurants are no more than six years old or recently remodeled. As a result, capital expenditures for existing restaurants in fiscal 2005 are expected to be less than in recent fiscal years. Wendy’s fiscal 2005 cash flow will be negatively impacted by the sale and leaseback transactions because the rent expense under the new leases will exceed the debt service on the mortgages that were paid off. Furthermore, operating results for the first quarter of 2005 are below results from the first quarter of last year and it appears this trend will continue into the second quarter of 2005.

        The six sale and leaseback transactions completed in the first quarter of 2005 resulted in proceeds of approximately $9,900,000 which, after the retirement of the related mortgage debt and the payment of prepayment penalties, netted Meritage approximately $3,700,000 in cash. These sale and leaseback transactions, combined with the sale and leaseback transactions in fiscal 2004, resulted in deferred gains of approximately $5,600,000 which are being accounted for as a reduction in rent expense using the straight line method over the twenty year lease terms. The transactions completed in the first quarter reduced our long-term obligations by $5,857,000 through the retirement of mortgage debt, and increased our total operating lease obligation by $15,754,000 (over the 20 year lease terms) of which $731,000 will be due within the next year. Subsequent to the end of the first quarter, the Company closed on one additional sale and leaseback transaction with net proceeds of $1,583,000 that netted approximately $523,000 in cash. This resulted in a deferred gain of approximately $611,000. The Company has a tax net operating loss carryforward of approximately $2,271,000 at November 28, 2004, which will be used to offset a portion of the taxable gains resulting from these sales. The Company expects to enter into additional sale and leaseback transactions containing similar terms which, in the aggregate, could result in additional net proceeds of approximately $11,800,000. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining after tax net proceeds used for general corporate purposes including new restaurant development.

        In addition to cash flow generated from Wendy’s operations and the sale and leaseback transactions, the Company owns the land and building (with no underlying debt) of a former restaurant site that is now under contract for sale with a closing date in June 2005. The Company expects to net approximately $400,000 in cash from the sale of this property.

        In January 2005, the Company paid a $0.05 per share special cash dividend to its common shareholders which totaled $262,000. The special dividend was paid from proceeds from the sale of non-operating surplus property in fiscal 2004.

        The Company has slowed its Wendy’s new store development in recent years as Meritage has essentially completed the development of Wendy’s restaurants in the West Michigan market. The Company opened three new restaurants in fiscal 2003, one new restaurant in fiscal 2004, and one new restaurant in the first quarter of fiscal 2005. It has no current plans to open additional Wendy’s restaurants in fiscal 2005. Meritage now operates 48 Wendy’s restaurants and any additional Wendy’s restaurants will depend primarily on the adequacy of new store sites. A new Wendy’s restaurant requires an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity per restaurant with the remaining investment typically funded through long-term financing. Meritage has an existing financing commitment expiring on April 5, 2005 from GE Capital Franchise Finance Corporation that the Company will not renew as it does not currently plan to open any new restaurants in fiscal 2005. As a result, financing for future Wendy’s restaurants would be obtained on a restaurant-by-restaurant basis.

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

At February 27, 2005 Meritage was in compliance with these covenants.

        Meritage has two O’Charley’s restaurants in operation, and under its development agreement with O’Charley’s, Inc. is required to open a minimum of thirteen additional restaurants by July 2010, two in fiscal year 2005, two each in fiscal years 2006 and 2007, three each in fiscal years 2008 and 2009, and one in fiscal 2010. New O’Charley’s restaurants owned by Meritage require an investment in real estate and equipment. We estimate that the total cost to open all 15 O’Charley’s restaurants required under the development agreement will be approximately $39 to $48 million, or approximately $2.6 to $3.2 million per restaurant, with land and site development being the significant variables.

        In the first quarter of 2005, the Company borrowed $1,040,000 under a two-store financing commitment from a bank, for the restaurant opened in August 2004 which is subject to a ground lease, and $1,441,000 for construction financing for an owned restaurant scheduled to open in May 2005. The Company can draw up to $559,000 of additional funds to complete the construction of this restaurant. These loans are variable rate loans with interest equal to the prime rate, have a 10-year term and 20-year amortization, and require monthly payments of principal and interest.

        The Company holds a $2,100,000 financing commitment from GE Capital to provide financing associated with the development of one O’Charley’s restaurant. The commitment requires a minimum 20% equity investment by Meritage of the total project costs. The Company can choose between fixed interest rates (3.11% plus the 10-year swap rate) or floating interest rates (3.05% over the 30-day LIBOR with an option to convert to a fixed rate during the first two years). The Company also holds a financing proposal from Irwin Financial Capital Corporation to loan up to $5,000,000 to construct and equip up to two O’Charley’s restaurants. The proposal would require a minimum 15% equity investment by Meritage of appraised premises value. The Company can choose between various fixed or variable interest rate options, terms, and amortization schedules that are similar to the Company’s other financing arrangements. The Company believes that financing available under these commitments and proposals will be sufficient for the Company’s O’Charley’s development in fiscal 2005 and into fiscal 2006.

        These commitments for O’Charley’s development do not contractually obligate the Company to borrow any or all of the loan commitment amounts as such loans are made on a restaurant-by-restaurant basis. In addition to owning restaurants subject to mortgages, the Company will occasionally lease the land and building of new O’Charley’s restaurants it develops.

        Meritage’s loans and franchise agreements relating to its O’Charley’s operations contain covenants requiring the maintenance of certain financial ratios (computed on a consolidated O’Charley’s/Wendy’s of Michigan operation level) including:

•	Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 6.0:1;
•	Debt Service Coverage Ratio (“DSCR”) of not less than 1.2:1; DSCR is defined as the ratio of Adjusted EBITDA (the sum of earnings before interest, taxes, depreciation and amortization, non-cash losses, less distributions and non-cash gains, plus or minus non-recurring items) to Debt Service (the sum of principal and interest payments) plus capital lease payments;

At February 27, 2005 Meritage was in compliance with these covenants.

        The Company maintains a $2.6 million credit facility with Standard Federal Bank consisting of (i) a $600,000 line of credit secured by inventory and equipment of seven leased Wendy’s restaurants, and certain other receivables (currently maturing on April 30, 2005), and (ii) a $2,000,000 revolving line of credit secured by real estate purchased with this facility (currently maturing on April 30, 2006). The facility requires monthly payments of interest only at Standard Federal’s prime rate plus 0.25%. As of March 29, 2005, there was no outstanding balance on this credit facility. Meritage was recently informed that both facilities will be extended for an additional one-year term.

        In the first quarter of 2004, the Company completed a private equity offering which resulted in an increase in stockholders’ equity of approximately $4,750,000. The Company used offering proceeds to fund a portion of the construction and equipment for its first O’Charley’s restaurant which opened in August 2004, along with the related start-up and pre-opening costs associated with the O’Charley’s rollout in 2004. In addition, because the O’Charley’s business segment is not currently generating positive cash flow, offering proceeds were used for the $100,000 quarterly dividend payments on the Company’s Series B Convertible Preferred Stock, made April 1, 2004, July 1, 2004, October 1, 2004 and January 1, 2005. The Company expects to use additional offering proceeds or net proceeds from the sale and leaseback transactions discussed above to make the remaining dividend payments in fiscal 2005.

        Proceeds from the private equity offering and from the sale and leaseback transactions previously described are being used to finance equity contributions for the current O’Charley’s restaurant development. The Company expects to have five O’Charley’s restaurants open by the end of fiscal 2005. Thereafter, cash generated from these restaurants is expected to cover a portion of the equity contributions for the development of future O’Charley’s restaurants (e.g., 20% of the total costs under the GE Capital commitment). In addition to owning, the Company will also lease some of its O’Charley’s restaurants. For leased sites, the Company plans to own its equipment, although equipment financing (lease or debt) would be available from various lenders.

        Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s Inc. subjects Meritage to various business and financial risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O’Charley’s restaurant brand (there currently is no national advertising program utilized in Michigan), the ability of our management and infrastructure to successfully implement the O’Charley’s development plan in Michigan, and our limited experience in the casual dining segment. Failure or delay in completing the 15-store restaurant development agreement could have an adverse affect on the Company’s financial condition.

        As discussed above, cash on hand from the private equity offering and the sale and leaseback transactions, combined with proceeds from the financing commitments, will be used to fund the development of the O’Charley’s business over the next twelve months. Because the Wendy’s new store growth and remodeling program is substantially complete, Meritage believes that it will be able to meet Wendy’s and corporate overhead current obligations over the next twelve months with cash on hand and cash generated from operations. In addition, Meritage could use other sources to meet its current obligations over the next twelve months including:

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

Critical Accounting Policies

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company’s consolidated financial statements and footnotes thereto and management’s discussion and analysis of financial condition and results of operations included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 28, 2004. Certain of these accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company evaluates its estimates on an on-going basis. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 73% of its debt is at fixed interest rates which limits financial instrument risk. Some of the Company’s variable rate mortgage loans contain provisions that permit the Company to convert to a fixed interest rate at certain periods during the loan term. In the past year, four of these loans were converted to fixed rate loans. These provisions allow the Company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International that are outside Meritage’s control. It is the Company’s understanding that Wendy’s International utilizes various purchasing and pricing techniques in an effort to minimize volatility. Most of the Company’s O’Charley’s food purchases are made through the commissary operated by O’Charley’s Inc. These purchases can also be affected by fluctuating commodity prices. Presently, these purchases are not significant compared to the Company’s total food purchases.

        Based on the discussions above, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices such as the cost of beef may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company’s ability to fully offset higher beef and commodity costs through menu price increases.

Item 4.    Controls and Procedures.

        As of February 27, 2005, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President, General Counsel, and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of February 27, 2005. Other than as noted below, there have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

        In connection with the audit of, and the issuance of an unqualified report on, the consolidated financial statements for the year ended November 28, 2004, the Company’s auditors, Ernst & Young LLP, identified certain deficiencies in the design and operation of internal controls related to accounting, analysis and documentation of income taxes, which collectively represented a material weakness in internal control over financial reporting. In response, the Company implemented the following procedures during the first quarter:

•	The Company expanded the review of the financial statement closing process to include a comprehensive review and analysis of the quarterly tax closing process, and implemented recommendations to enhance existing procedures.
•	The Company engaged a public accounting firm (other than our independent auditors) to assist us in implementing necessary procedures, and in the preparation of schedules and other documentation necessary to support our tax account balances.
•	The Company provided the above documentation to our independent auditors to further ensure accounting for income taxes was properly reported in the financial statements.

PART II
OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending February 27, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
11/29/04 - 12/26/04	9,900	$5.01	9,900	232,204
Month #2
12/27/04 - 1/23/05	1,200	$5.07	1,200	231,004
Month #3
1/24/05 - 2/27/05	5,400	$5.09	5,400	225,604

Total	16,500	$5.04	16,500

(1)	In August 1999, the Board of Directors authorized the Company to repurchase from time to time, subject to capital availability, up to 200,000 shares of Meritage’s common stock through open market transactions or otherwise. This program was announced in November 1999. In February 2002, the Board authorized the repurchase of up to an additional 200,000 common shares under this program. The additional authorization of share purchases was announced in February 2002. There is no expiration date relating to this program, but the Board is permitted to rescind the program at any time.

Item 5.    Other Information.

        The Company opened its 48th Wendy’s restaurant during the first fiscal quarter. The new restaurant is located in Caledonia, Michigan. The Company also opened its second O’Charley’s restaurant during the first fiscal quarter. This new restaurant is located in Livonia, Michigan. The opening of the Livonia O’Charley’s restaurant marks Meritage’s 50th restaurant in operation.

        During the first fiscal quarter of 2005, the Company declared and paid a $0.05 per common share dividend to all shareholders of record as of December 28, 2004. The Company’s Board of Directors will consider additional dividends in the future.

Item 6.    Exhibits.

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

Dated: March 29, 2005	MERITAGE HOSPITALITY GROUP INC.

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