Form 10-Q
period 2005-05-29
MERITAGE HOSPITALITY GROUP INC
filed 2005-06-28
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 29, 2005.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of June 28, 2005 there were 5,511,235 outstanding Common Shares, $.01 par value.

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

         Statements concerning expected financial performance, business strategies and action which Meritage intends to pursue to achieve its strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from the forward-looking statements. These include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and eating habits; concerns about the nutritional quality of our restaurant menu items; concerns about consumption of beef or other menu items due to diseases including E. coli, hepatitis, and mad cow; promotions and price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor and energy; the availability and cost of suitable restaurant sites; delays in scheduled restaurant openings; the ability to finance expansion; interest rates; insurance costs; the availability of adequate managers and hourly-paid employees; directives issued by the franchisor regarding operations and menu pricing; the general reputation of Meritage’s and its franchisors’ restaurants; legal claims; and the recurring need for renovation and capital improvements. In addition, Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s subjects Meritage to additional risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O’Charley’s restaurant brand, the ability of our management and infrastructure to successfully implement the O’Charley’s development plan in Michigan, and our limited experience in the casual dining segment. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, public health, sanitation, alcoholic beverage control, environment, food preparation, minimum and overtime wages and tips, employment of minors, citizenship requirements, working conditions, and the operation of its restaurants. Because Meritage’s operations are concentrated in certain areas of Michigan, a marked decline in Michigan’s economy, or in the local economies where our restaurants are located, could adversely affect our operations.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2004. The results of operations for the three and six month periods ended May 29, 2005 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
May 29, 2005 and November 28, 2004

ASSETS

	May 29, 2005 (Unaudited)	November 28, 2004
Current Assets
Cash and cash equivalents	$ 4,084,040	$ 3,478,215
Receivables	206,916	191,841
Inventories	325,460	288,951
Prepaid expenses and other current assets	359,662	246,494
Restricted cash - debt escrow	1,074,869	1,128,247

Total current assets	6,050,947	5,333,748

Property, Plant and Equipment, net	37,124,372	42,802,985

Deferred Income Taxes	654,500	654,500

Other Assets
Note receivable	633,005	640,000
Non-operating property	339,911	339,911
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $227,059 and
$204,615, respectively	1,247,942	1,207,885
Financing costs, net of amortization of $169,615 and
$171,905, respectively	511,466	588,879
Deposits and other assets	207,070	127,030

Total other assets	7,369,243	7,333,554

Total assets	$51,199,062	$56,124,787

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
May 29, 2005 and November 28, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 29, 2005 (Unaudited)	November 28, 2004
Current Liabilities
Current portion of long-term obligations	$2,042,718	$2,242,897
Line of credit - short term	--	262,850
Trade accounts payable	1,883,109	2,339,686
Accrued liabilities	2,333,298	2,119,037

Total current liabilities	6,259,125	6,964,470

Unearned Vendor Allowances	2,251,949	2,494,558

Deferred Gain - Sale-Leaseback Transactions	7,259,692	1,963,338

Accrued Rent	67,560

Long-Term Obligations	26,282,494	32,519,886

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	5,000
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,428,966
and 5,251,932, respectively	54,290	52,520
Additional paid in capital	17,636,100	17,928,994
Accumulated deficit	(8,617,443)	(5,804,274)

Total stockholders' equity	9,078,242	12,182,535

Total liabilities and stockholders' equity	$51,199,062	$56,124,787

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended May 29, 2005 and May 30, 2004
(Unaudited)

	May 29, 2005	May 30, 2004
Food and beverage revenue	$27,028,508	$25,527,386

Costs and expenses
Cost of food and beverages	7,657,680	6,955,487
Operating expenses	17,274,570	14,909,918
General and administrative expenses	2,007,226	1,634,850
Depreciation and amortization	1,316,115	1,370,707

Total costs and expenses	28,255,591	24,870,962

(Loss) earnings from operations	(1,227,083)	656,424

Other income (expense)
Interest expense	(1,072,261)	(1,213,043)
Debt extinguishment charges	(507,716)	--
Interest income	72,712	10,474
Other income, net	2,500	4,400
Gain on sale of non-operating property	--	136,800

Total other expense	(1,504,765)	(1,061,369)

Loss before income taxes	(2,731,848)	(404,945)

Income taxes	81,321	--

Net loss	(2,813,169)	(404,945)

Dividends on preferred stock	319,926	219,926

Net loss on common shares	$(3,133,095)	$(624,871)

Net loss per common share - basic and diluted	$(0.59)	$(0.12)

Weighted average shares outstanding - basic and diluted	5,293,788	5,305,076

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended May 29, 2005 and May 30, 2004
(Unaudited)

	May 29, 2005	May 30, 2004
Food and beverage revenue	$14,031,342	$13,468,262

Costs and expenses
Cost of food and beverages	3,948,101	3,674,025
Operating expenses	8,836,104	7,633,194
General and administrative expenses	954,862	816,267
Depreciation and amortization	650,501	669,266

Total costs and expenses	14,389,568	12,792,752

(Loss) earnings from operations	(358,226)	675,510

Other income (expense)
Interest expense	(520,023)	(609,854)
Debt extinguishment charges	(89,243)	--
Interest income	39,275	9,005
Other income, net	--	--
Gain on sale of non-operating property	--	--

Total other expense	(569,991)	(600,849)

(Loss) earnings before income taxes	(928,217)	74,661

Income taxes	81,321	--

Net (loss) earnings	(1,009,538)	74,661

Dividends on preferred stock	106,642	106,642

Net loss on common shares	$(1,116,180)	$(31,981)

Net loss per common share - basic and diluted	$(0.21)	$(0.01)

Weighted average shares outstanding - basic and diluted	5,343,009	5,266,866

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For the Year Ended November 28, 2004 and the
Six months Ended May 29, 2005 (Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 1, 2003	$295	$--	$53,603	$13,635,104	$(5,315,284)	$8,373,718

Issuance of 424,329 shares of
common stock and related
warrants, net of offering costs	--	--	4,243	2,434,803	--	2,439,046

Issuance of 500,000 shares of
Series B convertible preferred
stock, net of offering costs	--	5,000	--	4,799,067	--	4,804,067

Purchase of 532,600 shares of
common stock	--	--	(5,326)	(2,613,412)	--	(2,618,738)

Preferred stock dividends declared	--	--	--	(326,568)	--	(326,568)

Net loss	--	--	--	--	(488,990)	(488,990)

Balance at November 28, 2004	295	5,000	52,520	17,928,994	(5,804,274)	12,182,535

Issuance of 215,201 shares of
common stock	--	--	2,152	426,340	--	428,492

Purchase of 38,167 shares of
common stock	--	--	(382)	(139,330)	--	(139,712)

Common stock dividends declared	--	--	--	(262,123)	--	(262,123)

Preferred stock dividends declared	--	--	--	(319,926)	--	(319,926)

Non-employee stock compensation	--	--	--	2,145	--	2,145

Net loss	--	--	--	--	(2,813,169)	(2,813,169)

Balance at May 29, 2005	$295	$5,000	$54,290	$17,636,100	$(8,617,443)	$9,078,242

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended May 29, 2005 and May 30, 2004
(Unaudited)

	May 29, 2005	May 30, 2004
Cash Flows from Operating Activities
Net loss	$(2,813,169)	$(404,945)
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	1,314,332	1,370,707
Amortization of financing costs	24,222	28,910
Write-off of financing costs	92,158	--
Amortization of deferred gain from sale leaseback
transactions	(132,866)	--
Compensation paid by issuance of common stock	39,145	21,012
Gain on sale of non-operating property	--	(136,800)
Increase in accrued rent and other liabilities	67,560	--
Decrease in unearned vendor allowances	(242,609)	(256,215)
(Increase) decrease in current assets	(164,752)	1,984
(Decrease) increase in current liabilities	(348,958)	166,038

Net cash (used) provided by operating activities	(2,164,937)	790,691

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(3,617,396)	(1,423,043)
Purchase of non-operating property	--	(8,133)
Payments received on note receivable	6,995	--
Payment for franchise agreements	(62,500)	(212,500)
Proceeds from sale of non-operating property	--	190,000
Increase (decrease) in deposits and other assets	(82,320)	11,287

Net cash (used) in investing activities	(3,755,221)	(1,442,389)

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended May 29, 2005 and May 30, 2004
(Unaudited)

	May 29, 2005	May 30, 2004
Cash Flows from Financing Activities
Principal payments on line of credit	(262,850)	(362,135)
Proceeds from long-term obligations	1,730,983	1,028,266
Principal payments on long-term obligations	(8,431,617)	(1,106,781)
Payments on obligations under capital lease	(14,029)	(53,937)
Payment of financing costs	(38,967)	(24,831)
Decrease in restricted cash - debt escrow	53,378	--
Proceeds from sale leaseback transactions	13,712,712	--
Proceeds from sale of common stock and warrants	391,492	2,500,000
Proceeds from sale of preferred stock	--	5,000,000
Private placement offering costs	--	(293,900)
Purchase of common stock	(139,712)	(2,558,670)
Common stock dividends paid	(262,123)	--
Increase in preferred stock dividends payable	106,642	106,642
Preferred stock dividends paid	(319,926)	(113,284)

Net cash provided by financing activities	6,525,983	4,121,370

Net increase in cash	605,825	3,469,672

Cash and Cash Equivalents - Beginning of Period	3,478,215	769,072

Cash and Cash Equivalents - End of Period	$4,084,040	$4,238,744

Supplemental Cash Flow Information
Cash paid for interest	$1,071,064	$1,179,743
Cash paid for income taxes	$76,000	$--

Schedule of Non-Cash Investing and
Financing Transactions
Equipment purchased under capital lease	$277,092	$--

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 29, 2005 and May 30, 2004

Note A — Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three and six months ended May 29, 2005 and May 30, 2004, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of converting preferred stock and exercising stock options would be antidilutive due to the net loss on common shares reported.

Note B – Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123, Share Based Payment, (SFAS 123(R)), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share based payments. Under SFAS 123(R), an entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company is required to adopt the provisions of SFAS 123(R) at the beginning of fiscal 2006. The Company is evaluating the impact that the implementation guidance and revisions included in SFAS 123(R) will have on its consolidated statements.

The Company currently accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees. Under this method, which is acceptable through fiscal 2005, no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share for the three and six months ended May 29, 2005 and May 30, 2004, would have been as follows:

	Three months ended		Six months ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
Net (loss) earnings as reported	$(1,009,538)	$74,661	$(2,813,169)	$(404,945)
Less: Total stock based employee
compensation expense determined
under fair value based method	193,095	313,287	334,762	445,802

Pro forma net loss on common shares	$(1,202,633)	$(238,626)	$(3,147,931)	$(850,747)

Net loss per common share - basic and diluted
As reported	$(0.21)	$(0.01)	$(0.59)	$(0.12)
Pro forma	$(0.23)	$(0.05)	$(0.59)	$(0.16)

Stock based employee compensation expense determined under the fair value based method in accordance with SFAS No. 123, has not been presented net of tax. To do so would create a deferred tax asset which would require an offsetting valuation allowance.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended May 29, 2005 and May 30, 2004

Note C – Lease Commitments

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options) ranging from three to thirty-nine years. The Company has certain leases that contain rent escalators. For these leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) using the straight line method over the term of the leases. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the various leases. The Company includes renewal options in determining straight line rent and depreciation of leasehold improvements only when an economic compulsion to renew exists, such as when the Company owns a building subject to a ground lease.

In the first six months of 2005, the Company completed eight sale leaseback transactions involving Wendy’s restaurants. The Company collected $13,713,000 in proceeds from the transactions and used $8,315,000 of the proceeds to retire long-term obligations. The transactions resulted in deferred gains of $5,545,000 which will be recognized as a reduction in rent expense over the lease terms. Deferred gains of $78,000 and $133,000 were recognized as a reduction in rent expense in the three and six months ended May 29, 2005.

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff’s interpretation regarding the accounting for operating leases under generally accepted accounting principles. Issues covered in this clarification include the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives. The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a restatement of results from the correction of any such errors, if deemed significant. The Company has reevaluated its accounting for leases and determined that the impact of this clarification on its financial statements did not have a material impact on the Company’s financial statements in the current quarter or prior periods. Refer to Note G – Lease Commitments, provided in the Company’s 10-K report for the year ended November 28, 2004, for further information regarding the Company’s leases.

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

As of May 29, 2005, the Company has forward financing commitments totaling approximately $7,659,000 that it may, but is not required to, utilize to finance the land and building for future restaurants. The commitments are for real estate mortgages at interest rates defined in the loan commitments. The loan commitments allow the Company to select either a fixed or a variable interest rate. The commitments do not contractually obligate the Company to borrow on any of the commitments as such loans are made on a restaurant-by-restaurant basis.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 29, 2005 and May 30, 2004

Note D – Guarantees, Commitments and Contingencies (continued)

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

As of May 29, 2005, the Company had outstanding capital expenditure commitments related to new restaurant construction totaling approximately $267,000 which will be paid in the ordinary course of business.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 29, 2005 and May 30, 2004

Note E – Segment Reporting

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company’s methods of internal reporting and management structure. The Company currently operates 48 Wendy’s restaurants in Western and Southern Michigan in the quick-service restaurant industry. The operation of the Wendy’s restaurants comprises the Company’s Wendy’s of Michigan Business Segment. The Company also operates three O’Charley’s restaurants and will be developing additional O’Charley’s restaurants throughout the state of Michigan. The operation of the O’Charley’s restaurants comprises the Company’s O’Charley’s of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on reportable segments for the three and six months ended May 29, 2005 and May 30, 2004 (in thousands):

	Three months ended		Six months ended
	May 29, 2005	May 30, 2004	May 29, 2005	May 30, 2004
Revenues:
Wendy's of Michigan	$12,598	$13,468	$24,735	$25,527
O'Charley's of Michigan	1,433	--	2,294	--

Consolidated revenues	$14,031	$13,468	$27,029	$25,527

(Loss) earnings from operations:
Wendy's of Michigan	$54	$780	$(421)	$815
O'Charley's of Michigan	(412)	(104)	(806)	(159)

Consolidated (loss) earnings
from operations (1)	$(358)	$676	$(1,227)	$656

Capital expenditures:
Wendy's of Michigan	$1,428	$504	$1,456	$1,314
O'Charley's of Michigan	703	110	2,161	110

Consolidated capital expenditures	$2,131	$614	$3,617	$1,424

Total assets:
Wendy's of Michigan	$36,285	$44,681	$36,285	$44,681
O'Charley's of Michigan	6,863	--	6,863	--

Total segment assets	$43,148	$44,681	$43,148	$44,681
Corporate assets	8,051	9,022	8,051	9,022

Consolidated total assets	$51,199	$53,703	$51,199	$53,703

(1)	Corporate level general and administrative expenses are included in the Wendy’s of Michigan segment and the allocation of such costs to the O’Charley’s of Michigan segment will occur as the segment expands.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Through its operation of 48 Wendy’s restaurants in Western and Southern Michigan, Meritage is the nation’s only publicly traded Wendy’s franchisee. These restaurants operate in the intensely competitive quick-service restaurant industry, and are located in close proximity to their principal quick-service restaurant competitors (e.g. McDonald’s, Burger King and Taco Bell) which are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. Wendy’s competes by offering a diverse menu, quality food prepared to order, pleasant and speedy service, and a pleasant atmosphere in its restaurants. It also competes by offering unique qualities such as the use of fresh ground beef.

        New Wendy’s store growth has slowed in the past two years as Meritage has essentially completed the development of Wendy’s restaurants in the West Michigan market. Also significant is the fact that Meritage completed ten sale and leaseback transactions from November 2004 through May 2005 involving some of its Wendy’s restaurants. The Company is using the proceeds to pay down long-term debt, increase cash on hand and help fund its new restaurant development efforts. The Company may enter into additional sale and leaseback transactions during the remainder of fiscal 2005.

        The Company is also the nation’s first and only publicly traded O’Charley’s franchisee, holding the exclusive right to develop O’Charley’s restaurants in Michigan. In August 2004, the Company opened its first O’Charley’s restaurant in Grand Rapids. The second O’Charley’s restaurant was opened in February 2005 and a third opened in May 2005, both in the metropolitan Detroit area. Two additional restaurants are planned in fiscal 2005 including one presently under construction which is expected to open in August 2005. O’Charley’s Inc. is the operator and franchisor of the O’Charley’s casual service restaurant system that operates more than 220 restaurants in 16 states in the Southeast and Midwest. O’Charley’s is best known for the freshness and homemade quality of its food, featuring specialty items such as hand-cut and aged steaks, freshly baked yeast rolls and fresh cut salads with special recipe salad dressings.  Meritage’s development agreement calls for the development of a minimum of 15 O’Charley’s restaurants by July of 2010. A successful rollout of the O’Charley’s concept in Michigan could provide a significant increase in the Company’s future earnings and cash flow.

Results of Operations

Wendy’s of Michigan Business Segment

        At May 29, 2005, the Company operated 48 Wendy’s restaurants in the quick-service restaurant industry that constitutes Meritage’s Wendy’s of Michigan Business Segment. For comparative purposes, corporate level general and administrative expenses have been included in the discussion of the Wendy’s of Michigan Business Segment.

Wendy's of Michigan Business Segment (continued)

Results of operations for the three and six months ended May 29, 2005 and May 30, 2004 are summarized in the following table:

	Statements of Operations
	Second quarter ended				Year-to-date ended (six months)
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	5/29/05	5/30/04	5/29/05	5/30/04	5/29/05	5/30/04	5/29/05	5/30/04
Food and beverage revenue	$12,598	$13,468	100.0%	100.0%	$24,735	$25,527	100.0%	100.0%

Costs and expenses
Cost of food and beverages	3,501	3,674	27.8	27.3	6,947	6,955	28.1	27.2
Operating expenses	7,688	7,633	61.0	56.7	15,352	14,910	62.1	58.4
General and administrative
Restaurant operations	311	358	2.5	2.6	669	713	2.7	2.8
Corporate level expenses	355	269	2.8	2.0	712	618	2.9	2.4
Michigan single business tax	113	85	0.9	0.6	276	145	1.1	0.6
Depreciation and amortization	576	669	4.6	5.0	1,200	1,371	4.9	5.4

Total costs and expenses	12,544	12,688	99.6	94.2	25,156	24,712	101.7	96.8

Earnings (loss) from operations	54	780	0.4	5.8	(421)	815	(1.7)	3.2

Other income (expense)
Interest expense	(498)	(610)	(4.0)	(4.5)	(1,045)	(1,213)	(4.2)	(4.8)
Debt extinguishment charges	(89)	--	(0.7)	--	(508)	--	(2.1)	0.0
Interest income	39	9	0.3	0.1	73	11	0.3	0.0
Other income	--	--	--	--	--	4	--	0.0
Sale of non-operating property	--	--	--	--	--	137	--	0.5

Total other expense	(548)	(601)	(4.3)	(4.5)	(1,480)	(1,061)	(6.0)	(4.2)

Earnings (loss) before income taxes	$(494)	$179	(3.9%)	1.3%	$(1,901)	$(246)	(7.7%)	(1.0%)

Revenue

        Food and beverage revenue declined 6.5% and 3.1% for the three and six months of fiscal 2005 compared to the same periods last year. The decreases were the result of lower same store sales during the periods. Additionally, sales from two new stores not in operation a year ago ($554,000 and $1,061,000 for the respective periods) were partially offset by a sales loss of $253,000 and $543,000 for the three and six months ended May 29, 2005, respectively, due to the permanent closing of two stores in fiscal 2004. Average customer traffic declined 8.7% and 5.1% for the three and six months ended May 29, 2005. Average customer ticket was flat for the three and six months ended May 29, 2005, compared to the same periods a year ago. Average food and beverage revenue for stores in full operation during the first two quarters of 2005 and 2004 (“same store sales”) is set forth in the following table:

Average Sales per Store	2005	2004	Decrease	% Decrease
Second Quarter	$256,324	$281,834	$(25,510)	(9.1%)
First Quarter	253,038	259,885	(6,847)	(2.6%)

Year-To-Date	$509,362	$541,719	$(32,357)	(6.0%)

        The decrease in same store sales was attributable to (i) strong comparable sales in the first two quarters of 2004 when same store sales increased 10.9% and 11.2% respectively over the first two quarters of 2003, (ii) the allegation that a finger was found in a chili purchased at a California Wendy’s store (later proved to be false), (iii) increased competition, (iv) a slow economic recovery in West Michigan (unemployment remains among the highest in the nation), (v) the effects of historically high gasoline prices on customers, and (vi) lower than expected sales of nationally advertised menu items. In an effort to improve customer traffic and sales, Wendy’s International introduced a new Strategic Plan in May 2005 consisting of, among other things, “Value Choices Menu” enhancements and a new advertising campaign entitled “Do What Tastes Right.” Management cautions that the negative sales trend could continue into the third quarter as it remains difficult to accurately forecast how competitor discounting, menu price adjustments, consumer spending trends, the economic climate in West Michigan and the other factors noted above will affect the Company’s future revenue.

Cost of Food and Beverages

        Cost of food and beverages, compared to the same periods last year, increased 1.8% in the second quarter of 2005, and 3.3% for the six month period ended May 29, 2005. These increases were primarily due to continued increases in beef costs which were approximately 14% and 8% higher for the three and six months ended May 29, 2005, respectively, compared to the same periods of 2004 (beef purchases represented approximately 23% and 24% of all food purchases during these respective periods). The increases were partially offset by an increase in the rebate earned from beverage suppliers. Where it maintains control, the Company has been successful in controlling food costs. However, Meritage has little control over certain areas of its food costs as many products are purchased under contracts negotiated by Wendy’s International. In May 2005, Wendy’s International changed the “Super Value Menu” to the “Value Choices Menu,” adjusted suggested menu pricing, and added new menu items; all of which are intended to mitigate the increases in food and beverage costs as a percentage of sales going forward.

Operating Expenses

        Operating expenses for the second quarter of 2005 increased 4.3% as a percentage of revenue over the second quarter of 2004. For the six months ended May 29, 2005, as a percentage of revenue, operating expenses were 3.7% higher than the same period last year. The following table presents the expense categories that comprise operating expenses:

	Second quarter ended:			Six months ended:
	5/29/05	5/30/04	Increase	5/29/05	5/30/04	Increase
As a percentage of revenue:
Labor and related costs	33.7	32.2	1.5	34.4	33.3	1.1
Occupancy expenses	11.2	8.5	2.7	11.5	9.2	2.3
Advertising	4.0	4.0	0.0	4.0	4.0	0.0
Franchise fees	4.0	4.0	0.0	4.0	4.0	0.0
Paper costs	3.2	3.2	0.0	3.3	3.2	0.1
Other operating expenses	4.9	4.8	0.1	4.9	4.7	0.2

Total operating expenses	61.0	56.7	4.3	62.1	58.4	3.7

        The increase in labor and related expenses as a percentage of revenue for the three and six months ended May 29, 2005 was primarily the result of increased hourly and management labor costs coupled with increased health care costs. Store management labor increased 0.9% and 0.6%, respectively, as modest increases in actual wages paid were magnified by the decline in sales. Store management labor is predominately a fixed cost. Hourly wages increased 0.7% and 0.6%, respectively, as certain of our restaurants were at minimum staffing levels and were unable to further reduce labor as sales declined. In May 2005, the Company restructured Wendy’s management to reduce expenses while still maintaining high quality store level execution.

        As a percentage of revenue, the 2.7 and 2.3 percentage point increase in occupancy expenses for the three and six months ended May 29, 2005 was primarily due to increases in rent expense of 2.0% and 1.8%, respectively. This increase reflects the impact of the sale and leaseback of ten Wendy’s restaurants between November 2004 and May 2005. See the related discussion regarding decreases in depreciation expense and interest expense below (i.e., depreciation and interest expense are replaced by rent expense). The remainder of the increase as a percentage of revenue is attributable to the decline in same store sales as occupancy costs are largely fixed.

        The increase in other operating expenses as a percentage of revenue was primarily due to an increase in credit card fees as a greater percentage of sales were paid for via credit cards.

General and Administrative

        Restaurant level general and administrative expenses declined $47,000 and $44,000, respectively, for the three and six months ended May 29, 2005, as a result of reduced restaurant site development expenses and employee bonuses. Corporate level general and administrative expenses in the three and six months ended May 29, 2005 were $86,000 and $94,000 higher than the comparable periods of 2004. Increases were caused by (i) the addition of a Chief Financial Officer position in April 2005, (ii) contracted accounting services that did not exist in the comparable period of 2004, and (iii) increased accounting, auditing and legal fees. The significant increase in single business tax expense for the six months ended May 29, 2005 was attributable to the tax on the gain of approximately $5.8 million associated with the sale and leaseback transactions. These transactions also resulted in an investment tax credit recapture. Under generally accepted accounting principles, these gains from sale leaseback transactions are deferred and recognized as a reduction in rent expense over the terms of the leases.

Depreciation and Amortization

        Depreciation and amortization expense decreased by $93,000 and $171,000, respectively, for the three and six months ended May 29, 2005 as compared to 2004. The decrease was primarily due to (i) a decrease associated with the ten restaurants sold and leased back between November 2004 and May 2005 (depreciation replaced by rent), (ii) equipment acquired in the original purchase of 25 restaurants in 1998 that became fully depreciated in February 2005, and (iii) higher than normal depreciation in the first quarter of 2004 due to accelerated depreciation from two restaurants that were closed (one restaurant’s lease was not renewed and the other restaurant was demolished and rebuilt during the first quarter of 2004).

Interest Expense

        Interest expense for the three and six month periods ended May 29, 2005 decreased by $112,000 and $168,000, respectively, compared to the same periods in 2004. Interest expense related to the ten restaurants that were sold and leased back decreased $172,000 and $298,000 for the three and six month periods. This decrease was partially offset by additional interest expense related to borrowings associated with new restaurant development, and the conversion of certain variable interest rate loans to fixed rate loans in fiscal 2004 in anticipation of rising interest rates.

Debt Extinguishment Charges

        For the three and six months ended May 29, 2005, the Company retired $2,019,000 and $7,876,000, respectively, of long-term indebtedness in connection with the sale and leaseback of eight Wendy’s restaurant sites. The Company incurred $89,000 and $508,000, respectively, in the three and six months ended May 29, 2005 for prepayment penalties and the related write-off of the remaining unamortized financing costs associated with these loan payoffs.

Gain on Sale of Non-Operating Property

        There were no sales of non-operating property in the first six months of 2005, compared to the same period of 2004 when the company realized a gain of $137,000 from the sale of an investment in non-operating property.

O’Charley’s of Michigan Business Segment

        At May 29, 2005, the Company operated three O’Charley’s restaurants in the casual dining restaurant industry that constitutes Meritage’s O’Charley’s of Michigan Business Segment. The first restaurant opened in August 2004, and as such, the Company had no operations in the first six months of 2004. Pursuant to a development agreement with its franchisor, O’Charley’s, Inc., Meritage is required to develop a minimum of 15 O’Charley’s restaurants in the State of Michigan over seven years. Results of operations for the three and six months ended May 29, 2005 are summarized below:

	Second quarter ended		Year-to-date ended (six months)
	$ (000's)	% of Revenue	$ (000's)	% of Revenue
	5/29/05	5/29/05	5/29/05	5/29/05
Food and beverage revenue	$ 1,433	100.0%	$ 2,294	100.0%

Costs and expenses
Cost of food and beverages	447	31.2	711	31.0
Operating expenses	983	68.6	1,591	69.4
Pre-opening costs	165	11.5	332	14.5
General and administrative expenses
Restaurant operations	187	13.0	356	15.5
Single business tax	(11)	(0.8)	(6)	(0.3)
Depreciation and amortization	74	5.2	116	5.1

Total costs and expenses	1,845	128.8	3,100	135.1

Loss from operations	(412)	(28.8)	(806)	(35.1)

Interest expense	22	1.5	27	1.2

Net loss before income taxes	$ (434)	(30.3%)	$ (833)	(36.3%)

        O’Charley’s had no restaurants in operation during the three and six months ended May 30, 2004, but did incur $104,000 and $159,000 respectively in pre-opening costs during those periods.

        Results of operations for the three and six months ended May 29, 2005 reflect the immaturity of this business segment as it takes six months or more for each restaurant to reach initial maturity. Pre-opening costs include, but are not limited to (i) travel, meals and lodging, and payroll and related costs incurred in connection with the training of the management teams, (ii) travel-related costs of the O’Charley’s, Inc. new store training team, (iii) recruiting costs, and (iv) the cost of food giveaways during the periods prior to opening. New store pre-opening costs are estimated at approximately $200,000 per restaurant. The Company plans to open a total of four restaurants in fiscal 2005 (two are already in operation). Because of the pre-opening costs and operational inefficiencies that are normal in the initial months of a new store’s operation, a significant net loss before income taxes is expected from the O’Charley’s business segment in fiscal 2005. The Company is also operating with relatively high general and administrative expenses incurred to provide support for the growth planned in the O’Charley’s segment over the next several years.

Consolidated Operations

Income Taxes

        The losses before income taxes of $928,000 and $2,732,000 for the three and six months ended May 29, 2005 resulted in cumulative losses in recent years. In accordance with SFAS No. 109, Accounting for Income Taxes, management assessed the realizability of its deferred tax assets and increased the Company’s valuation allowance for deferred income tax assets by $320,000 and $1,065,000, and was therefore unable to benefit from the losses incurred for the three and six months respectively. The increase in net deferred tax assets was primarily due to the gains on the sale and leaseback transactions completed during the first six months of 2005 which are deferred for financial reporting purposes but recognized for income taxes purposes. The Company recognized an income tax expense of $81,000 in the three months ended May 29, 2005, primarily related to AMT payments.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) increased $606,000, to $4,084,000 as of May 29, 2005, as set forth below:

Net cash used in operating activities	$(2,165,000)
Net cash used in investing activities	(3,755,000)
Net cash provided by financing activities	6,526,000

Net increase in cash	$606,000

        Net cash used in operating activities increased $2,956,000 from last year due primarily to a decrease in net earnings of $2,408,000 coupled with a $682,000 increase in the net change in current assets and liabilities. Total current liabilities declined $705,000 from November 28, 2004, due primarily to the timing of O’Charley’s restaurant construction and the repayment of $263,000 under the Company’s line of credit.

        Net cash used in investing activities increased $2,313,000 as a $150,000 decrease in payments for franchise agreements was more than offset by a $2,194,000 increase in purchases of property plant and equipment, a $190,000 reduction in proceeds from sale of non-operating property, and a $94,000 increase in the net change in deposits and other assets. During the second quarter, the Company purchased the land and building of a Wendy’s store which had been leased for $1,331,000.

        Net cash provided by financing activities increased $2,405,000. This increase was due to (i) $13,713,000 of proceeds from sale and leaseback transactions, (ii) an increase of $703,000 in proceeds from long-term obligations, and (iii) a reduction of $2,419,000 in purchases of common stock. This increase was largely offset by (i) an increase of $7,186,000 in principal payments on the line of credit, long-term obligations (primarily due to mortgages retired in connection with sale and leaseback transactions), and payments on capital leases, (ii) a reduction of $6,815,000 in the net proceeds from the issuance of common stock, preferred stock and warrants which primarily relates to the private equity offering in the first quarter of fiscal 2004, and (iii) an increase in dividends paid (both common and preferred) of $469,000 including a special dividend on common shares of $262,000 in January 2005.

Financial Condition

        With only three O’Charley’s restaurants in operation, the Company’s operations are primarily in the quick-service restaurant industry. Due to the nature of the business and industry, the Company does not have significant trade receivables. Inventories are not significant due to the perishable nature of its products (primarily food items). As such, the Company’s working capital is typically negative. The current portion of long-term debt is a significant component of current liabilities.

        As of May 29, 2005, current liabilities exceeded current assets by $208,000 compared to November 28, 2004, when current liabilities exceeded current assets by $1,631,000. At these dates, the ratios of current assets to current liabilities were 0.97:1 and 0.77:1, respectively. The primary reason for the increases in cash and working capital was the net cash proceeds from the ten sale and leaseback transactions involving certain of our Wendy’s restaurants. Eight of these transactions were completed in the first six months of 2005. The cash flows discussion provides details of the increase in cash and the most significant reasons for the increase in working capital.

        In fiscal 2004, cash generated from the Company’s Wendy’s operations was sufficient to meet obligations resulting from its Wendy’s operations and corporate level overhead including debt service and capital improvements. Based on our expected results in fiscal 2005, cash generated from our Wendy’s operations, combined with cash on hand at May 29, 2005, will be sufficient to meet obligations resulting from the Company’s Wendy’s operations and corporate level overhead including debt service and capital improvements. The Company recently completed a major store remodeling program such that all but one of the Company’s Wendy’s restaurants are no more than six years old or recently remodeled. As a result, capital expenditures for existing restaurants in fiscal 2005 are expected to be less than in recent fiscal years. Wendy’s fiscal 2005 operating cash flow will be negatively impacted by the sale and leaseback transactions because the rent expense under the new leases will exceed the debt service on the mortgages that were paid off. Furthermore, operating results for the first two quarters of 2005 are below results from the first two quarters of last year. It appears this trend will continue into the third quarter of 2005.

        The eight sale and leaseback transactions completed in the first two quarters of 2005 resulted in proceeds of approximately $13,713,000 which, after the retirement of the related mortgage debt and the associated prepayment penalties, netted Meritage approximately $5,395,000 in cash. These sale and leaseback transactions, combined with the sale and leaseback transactions in fiscal 2004, resulted in deferred gains of approximately $7,119,000 which are being amortized over the twenty year lease terms and accounted for as a reduction in rent expense on a straight line basis. The transactions completed in the first two quarters reduced our long-term obligations by $8,315,000 through the retirement of mortgage debt, and increased our total operating lease obligations by $21,527,000 (over the 20-year lease terms) of which $1,011,000 will be due within the next year. The Company has a tax net operating loss carryforward of approximately $3,210,000 at November 28, 2004 which will be used to offset a portion of the taxable gains resulting from these sales. The Company may enter into additional sale and leaseback transactions containing similar terms which, in the aggregate, could result in additional net proceeds of approximately $9,600,000. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining after tax net proceeds used for general corporate purposes including new restaurant development.

        Subsequent to the end of the second quarter, the Company sold the land and building of a former restaurant site netting approximately $395,000 in proceeds. The Company also purchased non-operating surplus property for $300,000 which it is currently marketing. Management believes this property has a fair value greater than $300,000 and will be sold at a profit in the future.

        In January 2005, the Company paid a $0.05 per share special cash dividend to its common shareholders which totaled $262,000. The special dividend was paid from proceeds from the sale of non-operating surplus property in fiscal 2004.

        The Company has slowed its Wendy’s new store development in recent years as Meritage has essentially completed the development of Wendy’s restaurants in the West Michigan market. The Company opened three new restaurants in fiscal 2003, one new restaurant in fiscal 2004, and one new restaurant in the first quarter of fiscal 2005. It has no current plans to open additional Wendy’s restaurants in fiscal 2005. Meritage now operates 48 Wendy’s restaurants and any additional Wendy’s restaurants will depend primarily on the adequacy of new store sites. A new Wendy’s restaurant requires an investment in real estate and equipment. Investments average approximately $1.25 to $1.5 million per restaurant, of which Meritage typically invests $250,000 to $300,000 of equity with the remaining investment funded through long-term financing. Financing for future Wendy’s restaurants will be obtained on a restaurant-by-restaurant basis.

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

At May 29, 2005, Meritage was in compliance with these covenants.

        Meritage has three O’Charley’s restaurants in operation. Under its development agreement with O’Charley’s, Inc. Meritage is required to open a minimum of twelve additional restaurants by July 2010, one in 2005, two each in 2006 and 2007, three each in 2008 and 2009, and one in 2010. New O’Charley’s restaurants owned by Meritage require an investment in real estate and equipment. We estimate that the total cost to open all 15 O’Charley’s restaurants required under the development agreement will be approximately $39 to $50 million, or approximately $2.6 to $3.3 million per restaurant, with land and site development being the significant variables.

        In the first six months of 2005, the Company borrowed $1,040,000 from Independent Bank, for the restaurant opened in August 2004 which is subject to a ground lease, and $1,441,000 for construction financing for an owned restaurant opened in May 2005. The Company can draw up to $559,000 of additional funds on this restaurant. These loans are variable rate loans with interest equal to the prime rate, have a 10-year term and 20-year amortization, and require monthly payments of principal and interest.

        The Company holds a $2,100,000 financing commitment from GE Capital to provide financing associated with the development of one O’Charley’s restaurant. The commitment requires a minimum 20% equity investment by Meritage of the total project costs. The Company can choose between fixed interest rates (3.11% plus the 10-year swap rate) or floating interest rates (3.05% over the 30-day LIBOR with an option to convert to a fixed rate during the first two years). The Company also holds a financing commitment from Irwin Financial Capital Corporation to loan up to $5,000,000 to construct and equip up to two O’Charley’s restaurants. This commitment requires a minimum 15% equity investment by Meritage of appraised premises value. The Company can choose between various fixed or variable interest rate options, terms, and amortization schedules that are similar to the Company’s other financing arrangements. The Company believes that financing available under these commitments will be sufficient for the Company’s O’Charley’s development in fiscal 2005 and into fiscal 2006.

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

At May 29, 2005, Meritage was in compliance with these covenants.

        The Company maintains a $2.6 million credit facility with Standard Federal Bank consisting of (i) a $600,000 line of credit secured by inventory and equipment of seven leased Wendy’s restaurants, and certain other receivables (currently maturing on April 30, 2006), and (ii) a $2,000,000 revolving line of credit secured by real estate purchased with this facility (currently maturing on April 30, 2007). The facility requires monthly payments of interest only at Standard Federal’s prime rate plus 0.25%. As of May 29, 2005, there was no outstanding balance on this credit facility.

        In the first quarter of 2004, the Company completed a private equity offering which resulted in an increase in stockholders’ equity of approximately $4,750,000. The Company used offering proceeds to fund a portion of the construction and equipment for its first O’Charley’s restaurant which opened in August 2004, along with the related start-up and pre-opening costs associated with the O’Charley’s rollout in 2004. In addition, because the O’Charley’s business segment is not currently generating positive cash flow, offering proceeds were used for the $100,000 quarterly dividend payments on the Company’s Series B Convertible Preferred Stock, made in fiscal 2004 and 2005. The Company expects to use additional offering proceeds or net proceeds from the sale and leaseback transactions discussed above to make the remaining dividend payments in fiscal 2005.

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

        There can be no assurances, however, that Meritage will be able to complete the above activities or that completion would yield the expected results.

Critical Accounting Policies

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company’s consolidated financial statements and footnotes included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 28, 2004. Certain of these accounting policies are subject to judgments and uncertainties which may affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The Company evaluates its estimates on an on-going basis. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

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

Item 4.    Controls and Procedures.

        As of May 29, 2005, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, Chief Financial Officer and Treasurer, and General Counsel, as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of May 29, 2005. Other than as noted below, there have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during the first two fiscal quarters that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

        In connection with the audit of, and the issuance of an unqualified report on, the consolidated financial statements for the year ended November 28, 2004, the Company’s auditors, Ernst & Young LLP, identified certain deficiencies in the design and operation of internal controls related to accounting, analysis and documentation of income taxes, which collectively represented a material weakness in internal control over financial reporting. In response, the Company implemented the following procedures in fiscal 2005:

•	The Company expanded the review of the financial statement closing process to include a comprehensive review and analysis of the quarterly tax closing process, and implemented recommendations to enhance existing procedures.
•	The Company engaged a public accounting firm (other than our independent auditors) to assist in implementing necessary procedures, and in the preparation of schedules and other documentation necessary to support tax account balances.
•	The Company provided the above documentation to its independent auditors to further ensure accounting for income taxes was properly reported in the financial statements.

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

         (c)   The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending May 29, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
2/28/05 - 3/27/05	0	$0	0	225,604
Month #2
3/28/05 - 4/24/05	6,800	$5.04	6,800	218,804
Month #3
4/25/05 - 5/29/05	3,800	$5.11	3,800	215,004

Total	10,600	$5.06	10,600

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The 2005 Annual Meeting of Shareholders was held at Meritage’s offices in Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 17, 2005. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 11, 2005. 4,527,995 common shares were present in person or by proxy at the meeting, representing 85.2% of the total shares outstanding.

        The shareholders elected the following six members to the Company’s Board of Directors to serve until the 2006 Annual Meeting: James P. Bishop (4,516,591 shares in favor; 11,404 withheld), Stephen L. Gulis, Jr. (4,389,629 shares in favor; 138,366 withheld), Joseph L. Maggini (4,516,591 shares in favor; 11,404 withheld), Brian N. McMahon (4,516,591 shares in favor; 11,404 withheld), Robert E. Schermer, Sr. (4,516,481 shares in favor; 11,514 withheld) and Robert E. Schermer, Jr. (4,516,591 shares in favor; 11,404 withheld). Each director received no less than 96.9% of the total shares voted.

        The shareholders also adopted an amendment to the 2002 Management Equity Incentive Plan to increase the number of shares under the plan by 250,000 (from 750,000 to 1,000,000). The following are the results of the shares that voted: In Favor: 2,879,376 (63.6%); Opposed: 270,910; Abstentions: 140,484; Broker Non-Votes: 1,237,225.

        The shareholders also ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending November 27, 2005. The following are the results of the vote: In Favor: 4,506,766; Opposed: 2,201; Abstentions: 19,028.

Item 5.    Other Information.

        On May 17, 2005, the Board of Directors appointed the following officers of Meritage: Robert E. Schermer, Jr. – Chief Executive Officer and President; James R. Saalfeld – Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; Robert H. Potts – Vice President of Real Estate; Gary A. Rose – Vice President, Chief Financial Officer and Treasurer; and Roger L. Zingle – Chief Operating Officer. The positions of Chief Administrative Officer and Chief Operating Officer were newly created officer positions. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, Compensation and Nominating & Corporate Governance Committees as standing committees of the Board of Directors.

        The Company opened its third O’Charley’s restaurant during the second fiscal quarter. This new restaurant is located in Chesterfield, Michigan. With the opening of the Chesterfield O’Charley’s restaurant, Meritage has a total of 51 restaurants in operation.

Item 6.    Exhibits.

    (a)        Exhibit List.

Exhibit No.	Description of Document
10.1	Forward Commitment with Irwin Franchise Capital Corporation for financing of O'Charley's Development.

10.2	Form Stock Award Agreement to Management

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibits filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 28, 2005	MERITAGE HOSPITALITY GROUP INC. By: /s/Robert E. Schermer, Jr. —————————————— Robert E. Schermer, Jr. Chief Executive Officer By: /s/Gary A. Rose —————————————— Gary A. Rose Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
10.1	Forward Commitment with Irwin Franchise Capital Corporation for financing of O'Charley's Development.

10.2	Form Stock Award Agreement to Management

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Exhibits filed herewith.