Form 10-Q
period 2005-08-28
MERITAGE HOSPITALITY GROUP INC
filed 2005-10-05
CIK 808219

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 28, 2005.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
1971 East Beltline Ave., N.E., Suite 200 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

As of October 4, 2005 there were 5,460,457 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2004. The results of operations for the three and nine month periods ended August 28, 2005 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
August 28, 2005 and November 28, 2004

ASSETS

	August 28, 2005 (Unaudited)	November 28, 2004
Current Assets
Cash and cash equivalents	$4,152,130	$3,478,215
Receivables	298,739	191,841
Inventories	313,574	288,951
Prepaid expenses and other current assets	413,802	246,494
Restricted cash - debt escrow	1,048,180	1,128,247

Total current assets	6,226,425	5,333,748

Property, Plant and Equipment, net	36,083,098	42,802,985

Deferred Income Taxes	654,500	654,500

Other Assets
Notes receivable	927,281	640,000
Non-operating property	--	339,911
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $283,853
and $204,615, respectively	1,248,647	1,207,885
Financing costs, net of amortization of $177,109
and $171,905, respectively	487,348	588,879
Deposits and other assets	248,489	127,030

Total other assets	7,341,614	7,333,554

Total assets	$50,305,637	$56,124,787

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
August 28, 2005 and November 28, 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 28, 2005 (Unaudited)	November 28, 2004
Current Liabilities
Current portion of long-term obligations	$2,030,886	$2,242,897
Line of credit - short term	--	262,850
Trade accounts payable	1,770,249	2,339,686
Accrued liabilities	2,373,292	2,119,037

Total current liabilities	6,174,427	6,964,470

Unearned Vendor Allowances	2,130,978	2,494,558

Deferred Gain - Sale and Leaseback Transactions	7,908,858	1,963,338

Accrued Rent	100,684	--

Long-Term Obligations	25,587,494	32,519,886

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	5,000
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,460,957
and 5,251,932, respectively	54,611	52,520
Additional paid in capital	17,420,934	17,928,994
Accumulated deficit	(9,077,644)	(5,804,274)

Total stockholders' equity	8,403,196	12,182,535

Total liabilities and stockholders' equity	$50,305,637	$56,124,787

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended August 28, 2005 and August 29, 2004
(Unaudited)

	August 28, 2005	August 29, 2004
Food and beverage revenue	$41,762,290	$39,633,268

Costs and expenses
Cost of food and beverages	11,804,290	10,776,735
Operating expenses	26,345,021	22,869,338
General and administrative expenses	2,939,672	2,525,870
Depreciation and amortization	1,991,766	2,052,896

Total costs and expenses	43,080,749	38,224,839

(Loss) earnings from operations	(1,318,459)	1,408,429

Other income (expense)
Interest expense	(1,584,235)	(1,960,551)
Debt extinguishment charges	(567,576)	--
Interest income	125,351	23,219
Other income, net	1,906	4,400
Gain on sale of non-operating property	150,964	136,800

Total other expense	(1,873,590)	(1,796,132)

Loss before income taxes	(3,192,049)	(387,703)

Income taxes	81,321	108,500

Net loss	(3,273,370)	(279,203)

Dividends on preferred stock	426,568	326,568

Net loss on common shares	$(3,699,938)	$(605,771)

Net loss per common share - basic and diluted	$(0.69)	$(0.11)

Weighted average shares outstanding - basic and diluted	5,353,717	5,289,635

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended August 28, 2005 and August 29, 2004
(Unaudited)

	August 28, 2005	August 29, 2004
Food and beverage revenue	$14,733,782	$14,105,882

Costs and expenses
Cost of food and beverages	4,146,612	3,821,248
Operating expenses	9,070,445	7,959,420
General and administrative expenses	932,448	891,020
Depreciation and amortization	675,652	682,189

Total costs and expenses	14,825,157	13,353,877

(Loss) earnings from operations	(91,375)	752,005

Other income (expense)
Interest expense	(511,974)	(747,508)
Debt extinguishment charges	(59,859)	--
Interest income	52,640	12,743
Other income, net	(593)	--
Gain on sale of non-operating property	150,964	--

Total other expense	(368,822)	(734,765)

(Loss) earnings before income taxes	(460,197)	17,240

Income taxes	--	108,500

Net (loss) earnings	(460,197)	125,740

Dividends on preferred stock	106,642	106,642

Net (loss) earnings on common shares	$(566,839)	$19,098

Net loss per common share - basic and diluted	$(0.11)	$0.00

Weighted average shares outstanding - basic	5,343,009	5,258,752

Weighted average shares outstanding - diluted	5,343,009	5,623,515

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended November 28, 2004 and the
Nine months Ended August 28, 2005
(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Balance at December 1, 2003	$295	$-	$53,603	$13,635,104	$(5,315,284)	$8,373,718

Issuance of 424,329 shares of
common stock and related
warrants, net of offering costs	-	-	4,243	2,434,803	-	2,439,046

Issuance of 500,000 shares of
Series B convertible preferred
stock, net of offering costs	-	5,000	-	4,799,067	-	4,804,067

Purchase of 532,600 shares of
common stock	-	-	(5,326)	(2,613,412)	-	(2,618,738)

Preferred stock dividends declared	-	-	-	(326,568)	-	(326,568)

Net loss	-	-	-	-	(488,990)	(488,990)

Balance at November 28, 2004	295	5,000	52,520	17,928,994	(5,804,274)	12,182,535

Issuance of 311,570 shares of
common stock	-	-	3,116	636,660	-	639,776

Purchase of 102,545 shares of
common stock	-	-	(1,025)	(459,332)	-	(460,357)

Common stock dividends declared	-	-	-	(262,123)	-	(262,123)

Preferred stock dividends declared	-	-	-	(426,568)	-	(426,568)

Non-employee stock compensation	-	-	-	3,303	-	3,303

Net loss	-	-	-	-	(3,273,370)	(3,273,370)

Balance at August 28, 2005	$295	$5,000	$54,611	$17,420,934	$(9,077,644)	$8,403,196

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended August 28, 2005 and August 29, 2004
(Unaudited)

	August 28, 2005	August 29, 2004
Cash Flows from Operating Activities
Net loss	$(3,273,370)	$(279,203)
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	1,991,766	2,052,896
Amortization of financing costs	35,411	43,652
Write-off of financing costs	105,087	-
Amortization of deferred gain from sale and leaseback
transactions	(226,623)	-
Compensation paid by issuance of common stock	47,303	30,012
Gain on sale of non-operating property	(150,964)	(136,800)
Increase in accrued rent and other liabilities	100,684	-
Decrease in unearned vendor allowances	(363,580)	(414,938)
(Increase) decrease in current assets	(298,830)	(173,954)
(Decrease) increase in current liabilities	(421,824)	1,003,294

Net cash (used) provided by operating activities	(2,454,940)	2,124,959

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(4,307,461)	(3,611,523)
Purchase of non-operating property	-	(8,133)
Payments received on note receivable	12,719	-
Payment for franchise agreements	(75,000)	(237,500)
Proceeds from sale of non-operating property	190,875	190,000
Increase (decrease) in deposits and other assets	(125,170)	(727)

Net cash (used) in investing activities	(4,304,037)	(3,667,883)

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended August 28, 2005 and August 29, 2004
(Unaudited)

	August 28, 2005	August 29, 2004
Cash Flows from Financing Activities
Proceeds from borrowings on line of credit	-	524,850
Principal payments on line of credit	(262,850)	(362,135)
Proceeds from long-term obligations	2,289,997	1,030,851
Principal payments on long-term obligations	(9,689,393)	(1,412,769)
Payments on obligations under capital lease	(22,099)	(53,937)
Payment of financing costs	(38,967)	(59,581)
Decrease in restricted cash - debt escrow	80,067	-
Proceeds from sale and leaseback transactions	15,522,767	-
Proceeds from sale of common stock and warrants	595,776	2,500,000
Proceeds from sale of preferred stock	-	5,000,000
Private placement offering costs	-	(293,900)
Purchase of common stock	(460,357)	(2,595,440)
Common stock dividends paid	(262,123)	-
Increase in preferred stock dividends payable	106,642	106,642
Preferred stock dividends paid	(426,568)	(219,926)

Net cash provided by financing activities	7,432,892	4,164,655

Net increase in cash	673,915	2,621,731

Cash and Cash Equivalents - Beginning of Period	3,478,215	769,072

Cash and Cash Equivalents - End of Period	$4,152,130	$3,390,803

Supplemental Cash Flow Information

Cash paid for interest	$1,616,161	$1,919,718
Cash paid for income taxes	$76,000	$-

Schedule of Non-Cash Investing and
Financing Transactions
Equipment purchased under capital lease	$277,092	$-

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 28, 2005 and August 29, 2004

Note A — Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.

The following table reconciles the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine months ended August 28, 2005 and August 29, 2004:

	Three months ended ------------------------------------- August 28, August 29, 2005 2004		Nine months ended ------------------------------------- August 28, August 29, 2005 2004
Numerators
Net (loss) earnings as reported	$(460,197)	$125,740	$(3,273,370)	$(279,203)
Less preferred stock dividends	106,642	106,642	426,568	326,568

Net (loss) earnings on common shares -
basic and diluted	$(566,839)	$19,098	$(3,699,938)	$(605,771)

Denominators
Weighted average common shares
outstanding - basic	5,343,009	5,258,752	5,353,717	5,289,635

Effect of dilutive securities
Stock options	-	364,763	-	-

Weighted average common shares
outstanding - diluted	5,343,009	5,623,515	5,353,717	5,289,635

For the three and nine months ended August 28, 2005 and August 29, 2004, convertible preferred stock was not included in the computation of diluted earnings per share because the effect of converting preferred stock would be antidilutive. For the three and nine months ended August 28, 2005 and the nine months ended August 29, 2004, vested stock options were not included in the computation of diluted earnings per share because the effect of exercising these stock options would be antidilutive due to the net loss on common shares.

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

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended August 28, 2005 and August 29, 2004

The Company currently accounts for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock issued to Employees. Under this method, which is acceptable through fiscal 2005, no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share for the three and nine months ended August 28, 2005 and August 29, 2004, would have been as follows:

	Three months ended ---------------------------------- August 28, August 29, 2005 2004		Nine months ended ------------------------------- August 28, August 29, 2005 2004
Net (loss) earnings as reported	$(460,197)	$125,740	$(3,273,370)	$(279,203)
Less: Total stock based employee
compensation expense determined
under fair value based method	49,089	218,507	383,851	473,276

Pro forma net loss on common shares	$(509,286)	$(92,767)	$(3,657,221)	$(752,479)

Net loss per common share - basic and diluted
As reported	$(0.11)	$0.00	$(0.69)	$(0.11)
Pro forma	$(0.12)	$(0.04)	$(0.76)	$(0.20)

Stock based employee compensation expense determined under the fair value based method in accordance with SFAS No. 123, has not been presented net of tax. To do so would create a deferred tax asset which would require an offsetting valuation allowance.

Note C – Lease Commitments

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options) ranging from three to thirty-nine years. The Company has certain leases that contain specific rent escalators. For these leases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) using the straight line method over the term of the leases. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the various leases. The Company includes renewal options in determining straight line rent and depreciation of leasehold improvements only when an economic compulsion to renew exists, such as when the Company owns a building subject to a ground lease.

In the first nine months of 2005, the Company completed nine sale and leaseback transactions involving Wendy’s restaurants. The Company collected $15,568,000 in proceeds from the transactions and used $8,868,000 of the proceeds to retire long-term obligations. The transactions resulted in deferred gains of $6,288,000 which will be recognized as a reduction in rent expense over the lease terms. Deferred gains of $93,000 and $226,000 were recognized as a reduction in rent expense in the three and nine months ended August 28, 2005.

In February 2005, the SEC Office of the Chief Accountant issued a letter to clarify the staff’s interpretation regarding the accounting for operating leases under generally accepted accounting principles. Issues covered in this clarification include the amortization of leasehold improvements, rent holidays, and landlord/tenant incentives. The SEC staff believes that its positions are based upon existing accounting literature, and as such, any registrants who determine their accounting for leases in prior periods to be in error should issue a

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 28, 2005 and August 29, 2004

Note C – Lease Commitments (continued)

restatement of results from the correction of any such errors, if deemed significant. The Company has reevaluated its accounting for leases and determined that the impact of this clarification on its financial statements did not have a material impact on the Company’s financial statements in the current quarter or prior periods. Refer to Note G – Lease Commitments, provided in the Company’s 10-K report for the year ended November 28, 2004, for further information regarding the Company’s leases.

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

As of August 28, 2005, the Company has a forward financing commitment totaling $5,000,000 that it may, but is not required to, utilize to finance the land and building for future restaurants. The commitment is for real estate mortgages and allows the Company to select either a fixed or a variable interest rate. The commitment does not contractually obligate the Company to borrow as such loans are made on a restaurant-by-restaurant basis.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 28, 2005 and August 29, 2004

Note E – Segment Reporting

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company’s methods of internal reporting and management structure. The Company’s reportable segments are Wendy’s of Michigan and O’Charley’s of Michigan. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on the reportable segments (in thousands):

	Three months ended ----------------------------------------- August 28, August 29, 2005 2004		Nine months ended ------------------------------------------ August 28, August 29, 2005 2004
Revenues:
Wendy's of Michigan	$12,912	$14,044	$37,647	$39,571
O'Charley's of Michigan	1,821	62	4,115	62

Consolidated revenues	$14,733	$14,106	$41,762	$39,633

(Loss) earnings from operations:
Wendy's of Michigan	$340	$1,036	$(81)	$1,879
O'Charley's of Michigan	(432)	(284)	(1,238)	(471)

Consolidated (loss) earnings
from operations (1)	$(92)	$752	$(1,319)	$1,408

Capital expenditures:
Wendy's of Michigan	$112	$801	$1,568	$2,115
O'Charley's of Michigan	578	1,387	2,739	1,497

Consolidated capital expenditures	$690	$2,188	$4,307	$3,612

Total assets:
Wendy's of Michigan	$34,952	$44,978	$34,952	$44,978
O'Charley's of Michigan	7,374	2,151	7,374	2,151

Total segment assets	$42,326	$47,129	$42,326	$47,129
Corporate assets	7,980	7,464	7,980	7,464

Consolidated total assets	$50,306	$54,593	$50,306	$54,593

(1)	Corporate level general and administrative expenses are included in the Wendy’s of Michigan segment and the allocation of such costs to the O’Charley’s of Michigan segment will occur as the segment expands.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Meritage is the nation’s only publicly traded Wendy’s franchisee operating 48 Wendy’s restaurants in Western and Southern Michigan. These restaurants operate in the highly competitive quick-service restaurant industry, and are located in close proximity to their principal competitors (e.g. McDonald’s, Burger King and Taco Bell) who all attempt to achieve strong brand awareness, effective marketing, price and value perception, and significant new product development. Wendy’s attempts to compete through its diverse menu, quality food at reasonable prices, prime real estate locations, friendly and efficient service and a pleasant atmosphere in its restaurants.

        The Company is also the nation’s first and only publicly traded O’Charley’s franchisee, holding the exclusive right to develop O’Charley’s restaurants in Michigan. As the Company has essentially completed the development of Wendy’s restaurants in the West Michigan market, new restaurant growth is primarily in the O’Charley’s segment. In August 2004, the Company opened its first O’Charley’s restaurant in Grand Rapids and three O’Charley’s restaurants were added during fiscal 2005. Construction is expected to begin on another restaurant in the metropolitan Detroit area this fall. O’Charley’s is best known for the freshness and homemade quality of its food, featuring specialty items such as hand-cut and aged steaks, freshly baked rolls and fresh cut salads with special recipe salad dressings. A successful rollout of the O’Charley’s concept in Michigan could provide a significant increase in the Company’s future earnings and cash flow.

        To help support O’Charley’s growth, Meritage completed eleven sale and leaseback transactions of its Wendy’s restaurants from November 2004 through August 2005. The Company also used the cash to pay down debt and increase cash reserves. The Company may enter into additional sale and leaseback transactions during the remainder of fiscal 2005.

Results of Operations

Wendy’s of Michigan Business Segment

The Company’s Wendy’s restaurants constitute its Wendy’s of Michigan Business Segment. For comparative purposes, corporate level general and administrative expenses have been included in the Wendy’s of Michigan Business Segment. Results of operations are summarized below:

Statements of Operations
-----------------------------------------------------------------------------------------------------------------------------
                    Three months ended                                            Nine months ended
-----------------------------------------------------------         -----------------------------------------------------------
    $ (000's)                             % of Revenue                   $ (000's)                          % of Revenue
-----------------------------------------------------------         -----------------------------------------------------------
  8/28/05      8/29/04            8/28/05      8/29/04                8/28/05       8/29/04             8/28/05          8/29/04

Food and beverage revenue	$12,912	$14,044	100.0%	100.0%	$37,647	$39,571	100.0%	100.0%

Costs and expenses
Cost of food and beverages	3,573	3,804	27.7	27.1	10,520	10,759	27.9	27.2
Operating expenses	7,700	7,738	59.6	55.1	23,052	22,619	61.3	57.2
General and administrative	727	786	5.6	5.6	2,385	2,263	6.3	5.6
Depreciation and amortization	572	680	4.4	4.8	1,771	2,051	4.7	5.2

Total costs and expenses	12,572	13,008	97.3	92.6	37,728	37,692	100.2	95.2

Earnings (loss) from operations	340	1,036	2.7	7.4	(81)	1,879	(0.2)	4.8

Other income (expense)
Interest expense	(469)	(748)	(3.6)	(5.3)	(1,514)	(1,961)	(4.0)	(5.0)
Debt extinguishment charges	(60)	-	(0.5)	-	(568)	-	(1.5)	-
Interest income	53	13	0.4	0.1	125	23	0.3	0.1
Other income	(1)	-	-	-	1	4	-	0.0
Sale of non-operating property	151	-	1.1	-	151	137	.4	0.3

Total other expense	(326)	(735)	(2.6)	(5.2)	(1,805)	(1,797)	(4.8)	(4.6)

Earnings (loss) before income taxes	$14	$301	.1%	2.2%	$(1,886)	$82	(5.0%)	0.2%

Revenue

        Decreases in average weekly sales per store of 10.0% and 7.2% for the three and nine months ended August 28, 2005, were partially offset by an increase in the number of stores in operation. Sales were unfavorably impacted by (i) disappointing sales due to factors associated with Wendy’s International as detailed in the “Liquidity and Capital Resources” section, (ii) increased competition, (iii) a slow economic recovery in West Michigan (unemployment remains among the highest in the nation), (iv) the effects of historically high gasoline prices on customers, and (v) the allegation that a finger was found in a chili purchased at a California Wendy’s store (later proved to be false). In an effort to improve customer traffic and sales, Wendy’s International introduced a new strategic plan in May 2005 consisting of, among other things, “Value Choices Menu” enhancements and a new advertising campaign entitled “Do What Tastes Right.” The Company has yet to see sales improvements as a result of the Wendy’s International initiatives. Management cautions that the negative sales trend could continue into the fourth quarter as it remains difficult to accurately forecast the variables affecting sales.

Cost of Food and Beverages

        Cost of food and beverages as a percentage of revenue, compared to the same periods last year, increased 2.2% in the third quarter of 2005, and 2.6% for the nine months ended August 28, 2005. The unfavorable variance was primarily due to increases in beef costs and other commodities. Beef costs accounted for approximately 22% of the total food and beverage cost during each of these periods. Wendy’s International recently reported that beef costs will decrease approximately 10% in the fourth calendar quarter of 2005, which should favorably affect operating results. Where it maintains control, the Company has been successful in controlling food costs. However, Meritage has limited control over its food costs as many products are purchased under contracts negotiated by Wendy’s International. In May 2005, Wendy’s International changed the “Super Value Menu” to the “Value Choices Menu,” adjusted suggested menu pricing, and added new menu items; all of which were intended to mitigate the increases in food and beverage costs as a percentage of sales going forward.

Operating Expenses

        Operating expenses through the nine month period ended August 28, 2005 were up by approximately 1.9%, primarily related to increased rent expense from the sale and leaseback transactions, as depreciation and interest expenses were replaced by rent. Because certain labor costs were reduced in May 2005, operating expenses for the three months ended August 28, 2005 were relatively flat as compared to 2004. As a percent of sales, however, they increased by 4.5% as many of these costs are fixed in nature and therefore constitute a higher percent of revenue in a declining sales environment.

General and Administrative

        Compared to the same period last year, general and administrative expenses for the nine months ended August 28, 2005 increased by $122,000 or 5.4%, mostly related to professional service fees. The Company has taken steps to reduce such costs and as a result, expenses for the three months ended August 28, 2005 have decreased $59,000 in comparison to the same period last year.

Depreciation and Amortization

        The decrease in depreciation and amortization was due to (i) sale and leaseback transactions as depreciation was replaced by rent, (ii) equipment that became fully depreciated in February 2005, and (iii) the acceleration of depreciation in the first quarter of 2004 for two restaurants that were closed.

Interest Expense

        The decrease in interest expense resulting from the sale and leaseback transactions was partially offset by the conversion of certain variable interest rate loans to higher fixed interest rate loans in fiscal 2004 in anticipation of rising interest rates.

Debt Extinguishment Charges

        For the three and nine months ended August 28, 2005, the Company retired $978,000 and $8,868,000, respectively, of long-term indebtedness in connection with the sale and leaseback of nine Wendy’s restaurant sites. The Company incurred $60,000 and $568,000, respectively, for prepayment penalties and the related write-off of the remaining unamortized financing costs associated with these loan payoffs.

Gain on Sale of Non-Operating Property

        In the third quarter of fiscal 2005, the Company sold two surplus properties and realized gains of $151,000. The Company obtained a $300,000 note receivable upon one of the sales.

O’Charley’s of Michigan Business Segment

        At August 28, 2005, the Company operated four O’Charley’s restaurants that constitute the O’Charley’s of Michigan Business Segment. The first restaurant opened in August 2004, and as such, the Company’s operations in the nine months ended August 29, 2004 consist of limited store operations and significant start-up and pre-opening costs. Results of operations are summarized below:

Statements of Operations
-----------------------------------------------------------------------------------------------------------------------------------------
                    Three months ended                                                       Nine months ended
---------------------------------------------------------------               ---------------------------------------------------------------
           $ (000's)                       % of Revenue                                $ (000's)                         % of Revenue
---------------------------------------------------------------               ---------------------------------------------------------------
 8/28/05            8/29/04           8/28/05           8/29/04                    8/28/05        8/29/04              8/28/05          8/29/04

Food and beverage revenue	$1,821	$62	100.0%	100.0%	$4,115	$62	100.0%	100.0%

Costs and expenses
Cost of food and beverages	574	18	31.5	29.0	1,284	18	31.2	29.0
Operating expenses	1,186	41	65.1	66.1	2,777	41	67.5	66.1
Pre-opening costs	184	259	10.1	417.7	516	446	12.5	719.4
General and administrative
expenses	205	26	11.3	41.9	556	26	13.6	41.9
Depreciation and amortization	104	2	5.7	3.2	220	2	5.3	3.2

Total costs and expenses	2,253	346	123.7	558.1	5,353	533	130.1	859.6

Loss from operations	(432)	(284)	(23.7)	(458.1)	(1,238)	(471)	(30.1)	(759.6)

Other income (expense)
Interest expense	(43)	-	(2.4)	-	(70)	-	(1.7)	-
Other income	1	-	-	-	1	-	-	-

Total other expense	(42)	-	(2.3)	-	(69)	-	(1.7)	-

Net loss before income taxes	$(474)	$(284)	(26.0%)	(458.1%)	$(1,307)	$(471)	(31.8%)	(759.6%)

        Results of operations for the three and nine months ended August 28, 2005 reflect the immaturity of this business segment as it takes at least six months for each restaurant to reach initial maturity. Pre-opening costs include, but are not limited to (i) travel, meals and lodging, and payroll and related costs incurred in connection with the training of the management teams, (ii) travel and payroll related costs of the new store training team, (iii) recruiting costs, and (iv) the cost of food giveaways during the periods prior to opening. New store pre-opening costs are estimated at approximately $200,000 per restaurant. Because of the pre-opening costs and operational inefficiencies that are normal in the initial months of a new store’s operation, the O’Charley’s business segment will experience a significant net loss in fiscal 2005. The segment is also operating with relatively high general and administrative expenses to provide support for planned expansion of this segment.

Consolidated Operations

Income Taxes

        Due to recent cumulative pre-tax losses, in accordance with SFAS No. 109, Accounting for Income Taxes, management has assessed the realizability of its deferred tax assets. For the three and nine months ended August 28, 2005, the Company increased its valuation allowance for deferred income taxes by $190,000 and $1,255,000, respectively, and was therefore unable to benefit from the losses incurred during these periods.

Liquidity and Capital Resources

        Cash and cash equivalents (“cash”) increased $674,000 in the nine months ended August 28, 2005 to $4,152,000.

        Net cash used in operating activities was $2,455,000 compared to net cash provided of $2,125,000 in 2004, a decrease of $4,580,000. The decrease is primarily related to an increase in the net loss of $2,994,000 and a net decrease in current liabilities of $1,425,000. A major portion of the current liabilities decrease is attributable to the timing of O’Charley’s restaurant construction invoicing and the repayment of the line of credit.

        Net cash used in investing activities totaled $4,304,000 compared to $3,668,000 in 2004. Cash used in investing activities consists primarily of purchases of property, plant and equipment.

        Net cash provided by financing activities was $7,433,000 compared to $4,165,000 in 2004. This net increase was largely due to proceeds from sale and leaseback transactions, increases in proceeds from long-term obligations and a reduction in purchases of common stock, offset by increases in principal payments on long-term obligations (a significant portion related to mortgages retired in connection with sale and leaseback transactions), a reduction in net proceeds from the issuance of common stock, preferred stock and warrants (primarily related to the private equity offering in the first quarter of fiscal 2004), and an increase in dividends paid (both common and preferred).

        At August 28, 2005, the Company’s working capital ratio (current assets to current liabilities) was 1.01:1 versus 0.77:1 at November 28, 2004. The Company’s working capital has historically been negative as trade receivables and inventories are typically insignificant due to the transactional base of the business and perishable nature of its products. Additionally, the current portion of long-term obligations constitutes a major component of current liabilities. The primary reason for the increase in cash and working capital was the cash proceeds from the sale and leaseback transactions and the related pay down of debt.

        The Company’s net loss position for the nine months ended August 28, 2005 increased by $2,994,000 compared to 2004. This is a combination of the weak financial performance of our Wendy’s restaurants, the Company’s decision to make early operating investments in the new O’Charley’s concept and debt extinguishment charges related to the sale and leaseback transactions.

        The Company’s franchisor, Wendy’s International, is experiencing operating and financial difficulties that are affecting the entire Wendy’s franchise system. Meritage believes many of these areas of concern relate to situations over which Meritage has limited or no control. Areas where Meritage maintains limited or no control include, but are not necessarily limited to, national advertising, marketing, menu and product engineering, menu pricing, supply chain and food costs (many products and services are purchased under contracts negotiated and executed by Wendy’s International). Where it maintains control, Meritage has undertaken efforts to reduce costs while still maintaining quality service levels. In the areas where Meritage has limited or no control, it must rely on the efforts of the franchisor to alleviate the system-wide operating and performance issues. As the table below depicts, the average weekly sales per store have remained static since 2002 and store earnings declined significantly despite Meritage’s favorable performance metrics, which illustrate the Company’s commitment to high quality operations.

	Nine months ended __________________________________ 8/28/2005 8/29/2004				Fiscal 2004		Fiscal 2003		Fiscal 2002
Store Results:
Average weekly sales per store	$20,	132	$21,	677	$21,	539	$20,	078	$21	,546
Food cost as % of sales	29.0%		28.2%		28.5%		26.3%		25.5%

Store earnings	3.6%		7.7%		7.2%		7.2%		9.4%

Performance Metrics:
Stores Sparkle Certified (highest rating)	100.0%		100.0%		100.0%		100.0%		90.0%
Food variance (1)	1.2%		1.3%		1.3%		1.4%		1.9%

(1)	The food variance represents the fluctuations in food cost as compared to the ideal food cost derived from Wendy’s International recipes. The generally recognized optimal food cost variance is 1.25%.

        The Company accelerated its hiring and general and administrative costs to support the O’Charley’s restaurant development. As such, the Company anticipates expenses to decrease as a percentage of total sales as its portfolio of restaurants increases. Under its development agreement with O’Charley’s, Inc., the Company is required to open a minimum of eleven additional restaurants by July 2010, two each in 2006 and 2007, three each in 2008 and 2009 and one in 2010. These new restaurants require an investment in real estate and equipment. The Company estimates that the total cost to open all 15 restaurants required under the development agreement will be approximately $40 to $50 million, or approximately $2.6 to $3.3 million per restaurant, with land and site development costs being the significant variables.

        Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s Inc. subjects Meritage to various business and financial risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O’Charley’s restaurant brand (there currently is no national advertising program in Michigan), the ability of its management and infrastructure to successfully implement the O’Charley’s development plan in Michigan, and its limited experience in the casual dining segment. Failure or delay in completing the 15-store restaurant development agreement could have an adverse affect on the Company’s financial condition.

        The nine sale and leaseback transactions completed in the first three quarters of 2005 resulted in proceeds of approximately $15,523,000 which, after the retirement of the related mortgage debt and the associated prepayment penalties of $463,000, netted the Company approximately $6,192,000 in cash. These sale and leaseback transactions, combined with the sale and leaseback transactions in 2004, resulted in deferred gains of approximately $7,862,000 which are being amortized over the twenty year lease terms and accounted for as a reduction in rent expense on a straight line basis. The transactions completed in the first three quarters reduced long-term obligations by $8,868,000 through the retirement of mortgage debt, and increased total operating lease obligations by $24,215,000 (over the 20-year lease terms) of which $1,145,000 will be due within the next year. The Company has a tax net operating loss carryforward of approximately $2,860,000 at November 28, 2004 which will be used to offset a portion of the taxable gains resulting from these sales. The Company has other properties which could be considered for sale and leaseback transactions and is currently marketing five stores which, in the aggregate, could result in additional proceeds of approximately $6,300,000. The Company anticipates that future sale and leaseback transactions would require approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining after tax net proceeds used for general corporate purposes including new restaurant development.

        Cash flow from operations, cash on hand, asset sales and cash available through existing revolving credit agreements and financing commitments should provide for the Company’s projected short-term and long-term cash requirements, including cash for continued operations, capital expenditures and debt service. Additional sources available for the Company to meet its obligations include deferring capital expenditures, deferring new store openings and financing or leasing new restaurants or equipment packages. There can be no assurances, however, that the Company will be able to complete these activities or that completion would yield the expected results.

        In the first nine months of 2005, the Company borrowed $3,040,000 for two O’Charley’s restaurants. These loans are variable rate loans with interest equal to the prime rate, have a 10-year term and 20-year amortization, and require monthly payments of principal and interest.

        The Company has a $5,000,000 financing commitment to construct and equip up to two O’Charley’s restaurants. This commitment requires a minimum 15% equity investment by the Company of appraised premises value. The Company can choose between various fixed or variable interest rate options, terms, and amortization schedules that are similar to the Company’s other financing arrangements. This commitment does not contractually obligate the Company to borrow any or all of the funds as such loans are made on a restaurant-by-restaurant basis.

        The Company maintains a $2.6 million credit facility with a bank consisting of a $600,000 line of credit secured by inventory and equipment of seven leased Wendy’s restaurants, and certain other receivables (currently maturing on April 30, 2006), and a $2,000,000 revolving line of credit secured by real estate purchased with this facility (currently maturing on April 30, 2007). The facility requires monthly payments of interest only at the prime rate plus 0.25%. As of August 28, 2005, there was no outstanding balance on this credit facility.

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

•	FCCR of not less than 1.2:1 for certain Wendy's restaurant loans subject to a real estate mortgage;
•	FCCR of not less than 1.4:1 for certain Wendy's restaurant loans subject to a business value loan;
•	Leverage Ratio (Funded Debt: Earnings Before Interest, Taxes, Depreciation and Amortization) not to exceed 5.5:1;
•

Debt Service Coverage Ratio ("DSCR") of not less than 1.2:1; DSCR is defined as the ratio of Adjusted EBITDA (the sum of earnings before interest, taxes, depreciation and amortization, non-cash losses, less distributions and non-cash gains, plus or minus non-recurring items) to Debt Service (the sum of principal and interest payments); and

•	Restrictions against using operating cash flow from the Wendy's business for other means if such use would cause the FCCR to be less than 1.2:1.

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

        At August 28, 2005, Meritage was in compliance with all of the above covenants. However, due to operational issues outlined above, the margin of compliance relating to the financial ratios has become increasingly narrow. If these operational trends continue, the Company could fall out of compliance with such ratios. The Company has, however, recently announced plans to reduce and refinance its obligations which, if successful, should improve or eliminate these concerns.

        In the first quarter of 2004, the Company completed a private equity offering which resulted in an increase in stockholders’ equity of approximately $4,750,000. The Company used offering proceeds to fund (i) a portion of the construction and equipment for its first O’Charley’s restaurant which opened in August 2004, and (ii) the related start-up and pre-opening costs associated with the O’Charley’s rollout. Additionally, because the O’Charley’s business segment is not currently generating positive cash flow, offering proceeds were used to make the $100,000 quarterly dividend payments to the Company’s Series B Convertible Preferred Stockholders in fiscal 2004 and 2005. The Company expects to use cash on hand or net proceeds from the sale and leaseback transactions discussed above to make the remaining dividend payments in fiscal 2005.

        Proceeds from the private equity offering and from the sale and leaseback transactions previously described were used to finance equity contributions for the O’Charley’s development. The Company expects to use proceeds from further sale and leaseback transactions to fund equity contributions for planned development in fiscal 2006. Thereafter, cash generated from these restaurants is expected to cover a portion of the equity contributions for the development of future O’Charley’s restaurants. For sites that the Company leases, the Company plans to own its equipment, although equipment financing (lease or debt) would be available from various lenders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, there is no foreign currency exposure. All of the Company’s debt is in U.S. dollars and approximately 70% of its debt is at fixed interest rates which limits financial instrument risk. Some of the Company’s variable rate mortgage loans contain provisions that permit the Company to convert to a fixed interest rate at certain periods during the loan term. During fiscal 2004, four of these loans were converted to fixed rate loans. These provisions allow the Company to continue to limit exposure to interest rate fluctuations. Accordingly, the Company does not utilize any derivatives to alter interest rate risk.

        In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by Wendy’s International or O’Charley’s, Inc. and are outside of Meritage’s control. It is the Company’s understanding that its suppliers utilize various purchasing and hedging techniques in an effort to minimize volatility.

        Based on the discussions above, Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices such as the cost of beef may impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company’s ability to fully offset higher commodity costs through menu price increases.

Item 4. Controls and Procedures.

        As of August 28, 2005, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, Chief Financial Officer and Treasurer, and General Counsel, as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of August 28, 2005. Other than as noted below, there have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during the first three fiscal quarters that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

        In connection with the audit of, and the issuance of an unqualified report on, the consolidated financial statements for the year ended November 28, 2004, the Company’s previous auditors identified certain deficiencies in the design and operation of internal controls related to accounting, analysis and documentation of income taxes, which collectively represented a material weakness in internal control over financial reporting. In response, the Company implemented the following procedures in fiscal 2005:

•

The Company expanded the review of the financial statement closing process to include a comprehensive review and analysis of the quarterly tax closing process, and implemented recommendations to enhance existing procedures.

•	The Company engaged a public accounting firm that assisted in implementing necessary procedures, schedules and other documentation necessary to support tax account balances.
•	The Company reallocated personnel to focus more attention on accounting for income taxes and has provided expanded training to its staff.
•	The Company provided the above documentation to its independent auditors to further ensure accounting for income taxes was properly reported in the financial statements.

PART II
OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

    (c)        The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending August 28, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
5/30/05 - 6/26/05	13,700	$ 5.00	13,700	201,304

Month #2
6/27/05 - 7/24/05	48,378	$ 4.91	48,378	152,926

Month #3
7/25/05 - 8/28/05	2,300	$ 5.15	2,300	150,626

Total	64,378	$ 4.94	64,378

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

Item 5. Other Information.

        On August 16, 2005, the Company opened its fourth O’Charley’s casual dining restaurant located in Holland, Michigan. Meritage is the nation’s first O’Charley’s franchisee and has the exclusive rights to develop O’Charley’s restaurants in the State of Michigan.

Item 6. Exhibits.

Exhibit No. 31.1 31.2 32.1 32.2

Description of Document

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Section 1350 Certification of Chief Executive Officer.

Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 4, 2005	MERITAGE HOSPITALITY GROUP INC. By /s/ Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer By /s/ Gary A. Rose Gary A. Rose Chief Financial Officer

EXHIBIT INDEX

Exhibit No. 31.1 31.2 32.1 32.2

Description of Document

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Section 1350 Certification of Chief Executive Officer.

Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.