Form 10-K
period 2005-11-27
MERITAGE HOSPITALITY GROUP INC
filed 2006-02-24
CIK 808219

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 27, 2005 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

  3210 EAGLE RUN DRIVE, N.E., SUITE 100
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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes       No   X
                                               -----    -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes       No   X
                                                 -----    -----

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]



Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer   [ ] Accelerated filer   [X] Non-accelerated filer



Indicate by check mark whether the registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act). Yes       No   X
                                                  -----    -----

As of February 16, 2006, there were 5,452,291 common shares of the registrant outstanding. The aggregate market value of the common shares held by non-affiliates was $16,797,305 based on the closing sales price on the American Stock Exchange on the last business day of the registrant's most recently completed second fiscal quarter (i.e. May 27, 2005).

Documents Incorporated by Reference:  None.

================================================================================

                         MERITAGE HOSPITALITY GROUP INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                         PAGE
                                                                         ----
PART I
         Item 1  - Business                                                3
         Item 2  - Properties                                             11
         Item 3  - Legal Proceedings                                      14
         Item 4  - Submission of Matters to a Vote of Security-Holders    14

PART II
         Item 5  - Market for Registrant's Common Equity, Related
                      Stockholder Matters and Issuer Purchases of
                      Equity Securities                                   15
         Item 6  - Selected Financial Data                                18
         Item 7  - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 19
         Item 7A - Quantitative and Qualitative Disclosures About
                      Market Risk                                         31
         Item 8  - Financial Statements and Supplementary Data            32
         Item 9  - Changes in and Disagreements With Accountants on
                       Accounting and Financial Disclosure                32
         Item 9A - Controls and Procedures                                32
         Item 9B - Other Information                                      33

PART III
         Item 10 - Directors and Executive Officers of the Registrant     34
         Item 11 - Executive Compensation                                 36
         Item 12 - Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters          38
         Item 13 - Certain Relationships and Related Transactions         38
         Item 14 - Principal Accountant Fees and Services                 38
         Item 15 - Exhibits and Financial Statement Schedules             40

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

          Statements concerning expected financial performance, business strategies and action which Meritage intends to pursue to achieve its strategic objectives, constitute forward-looking information. Implementation of these strategies and achievement of such financial performance are subject to numerous conditions, uncertainties and risk factors, which could cause actual performance to differ materially from the forward-looking statements. These include, without limitation: competition; changes in the national or local economy; changes in consumer tastes and eating habits; concerns about the nutritional quality of our restaurant menu items; concerns about consumption of beef or other menu items due to diseases including E. coli, hepatitis, and mad cow; promotions and price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor and energy; the availability and cost of suitable restaurant sites; the ability to finance expansion; interest rates; insurance costs; the availability of adequate managers and hourly-paid employees; directives issued by the franchisor regarding operations and menu pricing; the general reputation of Meritage's and its franchisors' restaurants; the relationship between Meritage and its franchisors; legal claims; and the recurring need for renovation and capital improvements. In addition, Meritage's expansion into the casual dining restaurant segment as a franchisee of O'Charley's will subject Meritage to additional risks including, without limitation, unanticipated expenses or difficulties in securing market acceptance of the O'Charley's restaurant brand, the ability of our management and infrastructure to successfully implement the O'Charley's development plan in Michigan, and our limited experience in the casual dining segment. Also, Meritage is subject to extensive government regulations relating to, among other things, zoning, public health, sanitation, alcoholic beverage control, environment, food preparation, minimum and overtime wages and tips, employment of minors, citizenship requirements, working conditions, and the operation of its restaurants. Because Meritage's operations are concentrated in certain areas of Michigan, a marked decline in Michigan's economy, or in the local economies where our restaurants are located, could adversely affect our operations.

                                     PART I

ITEM 1. BUSINESS.

          THE COMPANY

          Meritage Hospitality Group Inc. was incorporated in Michigan in 1986, and is primarily engaged in the franchised retail food service business through its Wendy's of Michigan business segment and its O'Charley's of Michigan business segment. Meritage's principal executive office is located at 3210 Eagle Run Drive, N.E., Suite 100, Grand Rapids, Michigan 49525. Its telephone number is (616) 776-2600, its facsimile number is (616) 776-2776, and its website address is www.meritagehospitality.com. Meritage's common shares are listed on the American Stock Exchange under the symbol "MHG." For convenience, Meritage and its subsidiaries will be collectively referred to as "Meritage" or "the Company" throughout this report.

                     WENDY'S OF MICHIGAN - BUSINESS SEGMENT

          Meritage operates 48 "Wendy's Old Fashioned Hamburgers" quick-service restaurants in Western and Southern Michigan. Meritage is the nation's only publicly traded Wendy's franchisee. Meritage serves over nine million Wendy's customers annually. All restaurants are operated pursuant to franchise agreements with Wendy's International, Inc., the franchisor of the nationally recognized quick-service restaurant system that operates under the distinctive "Wendy's" brand name. From 1999 through 2002, Meritage opened on average a new Wendy's restaurant every eight weeks. In the near term, Meritage has completed the development of Wendy's restaurants in the West Michigan market. The Company will, however, continue to evaluate the development and/or acquisition of Wendy's restaurants in other market areas. The Company's Wendy's restaurants are operated by Wendy's of Michigan, a Michigan limited partnership that is owned by a wholly-owned subsidiary of Meritage.

                   O'CHARLEY'S OF MICHIGAN - BUSINESS SEGMENT

            In December 2003, Meritage executed an exclusive multi-unit development agreement with casual service restaurant franchisor, O'Charley's Inc., to develop O'Charley's restaurants throughout the State of Michigan. Meritage is the nation's first O'Charley's franchisee. The Company opened five O'Charley's restaurants since August 2004; two of which are located in the greater Grand Rapids area and three of which are located in the greater Detroit area. At least one additional restaurant is planned for fiscal 2006. All O'Charley's restaurants are operated pursuant to operating agreements with O'Charley's Inc., the franchisor of the casual service restaurant system that has more than 230 company-owned and franchised restaurants in 17 states in the Southeast and Midwest. The Company's development agreement calls for the development of a minimum of 15 O'Charley's restaurants by July of 2010. The Company's O'Charley's restaurants are operated by O'Charley's of Michigan, a Michigan limited liability company that is owned by Meritage.

          Financial information concerning these business segments is presented in Note O of the Company's consolidated financial statements.

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

          Restaurant Layout and Operation

          The Company's restaurants typically range from 2,700 to 3,400 square feet with a seating capacity of between 90 and 130 people, and are typically open from 10:30 a.m. until midnight. Generally, the dining areas are carpeted and informal in design, with tables for two to four people. The restaurants feature a double pick-up drive-through window. Sales from drive-through customers accounted for approximately two-thirds of the total restaurant sales in fiscal 2005. A comprehensive reporting system provides restaurant sales and operating data (including product sales mix, food usage and labor cost information) with respect to each of the Company's restaurants. Physical inventories of all food items and restaurant supplies are taken weekly and monthly.

          Marketing and Promotion

          Wendy's International requires that at least 4% of the Company's restaurant sales be contributed to an advertising and marketing fund, 2% of which is used to benefit all restaurants owned and franchised by Wendy's International. The Wendy's National Advertising Program uses these funds to develop advertising and sales promotion materials and concepts to be implemented nationally. The remainder is used on local advertising. The Company typically spends local advertising dollars in support of national television advertising, local television and radio advertising, print media, local promotions and community goodwill projects.

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

          The Company's principal sources of energy for its operations are electricity and natural gas. The supply of energy available to the Company has been sufficient to maintain normal operations. However, higher petroleum and natural gas prices are negatively impacting the industry by reducing consumer expenditures and increasing operating expenses.

          Seasonality

          The Company's business is subject to seasonal fluctuations. Traffic typically increases during the summer months, which results in increased revenues during those months.

          Relationship with Franchisor

          Meritage operates its restaurants pursuant to various agreements (including one franchise agreement for each restaurant) with Wendy's International. These agreements grant privileges such as the right to utilize Wendy's International's trademarks, service marks, designs and other proprietary rights (such as "Wendy's" and "Wendy's Old Fashioned Hamburgers") in connection with the operation of its Wendy's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The Company's franchise agreements (including options to renew) range from approximately 21 to 29 years.

          The franchise agreements with Wendy's International provide, among other things, that a change in the operational control of Wendy's of Michigan, or the removal of a guarantor of the franchise agreements, cannot occur without the prior consent of Wendy's International. In addition, any proposed sale of the Wendy's business, ownership interests or franchise rights is subject to the consent of, and a right of first refusal by, Wendy's International. These agreements also grant Wendy's International wide discretion over many aspects of the restaurant operations, and often require the consent of Wendy's International to carry out certain operational transactions pertaining to the Wendy's of Michigan segment. If Meritage needs the consent of Wendy's International to proceed with its business plans and such consent is not obtained, Meritage will not be able to proceed with its plans which, in turn, could adversely affect Meritage's growth strategy. If Meritage were to proceed without Wendy's International's consent when required, Wendy's International could terminate the franchise agreements or exercise its right to purchase the Wendy's restaurants.

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

          Personnel

          Each Wendy's restaurant employs five to nine managers (a general manager, one to two assistant managers, and three to five shift managers), and an average of approximately 25 to 30 part-time crew members. The Company currently employs a Chief Operating Officer to oversee all operations, and seven district managers who each oversee operations of approximately seven Wendy's restaurants. The Company strives to maintain quality and uniformity throughout its restaurants by continual in-service training of employees and by field visits from Company supervisors and Wendy's International representatives. In general, the Company believes that it fosters a good working relationship with its employees.

          O'CHARLEY'S OPERATIONS

          Meritage currently operates five O'Charley's restaurants in the State of Michigan; two located in the greater Grand Rapids area and three located in the greater Detroit area. The Company anticipates that it will open at least one additional O'Charley's restaurant in fiscal 2006. Except for Lenawee County in southeast Michigan, Meritage has the exclusive right to operate O'Charley's restaurants in the State of Michigan. As it develops this concept, Meritage's O'Charley's restaurants will be concentrated in the metropolitan areas encompassing the cities of Detroit, Grand Rapids, Kalamazoo and Lansing.

          Menu

          The O'Charley's menu is mainstream, but innovative and distinctive in taste. The O'Charley's menu features approximately 50 items including USDA Choice hand-cut and aged steaks, baby-back ribs basted with O'Charley's own tangy BBQ sauce, a variety of tasty chicken dishes, fresh fish, a variety of fresh-cut salads with special recipe salad dressings and O'Charley's hot, freshly-baked yeast rolls. Also offered are a wide variety of alcoholic beverages including beer, wine and cocktails. The restaurants are open seven days a week and serve lunch, dinner and Sunday brunch. Special menu items include "limited-time" promotions, O'Charley's Express Lunch, daily special selections and a special kids menu. Some restaurants are experimenting with curbside take out.

          Restaurant Layout and Operation

          O'Charley's restaurants seek to create a casual, neighborhood atmosphere by tailoring the decor of each restaurant to the local community. The O'Charley's restaurants are free-standing brick buildings that range from 5,000 to 6,800 internal square feet with seating for 190 to 275 customers, including approximately 52 bar seats. The exterior generally features old-style red brick, bright red and green neon borders, multi-colored awnings and attractive landscaping. The restaurants generally contain an interior that is open, casual and well lighted, and features warm woods, exposed brick, color prints and hand painted murals depicting local history, people, places and events. Generally, the kitchen is exposed and designed to provide flexibility in the types of food items that can be prepared to adapt to changing customer tastes and preferences.

          Marketing and Promotion

          O'Charley's Inc. generally requires that 4% of a franchisee's restaurant sales be contributed to advertising and marketing efforts, with up to half of the total designated for local advertising. The remainder of the fund is designated for a production fund and a national fund used to benefit all restaurants in the O'Charley's system. While a national fund has not yet been established, the Company currently contributes to a production fund and local marketing aimed at building brand loyalty and emphasizing the distinctiveness of the O'Charley's atmosphere and menu offerings.

          Raw Materials and Energy

          The Company's O'Charley's restaurants comply with uniform recipe and ingredient specifications provided by the franchisor. O'Charley's Inc. operates a 220,000 square foot commissary in Nashville, Tennessee through which the Company purchases a substantial amount of its food products and supplies for its operations. The commissary operates a USDA-approved and inspected facility at which beef is aged and cut, and at which O'Charley's signature yeast rolls, salad dressings and sauces are produced. The Company's food and beverage inventories and restaurant supplies are primarily purchased from the O'Charley's commissary, with the remaining items purchased from national vendors approved by O'Charley's Inc. The Company has not experienced any significant shortages of food, equipment, fixtures or other products that are necessary to restaurant operations. While no such shortages are anticipated, the Company believes that alternate suppliers are available if any shortage were to occur.

          The Company's principal sources of energy for its operations are electricity and natural gas. The supply of energy available to the Company has been sufficient to maintain normal operations. However, higher petroleum and natural gas prices are negatively impacting the industry by reducing consumer expenditures and increasing operating expenses.

          Relationship with Franchisor

          Meritage operates its O'Charley's restaurants pursuant to various agreements with O'Charley's Inc., including a primary development agreement and an operating agreement for each restaurant it opens. These agreements grant privileges such as the right to utilize O'Charley's trademarks, service marks, designs and other proprietary rights in connection with the operation of its O'Charley's restaurants. These agreements also impose requirements regarding the preparation and quality of food products, the level of service, capital improvements, and general operating procedures. The development agreement requires the Company to develop at least 15 O'Charley's restaurants through July 2010, with approximately two-thirds being developed in the Detroit metropolitan market. The operating agreements (including options to renew) are effective for 40 years.

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

          In addition to paying the advertising and marketing fees referenced above, Meritage is required to pay O'Charley's Inc. an initial license fee of $425,000 for its first 15 restaurants (half of which was paid upon execution of the development agreement), a fee of 4% of sales for certain rights granted and certain services to be rendered, and other miscellaneous fees associated with training and services to be provided. Pursuant to its operating agreements, Meritage and certain of its key personnel are subject to (i) confidentiality requirements relating to certain of O'Charley's information, knowledge, know-how, techniques and other materials used in its O'Charley's operations, and
(ii) non-competition covenants that prohibit the acquisition of, operation of or affiliation with certain types of full service, casual dining restaurants that are considered a competitor of the O'Charley's restaurants in the United States during the term of the agreements, and for a two-year period after expiration or termination of such agreements with the competitor's restaurants located within a 15-mile radius of an O'Charley's restaurant.

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

          Personnel

          Each O'Charley's restaurant typically employs four to five managers (a general manager, one to two assistant managers, a kitchen manager and an assistant kitchen manager), and an average of approximately 75 full-time and part-time employees. The Company currently employs a Chief Operating Officer to generally oversee operations, and a regional supervisor who has day-to-day responsibility for the operation of the five Charley's restaurants.

          With the assistance of O'Charley's Inc., the Company will employ various recruiting and training programs to retain employees who are well-suited to manage its restaurant operations. Management trainees are required to complete a multi-week training program that familiarizes them with the responsibilities required to manage O'Charley's restaurants, operations, management objectives, controls and evaluation criteria. In addition, the Company undertakes in-service training of employees and conducts field visits with representatives from Meritage and O'Charley's Inc. In general, the Company believes that it fosters a good working relationship with its employees.

          COMPETITION AND INDUSTRY CONDITIONS

          Meritage operates within the quick-service restaurant ("QSR") industry through its Wendy's operations, and within the full-service, casual dining restaurant industry through its O'Charley's operations.

          QSR Industry

          The QSR industry is characterized by customers who are looking for quick, convenient and value-oriented meals that are ordered, paid for and picked up at a cash register. Within the quick-service market, the hamburger market segment comprises approximately half of the market (with the pizza, chicken, other sandwich, and Mexican and Asian market segments comprising a significant portion of the remainder). The hamburger market segment is dominated by McDonald's, Burger King and Wendy's. According to a January 2005 investment research report by UBS (an industry analyst), nearly 60% of the U.S. population is within three miles of a Wendy's restaurant. In addition, over two-thirds of Wendy's meals are purchased through a drive-thru window. According to the National Restaurant Association ("NRA"), a restaurant industry trade association, the QSR industry is forecasted to have total sales of $142.4 billion in 2006, a 5% increase over 2005. According to the NRA, some of the primary challenges facing the QSR industry in 2006 will be heightened competition, recruiting and retaining employees, higher gas and energy costs, and controlling labor and food costs. Within food costs, beef costs are projected to register a decline in 2006 while poultry prices are expected to be flat or slightly higher.

          Most of the Wendy's restaurants operated by Meritage are located in close proximity to their principal quick-service restaurant competitors (e.g., McDonald's, Burger King, Taco Bell, etc.) which are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. In recent years, these competitors have attempted to draw customer traffic through a strategy of discounting the price of their primary food products. While the Company lowered the prices of certain menu items in response to this competition, it questions whether this is a profitable long-term strategy. The Company believes that the competitive position of a Wendy's restaurant is ultimately enhanced by its unique qualities such as the use of fresh ground beef, a diverse menu, food prepared to order with an emphasis on quality, nutrition and taste, pleasant and speedy service, and the atmosphere of its restaurants.

          Based on information from Wendy's International, average same-store restaurant sales for franchised Wendy's restaurants were approximately $1,260,000 in 2005, representing a 3.1% decrease from 2004. Meritage experienced average same-store sales of $1,026,000 in fiscal 2005, or a 9.3% decrease from fiscal 2004. The Company believes this difference is due primarily to the effects of a sluggish Michigan economy which ranks among the worst in the nation. In mid-2005, Wendy's International reported that it was undertaking several strategic initiatives to improve the performance of its Wendy's business. Meritage believes there are several areas of improvement needed by Wendy's International in areas where Meritage maintains limited or no control, but which affect the entire Wendy's system such as national advertising, marketing, menu and product engineering, menu pricing and supply chain/food costs.

          Casual Dining Restaurant Industry

          According to the NRA, projected sales at full-service restaurants (which includes fine, casual and family dining restaurants) in the U.S. in 2006 will be $173.4 billion, giving the industry a 5.2% growth rate over 2005. Within the casual dining industry, 59% of casual-dining operators expect sales in 2006 to be better than 2005 sales. According to the NRA, the industry will continue to benefit from the spending of the baby-boomers (approximately 40 to 60 year olds), the nation's largest demographic group that is in their peak earning years. The primary challenges facing the casual-dining industry in 2006 are expected to be recruiting and retaining employees, higher gas and energy costs, heightened competition, building and maintaining sales volume, and higher labor and food costs. According to the NRA, time-strapped and convenience-seeking Americans are bringing a greater amount of restaurant fare into the home, making curbside takeout and delivery options more important. The NRA also reported that restaurant gift cards are growing in popularity in this industry, with more than half of the casual dining operators that offer gift cards expecting them to represent a larger percentage of total sales in 2006. Customer-loyalty and reward programs (programs that entice repeat customers with gift cards or discounts) are expected to grow in popularity with 46% of surveyed adults reporting that they would be more likely to patronize a restaurant that offers a loyalty or reward program. Finally, compared to other industries, the casual dining industry could be more affected by increased fuel costs, inflation and other increased household expenses as customers may scale back on restaurants where tipping is part of the service or trade down to less expensive concepts.

          As with its Wendy's restaurants, the O'Charley's restaurants operated by Meritage are located in close proximity to their principal quick-service restaurant competitors (e.g., Applebee's, Chili's, T.G.I. Friday's, etc.) who are highly competitive on the basis of price and value perception, service, location, food quality, menu variety, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development. O'Charley's Inc. reported disappointing results that were being addressed as part of a strategic planning process aimed at improving productivity and the operational aspects of its O'Charley's restaurants. The Company, in connection with O'Charley's Inc., is continuing to develop local market strategies to improve store sales. Due to the limited number of restaurants located in Michigan, Meritage has not been able to take advantage of O'Charley's national advertising campaign to date.

          Regional Outlook

          All of the Company's restaurants are located within the State of Michigan. According to the NRA, total restaurant sales in the East North Central Region (which includes Michigan, Wisconsin, Illinois, Indiana and Ohio) are expected to increase 4.2% in 2006. This is below the projected national average of 5.1%. The region's restaurants are projected to register sales of $59.1 billion in 2006, with Michigan projected to account for $12.4 billion. Job growth, disposable income and population are all expected to post modest gains, but at rates lower than the national average. The Federal Deposit Insurance Corporation - Michigan Profile for Fall 2005 noted that Michigan was negatively impacted in 2005 due to the weak state economy which was partly caused by the cutbacks in the manufacturing industry. As a result, Michigan was the only state reporting year-over-year job losses at second quarter 2005, and had the nation's lowest per capita personal income growth (3.3% at second quarter 2005).

          In general, the Company will work to achieve growth by (i) developing or acquiring new restaurants in markets with solid demographic profiles and population growth which are likely to be outside of Michigan, and (ii) maintaining high operating standards at our existing restaurants with the focus on increasing sales and lowering costs. The Company anticipates new products and marketing initiatives by its franchisors in 2006. However, if our restaurants are unable to compete successfully with other restaurants in new and existing markets, Meritage's results of operations will be adversely affected. The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater resources than Meritage, including a large number of national and regional restaurant chains. Some of our competitors have been in existence for a substantially longer period than Meritage and may be better established in the markets where our restaurants are or may be located. To the extent that we open restaurants in larger cities and metropolitan areas, we expect competition to be more intense in those markets. We also compete with other restaurants and retail establishments for experienced management personnel, hourly employees and quality sites.

          RISKS AND GOVERNMENTAL REGULATIONS

          Meritage is subject to numerous uncertainties and risk factors inherent in the food service industry. These include, among others: competition; changes in local and national economic conditions; changes in consumer tastes and eating habits; concerns about the nutritional quality of quick-service or casual-dining menu items; concerns about consumption of beef or other menu items due to food-borne diseases such as E. coli, hepatitis, and mad cow; promotions and menu price discounting by competitors; severe weather; changes in travel patterns; road construction; demographic trends; the cost of food, labor, fuel and energy; the availability and cost of suitable restaurant sites; the ability to finance expansion; fluctuating interest rates; insurance costs; the availability of an adequate number of managers and hourly-paid employees; directives issued by its franchisors regarding the Company's operations; the franchisor's national marketing and advertising programs; the franchisor's advertised pricing; the general reputation of Meritage's and its franchisors' restaurants; legal claims; and the recurring need for renovation and capital improvements.

          Also, the Company is subject to various federal, state and local laws and governmental regulations relating to, among other things, zoning, restaurant operations, public health certification regarding the preparation and sale of food, alcoholic beverage control, discharge of materials into the environment, sanitation and minimum wages. The Company believes its operations would be adversely affected if these permits or approvals were not obtained or renewed, or were terminated. The Company has no reason to anticipate, however, that this may occur. In addition, changes regarding minimum wage laws or other laws governing the Company's relationship with its employees (e.g. overtime wages and tips, health care coverage, employment of minors, citizenship/immigration requirements, working conditions, etc.) could have an adverse effect on the Company's operations.

          On average, 11-12% of O'Charley's restaurant sales are attributable to the sale of alcoholic beverages. Each O'Charley's restaurant has licenses from regulatory authorities allowing it to sell liquor, beer and wine. The failure of a restaurant to obtain or retain liquor service licenses could adversely affect operations. Once a liquor license is obtained, Meritage is subject to "dram-shop" statutes and interpretations which generally provide that a person who is injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

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

          Of the 48 Wendy's restaurants that the Company operates, it currently
(i) owns the land and buildings comprising 21 restaurants, (ii) leases the land and buildings comprising 26 restaurants, and (iii) owns the building and leases the land comprising one restaurant. The term of the leases (including options to renew) range from approximately 3 to 40 years. The structures range from being brand new to approximately 30 years old. However, Meritage recently performed major remodels on a number of its older Wendy's restaurants such that all but one of its current Wendy's restaurants are either seven years old or newer, or have been recently remodeled. The land and buildings owned by the Company are subject to encumbrances described in "Financing and Encumbrances."

          Since September of 2004, Meritage completed seventeen sale and leaseback transactions involving some of its previously-owned Wendy's restaurants. The Company used some of the proceeds in its new restaurant development. The Company may enter into additional sale and leaseback transactions which could affect the number of owned versus leased sites.

          Each O'Charley's restaurant is built to specifications provided by O'Charley's Inc. as to its exterior style and interior decor. The typical O'Charley's restaurant is a free-standing building ranging in size from approximately 5,000 to 6,800 square feet with seating ranging from approximately 190 to 275 customers, including bar seating. O'Charley's restaurants seek to create a casual, neighborhood atmosphere through an open layout and exposed kitchen, and by tailoring the interior decor toward the local community. The exterior features red and green neon borders, multi-colored awnings and attractive landscaping. The interior is open, casual and well lighted with warm woods, exposed brick, color prints and hand-painted murals depicting local history, people, places and events.

          The Company operates five O'Charley's restaurants, two that are leased, two that are owned and one where the building is owned and the land is leased. The terms of the leases (including options to renew) range from 19 to 39 years. All restaurants are brand new except for one which was an extensive remodel of a former restaurant site that was approximately 12 years old. Encumbrances affecting these sites are described in "Financing and Encumbrances." The Company plans to open at least one additional O'Charley's restaurant in fiscal 2006.

          The Company leases approximately 9,400 square feet of office space located at 3210 Eagle Run Drive, N.E., Suite 100, Grand Rapids, Michigan, which serves as the corporate headquarters and the registered office of the Company and its subsidiaries. The office, which is equipped with a management training facility, is located very close to one of the Company's Wendy's restaurants and one of the Company's O'Charley's restaurants. The lease term runs through March 2012.

          The Company believes that all of its properties are adequately covered by insurance.

          FINANCING AND ENCUMBRANCES

          As of November 27, 2005, the Company's outstanding indebtedness included the following:

          - $5,028,000 with Captec Financial Group, Inc. ("Captec"), now serviced by BNY Asset Solutions LLC, which was used in fiscal 1998 and 1999 to purchase existing Wendy's restaurants, refinance existing restaurant indebtedness, and build new Wendy's restaurants. The Captec loans are secured by the real estate and equipment of seven Company-owned Wendy's restaurants, have 15-year terms and 20-year amortizations, require monthly payments of $50,390, and carry fixed interest rates that range from 7.8% to 8.5%.

          - $4,361,000 with Fleet Business Credit, LLC, which has since been acquired by Bank of America ("Fleet"), which was used to build and equip Wendy's restaurants from fiscal 1999 through 2003. The Fleet loans are secured by the real estate and equipment associated with five Wendy's restaurants. All but one loan have 15-year terms and 20-year amortizations, require monthly payments of $31,509, and carry fixed interest rates ranging from 7.4% to 8.7%. One loan has 10-year term and 20-year amortization, requires a monthly payment of $6,400, and carries a variable interest rate equal to the 30-day LIBOR plus 2.75%.

          - $9,125,000 with General Electric Capital Business Asset Funding Corporation ("GE") which was used to build and equip Wendy's restaurants from fiscal 2002 through 2004. The GE loans are secured by the real estate and equipment associated with eight Wendy's restaurants. The GE loans have 10-year terms and 20-year amortizations. Six loans carry fixed interest rates ranging from 6.4% to 7.8%, and require monthly payments of $51,682. Two loans carry floating interest rates equal to 2.55% over the 30-day LIBOR requiring monthly payments of $17,780.

          - $1,058,000 with Fifth Third Bank which was used to build and equip one Wendy's restaurant in fiscal 2002. This long-term indebtedness is secured by the related real estate and equipment of the restaurant. This loan has a 5-year term and graduated amortization (from 18 to 13.5 years during the term of the loan), requiring graduated monthly payments (from $8,800 to $11,000 during the term of the loan), and carries a floating interest rate equal to Fifth Third Bank's prime rate.

          - $2,993,000 with Independent Bank West Michigan ("Independent") which was used to build and equip two O'Charley's restaurants in fiscal 2005. The Independent loans are secured by the real estate, building and equipment owned by the Company associated with these sites. The Independent loans are variable rate loans with interest equal to the prime rate, have a 10-year term and 20-year amortization, and require monthly payments of $22,157.

          The Company also maintains a $2.6 million credit facility with LaSalle Bank consisting of (i) a $600,000 line of credit secured by inventory and equipment of seven leased stores, and certain other receivables (currently maturing in April 2006), and (ii) a $2,000,000 revolving line of credit secured by real estate purchased with this facility (currently maturing in April 2007). The facility requires monthly payments of interest only at LaSalle's prime rate plus 0.25%. As of February 16, 2006, there is $758,000 outstanding on this credit facility.

          The Company also holds a financing commitment with Irwin Financial Capital Corporation to finance up to $5,000,000 to construct and equip up to two O'Charley's restaurants. Indebtedness under this proposal will be secured by the equipment and real estate or leasehold interest associated with the new restaurants. The Company can choose between various fixed or variable interest rate options, various terms and various amortization schedules that are similar to the Company's other financing arrangements.

          The loan documents relating to the above indebtedness contain financial covenants that require the maintenance of certain financial ratios. Certain loan documents also contain requirements that limit the amount of currently generated operating cash flow that can be utilized to fund corporate level expenses.

          Since September 2004, Meritage paid down a significant amount of long-term indebtedness when it completed seventeen sale and leaseback transactions involving some of its Wendy's restaurants. These transactions were part of an ongoing effort to sell and leaseback some of its Wendy's restaurants to pay down long-term debt and increase cash on hand to support the Company's strategic objective of maintaining a less leveraged new store growth model. The Company collected $26,435,000 in net proceeds from the transactions, used $14,667,000 to pay down long-term indebtedness, and deposited $10,978,000 into the Company's treasury. The deposited proceeds were used in the Company's restaurant development efforts and to fund general corporate purposes. Subject to market conditions, the Company may enter into approximately 17 additional sale and leaseback transactions containing similar terms. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining net proceeds being deposited into treasury and available for general corporate purposes including new restaurant development.

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

          In July 2004, the Company filed a complaint against the Michigan Department of Treasury in the Court of Claims seeking a refund of approximately $272,000 in Michigan Single Business Taxes, penalties and interest for tax years 1997 through 2001, associated with fees paid to the Company's franchisor during those years (WM Limited Partnership - 1998 v. Revenue Division, Department of Treasury, State of Michigan, Case No. 04-110-MT). The Company's position is that the tax payments related to these fees should be refunded because the fee at issue was incorrectly characterized as a "royalty" by the Department of Treasury, and therefore no tax is due from the Company related to these fees. The case is currently being held in abeyance pending the outcome of another case that is on appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2005.

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

                                       HIGH    LOW
                                      -----   -----
FISCAL YEAR ENDED NOVEMBER 28, 2004
   First Quarter                      $5.25   $4.45
   Second Quarter                     $5.10   $4.75
   Third Quarter                      $5.20   $4.95
   Fourth Quarter                     $5.05   $4.90

                                       HIGH    LOW
                                      -----   -----
FISCAL YEAR ENDED NOVEMBER 27, 2005
   First Quarter                      $5.30   $4.99
   Second Quarter                     $5.20   $4.94
   Third Quarter                      $5.64   $4.90
   Fourth Quarter                     $4.99   $4.60

          HOLDERS

          As of February 16, 2006, there were approximately 600 record holders of the Company's common shares, which the Company believes represents approximately 1,200 beneficial holders.

          DIVIDENDS

          Meritage paid no dividends on its common shares in fiscal 2004. The Company declared and paid a cash dividend in fiscal 2005 as follows:

DATE OF DIVIDEND   PER SHARE   TOTAL CASH DIVIDEND
----------------   ---------   -------------------
January 19, 2005     $0.05         $262,091.40

          In addition, Meritage declared and will pay a cash dividend in fiscal 2006 as follows:

DATE OF DIVIDEND    PER SHARE   TOTAL CASH DIVIDEND
----------------    ---------   -------------------
February 24, 2006     $0.06         $327,257.46

          The Company's Board of Directors will consider additional dividends in the future, but has not adopted a dividend policy. However, state law and certain of the Company's governance documents and loan agreements may limit the Company's ability to declare future cash dividends.

          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The following is information as of February 16, 2006:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                            NUMBER OF SECURITIES REMAINING
                                           NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE      AVAILABLE FOR FUTURE ISSUANCE
                                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                           OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                             WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
               PLAN CATEGORY                         (A)                      (B)                         (C)
               -------------               -----------------------   --------------------   ------------------------------
EQUITY COMPENSATION PLANS APPROVED BY
   SECURITY HOLDERS:
   1996 Management Equity Incentive Plan            409,287                  $3.12                        1,475
   1996 Directors' Share Option Plan (1)             62,000                  $5.31                            0
   2002 Management Equity Incentive Plan            710,494                  $4.99                      286,506
   2004 Directors' Share Equity Plan                 55,000                  $5.00                       95,000

EQUITY COMPENSATION PLANS NOT APPROVED
   BY SECURITY HOLDERS:
   1999 Directors' Compensation Plan                     (2)                    (2)                          (2)
   2001 Directors' Share Option Plan (3)             92,000                  $4.69                            0
                                                  ---------                  -----                      -------
TOTAL                                             1,323,781                  $4.41                      387,981
                                                  =========                  =====                      =======

(1) The 1996 Directors' Share Option Plan terminated in April 2001. Certain options granted under the Plan remain outstanding.

(2) The 1999 Directors' Compensation Plan was adopted by the Board of Directors in February 1999. Pursuant to the Plan, as amended, all non-employee directors receive a retainer of $1,000 for each meeting of the Board of Directors attended, and $1,000 for each committee meeting attended. The committee fees are reduced by 50% if the committee meeting is held on the same day as a Board meeting. Compensation is paid quarterly in arrears. At the election of the director, compensation is paid in cash or with Company common shares which are priced at the average fair market value during the five trading days prior to the end of the fiscal quarter. The Plan will terminate pursuant to its terms on November 30, 2008.

(3) The 2001 Directors' Share Option Plan terminated in May 2004. Certain options granted under the Plan remain outstanding. The Plan was adopted by the Board of Directors in May 2001. The Plan, as amended, provided for 120,000 common shares to be the subject of options which may be granted to non-employee directors. Under the Plan, non-employee directors were granted an option to purchase 5,000 common shares upon initial election to the Board, and another option to purchase 5,000 common shares upon each subsequent election. The committee administering the Plan could also grant additional options on such terms and conditions as the committee may determine.

          RECENT SALE OF UNREGISTERED SECURITIES.

          Previously reported.

          PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
PURCHASERS.

          The following table summarizes Meritage's purchases of its common shares during the fourth quarter ending November 27, 2005:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                        TOTAL NUMBER OF        MAXIMUM NUMBER OF
                                           AVERAGE    SHARES PURCHASED AS   SHARES THAT MAY YET BE
                       TOTAL NUMBER OF   PRICE PAID     PART OF PUBLICLY      PURCHASED UNDER THE
       PERIOD         SHARES PURCHASED    PER SHARE    ANNOUNCED PROGRAMS         PROGRAM (1)
       ------         ----------------   ----------   -------------------   ----------------------
      Month #1
 8/29/05 - 9/25/05            500           $4.98              500                  150,126
      Month #2
 9/26/05 - 10/23/05         1,000            4.84            1,200                  148,926
      Month #3
10/24/05 - 11/27/05         2,300            4.80            2,300                  146,626
                            -----           -----            -----
       TOTAL                3,800           $4.83            3,800
                            =====           =====            =====

(1) In August 1999, the Board of Directors authorized the Company to repurchase from time to time, subject to capital availability, up to 200,000 shares of Meritage's common stock through open market transactions or otherwise. In February 2002, the Board authorized the repurchase of up to an additional 200,000 common shares under this program. The additional authorization of share purchases was announced in February 2002. There is no expiration date relating to this program, but the Board is permitted to rescind the program at any time.

ITEM 6. SELECTED FINANCIAL DATA.

          The Company has elected a 52/53 week fiscal year for tax and financial reporting purposes. The fiscal year ends on the Sunday closest to November 30th. The following table sets forth selected financial information of the Company for the fiscal years ended November 27, 2005, November 28, 2004 November 30, 2003, December 1, 2002, and December 2, 2001 (all of which contained 52 weeks).

(In thousands except for per share information)

                                                               FISCAL YEARS
                                             -----------------------------------------------
                                               2005      2004      2003      2002      2001
                                             -------   -------   -------   -------   -------
SUMMARY OF OPERATIONS
Food and beverage revenue                    $56,037   $53,303   $48,513   $45,953   $38,356
Total operating expenses                      57,640    51,906    46,684    43,409    36,702
Operating (loss) income                       (1,603)    1,397     1,830     2,544     1,654
Net (loss) earnings                           (4,858)     (489)      740       709       532
Preferred stock dividends                        427       327        27        27        27
Net (loss) earnings on common shares          (5,284)     (816)      714       683       505
(Loss) earnings per common share - basic     $ (0.98)  $ (0.15)  $  0.13   $  0.13   $  0.10
(Loss) earnings per common share - diluted   $ (0.98)  $ (0.15)  $  0.13   $  0.12   $  0.10

BALANCE SHEET DATA
Property & equipment                         $36,058   $42,803   $41,288   $38,076   $28,781
Total assets                                  46,720    56,125    50,030    46,712    37,837
Long-term obligations (1)                     23,033    34,763    35,560    32,281    24,159
Stockholders' equity                           6,828    12,183     8,374     7,609     6,337
Cash dividends declared per common share     $  0.05   $    --   $    --   $    --   $    --

(1) For comparative purposes, long-term obligations include current portions of long-term obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

          Meritage is the nation's only publicly traded Wendy's franchisee, operating 48 Wendy's restaurants in Western and Southern Michigan. Through new development, Meritage has doubled the number of its restaurants since 1999. These restaurants operate in the highly competitive quick-service restaurant industry and are located in close proximity to their principal competitors (e.g. McDonald's, Burger King and Taco Bell) which aggressively market their brands in attempts to create strong brand awareness and price and value perception. These competitors also constantly compete with Wendy's through new product development. Wendy's attempts to compete through its diverse menu, made-to-order food at reasonable prices, prime real estate locations, friendly and efficient service and a pleasant atmosphere in its restaurants.

          The Company is also the nation's first and only publicly traded O'Charley's franchisee, operating five O'Charley's casual dining restaurants in Michigan. Except for Lenawee County in Southeast Michigan, the Company holds the exclusive right to develop O'Charley's restaurants in Michigan. Meritage's development agreement calls for the development of at least fifteen O'Charley's restaurants by 2010 and the Company plans to open at least one additional O'Charley's restaurant in fiscal 2006. O'Charley's is best known for the freshness and homemade quality of its food, a diverse menu featuring items such as hand-cut and aged steaks, freshly baked yeast rolls, fresh cut salads with special recipe salad dressings and signature desserts.

          In an effort to support O'Charley's growth, the Company has completed seventeen sale and leaseback transactions of its Wendy's restaurants since September 2004. The Company used approximately 55% of the cash from the sale and leaseback transactions to pay down debt. The Company may enter into additional sale and leasebacks as it expands its O'Charley's segment or if it identifies other franchising opportunities.

          Prior to deferred stock dividends of $427,000, the Company incurred a fiscal 2005 net loss of $4,858,000. Results were unfavorably impacted by (i) weak performances of both the Wendy's and O'Charley's brands, (ii) a sluggish Michigan economy which ranks among the worst in the United States, (iii) intense price discounting by competitors, (iv) high food and fuel costs, (v) early operating investments in the O'Charley's concept, (vi) debt extinguishment charges related to sale and leaseback transactions, and (vii) a reserve booked against the deferred tax asset. Where it maintains control, the Company has been successful in minimizing costs and maintaining quality store operations.

          The Company has historically been able to rely upon its Wendy's operations to support its corporate level overhead and meet its cash requirements and other commitments. However, due to losses incurred in 2005, the Company utilized a portion of its sale and leaseback transactions to support its ongoing operations and the continued development of O'Charley's.

                              RESULTS OF OPERATIONS

WENDY'S OF MICHIGAN BUSINESS SEGMENT

          The Company's 48 Wendy's restaurants constitute its Wendy's of Michigan Business Segment. For comparative purposes, corporate level general and administrative expenses are included in the Wendy's of Michigan Business Segment. Results of operations are summarized below:

                                                    Statements of Operations
                                     ----------------------------------------------------
                                            $ in Thousands               % of Revenue
                                     ---------------------------   ----------------------
                                       2005      2004      2003     2005     2004    2003
                                     -------   -------   -------   -----    -----   -----
Food and beverage revenue            $49,842   $52,458   $48,513   100.0%   100.0%  100.0%
Costs and expenses
   Cost of food and beverages         13,859    14,401    12,272    27.8     27.5    25.3
   Labor and related expenses         16,896    17,212    16,618    33.9     32.8    34.3
   Other operating expenses           13,542    12,917    11,988    27.2     24.6    24.7
   General and administrative          3,252     3,063     2,819     5.6      5.8     5.8
   Depreciation and amortization       2,341     2,759     2,986     4.7      5.3     6.1
                                     -------   -------   -------   -----    -----   -----
      Total costs and expenses        49,890    50,352    46,683    99.1     96.0    96.2
                                     -------   -------   -------   -----    -----   -----
Earnings from operations                 (48)    2,106     1,830     0.8      4.0     3.8

Other income (expense)
   Interest expense                   (1,950)   (2,603)   (2,388)   (3.9)    (5.0)   (4.9)
   Debt extinguishment charges          (875)     (180)       --    (1.7)    (0.3)     --
   Interest income                       148        37        28     0.3      0.1     0.1
   Other income                            8         4        20     0.0      0.0     0.0
   Gain on sale of non-operating         345       722       750     0.7      1.4     1.5
                                     -------   -------   -------   -----    -----   -----
      Total other income (expense)    (2,324)   (2,020)   (1,590)   (4.7)    (3.8)   (3.3)
                                     -------   -------   -------   -----    -----   -----
Earnings before income taxes         $(2,372)  $    86   $   240    (3.8)%    0.2%    0.5%
                                     =======   =======   =======   =====    =====   =====

                    COMPARISON OF FISCAL YEARS 2005 AND 2004

REVENUE

          Average food and beverage revenue for stores in full operation during the same quarters of fiscal 2005 and fiscal 2004 ("same store sales") is set forth below:

                                                      Increase     Increase
Average Same Store Sales      2005         2004      (Decrease)   (Decrease)
------------------------   ----------   ----------   ----------   ----------
Fourth Quarter             $  253,187   $  273,737   $ (20,550)      (7.5)%
Third Quarter                 263,192      305,048     (41,856)     (13.7)%
Second Quarter                256,324      293,265     (36,941)     (12.6)%
First Quarter                 253,038      259,321      (6,283)      (2.4)%
                           ----------   ----------   ---------      -----
Total Year                 $1,025,741   $1,131,371   $(105,630)      (9.3)%
                           ==========   ==========   =========      =====

          Fiscal 2005 same store sales decreases from fiscal 2004 were partially offset by an increase in the number of stores in operation. We believe sales were unfavorably impacted by (i) ineffective national advertising and product engineering, (ii) the aggressive introduction and marketing of new products by the Company's competitors, (iii) new quick-service alternatives entering the market and the expansion of existing concepts, (iv) a sluggish Michigan economy in which job growth and unemployment remain among the worst in the nation, and
(v) historically high gas prices. In an effort to improve customer traffic and sales, in fiscal 2005 Wendy's International, Inc. introduced a new advertising campaign entitled "Do What Tastes Right" and a 2006 marketing calendar including, among other things, product enhancements and new product offerings. While the Company has yet to see sales improvements resulting from the initiatives implemented to date, it is cautiously optimistic that the new product lines and advertising campaigns will provide a favorable impact in fiscal 2006. However, the unfavorable sales trend could continue as it remains difficult to accurately predict the variables affecting sales.

COST OF FOOD AND BEVERAGES

          The cost of food and beverages increased by 1.1% as a percent of sales. The increase was primarily due to continued increases in beef costs of approximately 12% during the first nine months of fiscal 2005 compared to fiscal 2004. Beef costs declined in the fourth quarter of 2005 and by the end of the year, were only 4% higher than the 2004 averages. Beef purchases represented approximately 23% and 21% of total product costs during the fiscal years 2005 and 2004, respectively. Meritage has limited control over its raw material costs as many products are purchased under contracts negotiated by Wendy's International. However, where it maintains control, the Company was successful in keeping food costs in line with guidelines established by Wendy's International.

LABOR AND RELATED EXPENSES

          In connection with the reduction in fiscal 2005 revenues, the Company reduced its labor dollars by approximately $316,000 compared to 2004. Hourly labor and store management labor expenses were reduced by $187,000 and $105,000, respectively. However, labor as a percentage of sales increased as certain minimum staffing levels are a fixed cost and necessary to maintain optimal service levels.

OTHER OPERATING EXPENSES

          Fiscal 2005 operating expenses increased as a percentage of sales due to lower fiscal 2005 sales volumes and increased rent expense from the sale and leaseback transactions completed since September 2004 (see Liquidity and Capital Resources). Base rent expense plus straight-line rent, net of deferred sale and leaseback gain amortization, increased by $953,000. Other increases related to utilities and credit card transaction fees.

GENERAL AND ADMINISTRATIVE

          Compared to the prior year, general and administrative expenses increased by $189,000, or 6.2%, mostly related to professional service fees. The Company has taken steps to reduce such fees.

DEPRECIATION AND AMORTIZATION

          The decrease in depreciation and amortization was mainly due to (i) sale and leaseback transactions as depreciation was replaced by rent, (ii) equipment that became fully depreciated in February 2005, and (iii) the acceleration of depreciation in the first quarter of 2004 for two restaurants that were closed.

INTEREST EXPENSE

          Interest expense decreased $653,000 compared to fiscal 2004. The decrease was attributable to a one-time assessment of $117,000 in interest (including penalties) by the Michigan Department of Treasury in 2004 (see Item 3, Legal Proceedings) and debt reduction from sale and leaseback proceeds.

DEBT EXTINGUISHMENT CHARGES

          The Company retired $13,000,000 and $1,666,000 of long-term indebtedness in connection with the sale and leaseback transactions in fiscal years 2005 and 2004, respectively. In these respective years, the Company incurred $875,000 and $180,000 in prepayment penalties and write-offs of the remaining unamortized financing costs associated with these loans.

GAIN ON SALE OF NON-OPERATING PROPERTY

          The Company occasionally acquires excess real estate in connection with the purchase of sites for new restaurant development. The 2005 gains resulted from the sale of two excess properties and a parcel located adjacent to a store opened in December 2004. The gain on sale of non-operating property in fiscal 2004 resulted from the sale of (i) the Company's 19% ownership interest in an entity that is a landlord of a Wendy's restaurant, (ii) the purchase rights to a parcel of vacant land where a new Wendy's restaurant was constructed and opened in December 2004, and (iii) surplus real estate located adjacent to one of the Company's restaurants. There are no assurances that a gain will be realized upon the sale of excess real estate.

                    COMPARISON OF FISCAL YEARS 2004 AND 2003

REVENUE

          Food and beverage revenue increased 8.1% in fiscal 2004 compared to fiscal 2003. This increase was primarily the result of an increase in same store sales of 6.8% in conjunction with sales of $1,874,000 from new stores not in operation in fiscal 2003. New store sales were partially offset by a loss of $996,000 in sales due to the permanent closing of two older restaurants during the year, and the temporary closing of another restaurant while it was being rebuilt. Average food and beverage revenue for stores in full operation during the same quarters of both years ("same store sales") is set forth below:

                                                      Increase     Increase
Average Same Store Sales      2004         2003      (Decrease)   (Decrease)
------------------------   ----------   ----------   ----------   ----------
Fourth Quarter             $  273,737   $  274,073     $  (336)      (0.1)%
Third Quarter                 305,048      287,617      17,431        6.1%
Second Quarter                293,265      263,719      29,546       11.2%
First Quarter                 259,321      233,846      25,475       10.9%
                           ----------   ----------     -------       ----
Total Year                 $1,131,371   $1,059,255     $72,116        6.8%
                           ==========   ==========     =======       ====

          The increases in the first three quarters of 2004 were primarily attributable to improved customer traffic and average customer ticket compared to the same periods last year as a result of (i) improvements in customer service times, (ii) successful new menu items including Homestyle Chicken Strips, a new salad, and new chicken sandwiches ("Chicken Temptations"), and
(iii) softer sales in the same periods last year. Average same store sales declined in the fourth quarter as sales began to soften for reasons noted above in the 2005 versus 2004 comparison.

COST OF FOOD AND BEVERAGES

          The 8.7% increase in cost of food and beverages, as a percentage of revenue, was primarily due to a significant increase in beef costs which were approximately 16% higher than in fiscal 2003. Beef purchases represented approximately 21% and 20%, respectively, of all food purchases in fiscal 2004 and fiscal 2003. Also contributing to the increase were higher raw food costs, including costs of bread, beverage syrup, chicken and dairy products, as well as an increase in the sales mix of menu items with lower profit margins. The Company's food and beverage costs were in line with guidelines established by Wendy's International.

LABOR AND RELATED EXPENSES

          Labor dollars increased by approximately $594,000 compared to fiscal 2003. This is a result of increased hourly labor of $635,000 to support sales improvements from 2003, offset by a decrease in store management labor from a reduction in the number of assistant managers and the replacement of several salaried assistant managers with hourly shift managers. As a percentage of sales, the overall labor percentage decreased from 34.3% to 32.8%, as there was a higher sales base over which the percentages were calculated.

OTHER OPERATING EXPENSES

          There were no significant changes in other operating expenses as a percent of sales compared to 2003, however, actual dollars increased by $929,000. The increase was a result of increased occupancy costs (including rent, utilities, property taxes and maintenance) of $447,000, increased advertising costs of $160,000, increased paper costs of $125,000 and increased franchise fees of $158,000. Advertising fees and franchise are fees are calculated as a percentage of sales based on the Company's contract with Wendy's International.

GENERAL AND ADMINISTRATIVE

          The increase in general and administrative expenses includes increases in directors' fees, independent auditor fees and the Michigan Single Business Tax. The directors' fees and auditors' fees were related, in part, to additional requirements under the Sarbanes-Oxley Act of 2002. The Michigan Single Business Tax was impacted by the sale and leaseback transactions and an assessment from the Michigan Department of Treasury in July 2004 (see Item 3 - Legal Proceedings).

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense decreased $227,000 in fiscal 2004. In the ordinary course of business, the Company occasionally experiences accelerated depreciation primarily due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building that is replaced by a new restaurant building on the same site. Accelerated depreciation related to these activities declined by $245,000 between fiscal 2003 and fiscal 2004 as the Company substantially completed a store remodel program by the end of the third quarter of fiscal 2003. This decrease was partially offset by depreciation expense associated with (i) new restaurants opened since the beginning of fiscal 2003, and (ii) significant store remodels that were completed in fiscal 2003.

INTEREST EXPENSE

          Interest expense increased $215,000 compared to fiscal 2003. This increase was attributable to (i) $117,000 in interest (which includes penalties) assessed by the Michigan Department of Treasury in July 2004 (see Item 3 - Legal Proceedings), (ii) interest related to additional long-term borrowings for new store development since the beginning of fiscal 2003, and (iii) the conversion of four mortgage loans from variable interest rates to fixed interest rates in anticipation of rising interest rates.

DEBT EXTINGUISHMENT CHARGES

          In the fourth quarter of 2004, the Company retired $1,666,000 of long-term indebtedness in connection with the sale and leaseback of three Wendy's restaurant sites. The Company incurred $180,000 in prepayment penalties and the related write-off of the remaining unamortized financing costs associated with these loans.

GAIN ON SALE OF NON-OPERATING PROPERTY

          The gain on sale of non-operating property in fiscal 2004 resulted from the sale of (i) the Company's 19% ownership interest in an entity that is a landlord of a Wendy's restaurant, (ii) the purchase rights to a parcel of vacant land where a new Wendy's restaurant was constructed and opened in December 2004, and (iii) surplus real estate located adjacent to one of the Company's restaurants. The gain on sale of non-operating property in fiscal 2003 resulted from the sale of surplus real estate located adjacent to three Wendy's restaurants.

O'CHARLEY'S OF MICHIGAN BUSINESS SEGMENT

          The Company's O'Charley's restaurants constitute its O'Charley's of Michigan Business Segment. As noted above, corporate level general and administrative expenses are included in the Wendy's of Michigan Business Segment but will be allocated to O'Charley's of Michigan as the segment expands. As operations for this segment did not begin until August 2004, there is no fiscal 2003 comparative data. Results of operations are summarized below:

                                             Statements of Operations
                                         --------------------------------
                                          $ in Thousands     % of Revenue
                                         ----------------   -------------
                                           2005     2004     2005    2004
                                         -------   ------   -----   -----
Food and beverage revenue                $ 6,195   $  845   100.0%  100.0%
Costs and expenses
   Cost of food and beverages              1,924      261    31.1    30.9
   Labor and related expenses              2,378      385    38.4    45.6
   Other operating expenses                1,777      134    28.7    15.9
   Pre-opening costs                         551      497     8.9    58.8
   General and administrative expenses       775      244    12.5    28.9
   Depreciation and amortization             345       33     5.6     3.9
                                         -------   ------   -----   -----
      Total costs and expenses             7,750    1,554   125.1   183.9
                                         -------   ------   -----   -----
Loss from operations                      (1,555)    (709)  (25.1)  (83.9)
Other income (expense)
   Interest expense                         (121)      --    (2.0)     --
                                         -------   ------   -----   -----
      Total other income (expense)          (121)      --    (2.0)     --
                                         -------   ------   -----   -----
Earnings before income taxes             $(1,676)  $ (709)  (27.1)% (83.9)%
                                         =======   ======   =====   =====

REVENUE

          In fiscal 2005, O'Charley's weekly per store sales averaged $44,253, which was below original projections. In comparison, O'Charley's Inc. averaged $50,307 in weekly per store sales through its third quarter ended October 2, 2005. The Company believes sales were unfavorably impacted by (i) limited brand awareness as the concept is not yet well established in Michigan and (ii) a sluggish Michigan economy which ranks among the worst in the United States. The Company, in conjunction with O'Charley's Inc., is continuing to develop local marketing strategies to improve store sales.

COST OF FOOD AND BEVERAGES

          With the exception of fresh produce and dairy products, the Company buys nearly all of its food products from a commissary operated by O'Charley's Inc. Many of the Company's food costs are subject to changes in the commodity markets. However, for several of the volatile center of plate commodity items, O'Charley's Inc. has been able to obtain locked pricing. As Meritage purchases from O'Charley's Inc. on a "cost plus" basis, the locked pricing has helped insulate the Company from commodity fluctuations and as such, margins have remained relatively steady.

LABOR AND RELATED EXPENSES

          As a percent of sales, the 2004 labor and related expenses were higher due to the inefficiencies associated with opening the first store. These initial inefficiencies are common for each new store opening as there is upfront training required for the new store employees. Hourly labor decreases dramatically as a store matures.

OTHER OPERATING EXPENSES

          The increase in occupancy costs as a percent of sales is mainly attributable to certain costs from 2004 being recorded in pre-opening costs as opposed to being charged to the store operations.

PRE-OPENING COSTS

          The start-up and pre-opening costs which are estimated at $200,000 per store include, but are not limited to (i) travel, meals, lodging, payroll and payroll related costs in connection with the training of the management teams,
(ii) travel and related costs of the new store opening teams, (iii) recruiting costs and (iv) the cost of food giveaways during the periods prior to opening. The pre-opening costs for the one store opened in fiscal 2004 were much higher than for a typical store opening because support and administrative staff were hired in advance of the store beginning its operations.

GENERAL AND ADMINISTRATIVE EXPENSES

          The O'Charley's of Michigan segment is operating with high general and administrative expenses to provide support for the planned expansion of this concept. Because the infrastructure is already in place for store growth, the Company believes there will not be a need for additional general and administrative expenses to support growth for the next few years.

CONSOLIDATED OPERATIONS

INCOME TAXES

          The Company regularly assesses the realizability of its deferred tax assets and the related need for, and amount of, a valuation allowance. Management considers many factors in determining the likelihood of future realization of the deferred tax asset including recent cumulative earnings and loss experiences, future reversals of existing taxable temporary differences and anticipated taxable income exclusive of reversing temporary differences and carryforwards. Although there was a significant pre-tax book loss in fiscal 2005, the Company still was subject to federal income taxes due primarily to its sale and leaseback transactions. While most of the gain from the sale and leaseback transactions was offset by NOL and AMT credit carryforwards from 2004, the transactions resulted in a substantial increase in its gross deferred tax asset. Upon completion of its assessment of the realizibility of this deferred tax asset, and based on the Company's best judgment, the deferred tax asset was fully reserved. The recognition of the valuation reserve was the primary component of the current federal income tax expense of $809,000.

          The income tax benefit in fiscal 2004 was less than the tax benefit computed at effective statutory rates due to an increase in the tax valuation allowance. This increase resulted from the assessment of the realizability of deferred tax assets which was partially offset by the elimination of the tax reserves based on changes related to known risks.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows - Fiscal Year Ended November 27, 2005

          Cash and cash equivalents ("cash") decreased $1,674,000 to $1,804,000 in fiscal 2005.

          Net cash used in fiscal 2005 operating activities was $2,219,000, compared to $2,360,000 provided in fiscal 2004, a decrease of $4,579,000. The cash decrease is the result of (i) a $3,429,000 decrease in net earnings after adjustments to reconcile net earnings to net cash provided by operating activities but exclusive of changes in current assets and liabilities and (ii) a $1,084,000 decrease in current liabilities that is attributable to the timing of O'Charley's restaurant construction invoicing and the repayment of the line of credit that was outstanding at November 28, 2004.

          The $1,384,000 increase in net cash used in investing activities results primarily from an $857,000 increase in purchases of property and equipment.

          Net cash provided by financing activities was $8,765,000, or $1,580,000 higher than fiscal 2004. This increase was largely due to proceeds from sale and leaseback transactions and decreases in purchases of common stock, offset by principal payments on long-term debt obligations (a significant portion related to mortgages retired in connection with sale and leaseback transactions) and a reduction in net proceeds from issuance of stock.

Cash Flows - Fiscal Year Ended November 28, 2004

          Cash and cash equivalents ("cash") increased $2,709,000 to $3,478,000 in fiscal 2004.

          Net cash provided by operating activities increased $591,000 from fiscal 2003 due primarily to a $1,244,000 net change in current assets and liabilities. The increase in current liabilities was related to the timing of O'Charley's restaurant construction invoicing and the repayment of the line of credit. This increase was partially offset by a decrease in net earnings of $653,000, after adjustments to reconcile net earnings to net cash provided by operating activities but before changes in current assets and liabilities.

          Net cash used in investing activities increased $1,737,000 from fiscal 2003 due to a $796,000 increase in the purchase of property and equipment, a $900,000 decrease in proceeds from the sale of non-operating property and a $163,000 increase for the payment of franchise agreements.

          Net cash provided by financing activities increased $3,987,000 from fiscal 2003 due to net proceeds from a private placement totaling $7,206,000 and $4,663,000 in proceeds from sale and leaseback transactions. These increases were partially offset by (i) the mortgage pay-offs related to sale and leasebacks, (ii) the deposit of $1,128,000 into a debt escrow account, (iii) the use of $2,451,000 to repurchase common stock from a retiring executive, and (iv) a $1,860,000 decrease in net loan proceeds (after net increases/reductions to the line of credit).

Financial Condition

          Prior to deferred stock dividends of $427,000, the Company incurred a fiscal 2005 net loss of $4,858,000. Results were unfavorably impacted by (i) weak performances of both the Wendy's and O'Charley's brands, (ii) a sluggish Michigan economy which ranks among the worst in the United States, (iii) intense price discounting by competitors, (iv) high food and fuel costs, (v) early operating investments in the O'Charley's concept, (vi) debt extinguishment charges related to sale and leaseback transactions, and (vii) a reserve booked against the deferred tax asset. Where it maintains control, the Company has been successful in minimizing costs and maintaining quality store operations.

          The Company has completed seventeen sale and leaseback transactions (three in fiscal 2004, thirteen in fiscal 2005 and one in fiscal 2006). The Company collected $26,435,000 in net proceeds, used $14,667,000 to pay down long-term indebtedness and deposited $10,978,000 into the Company's treasury. The sales resulted in deferred gains of $11,085,000 which are being amortized over the 20-year lease terms and recorded as a reduction of base rent expense. The related early pay down of long-term indebtedness resulted in finance charges of $1,055,000.

          Subject to market conditions, the Company may enter into approximately seventeen additional sale and leaseback transactions containing similar terms, and with related charges and deferred gains. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining net proceeds being deposited into the Company's treasury and available for general corporate purposes, including new restaurant development.

          The Company has historically been able to rely upon its Wendy's operations to support its corporate level overhead and meet its cash requirements and other commitments. However, due to losses incurred in 2005, the Company utilized a portion of its sale and leaseback transactions to support its ongoing operations and the continued development of O'Charley's. With the potential proceeds from future sale and leaseback transactions, the current cash on-hand, the $927,000 in notes receivable coming due in fiscal 2006 and a $5,000,000 forward financing commitment, the Company anticipates to have sufficient cash to meet its cash requirements for at least the next twelve months. Additional sources available for the Company to meet its obligations include deferring new store openings and other capital expenditures, or financing or leasing new restaurants or equipment packages. There can be no assurances, however, that each of these possible cash sources will yield the expected results and sufficient to meet our short-term and long-term cash requirements.

          At November 27, 2005, the Company's working capital ratio (current assets to current liabilities) was 0.60:1, versus 0.77:1 at November 28, 2004. This negative working capital is consistent with expectations and historical results as trade receivables and inventories are insignificant due to the transactional nature of the business and the perishable nature of the inventory. The decrease in working capital results from the restricted cash that was held in escrow as of November 27, 2004 and paid in September 2005. The restricted cash was received upon the sale of a property for which the loan collaterizing the property prohibited the early retirement of the debt.

          Some of Meritage's loans and franchise agreements contain covenants requiring the maintenance of certain financial ratios. The Company regularly reviews and analyzes its covenants to ensure compliance. At November 27, 2005, the Company was in compliance with all covenants. However, due to operational issues outlined above, the margin of compliance related to certain financial ratios has become increasingly narrow. If these operational trends continue, the Company could fall out of compliance with such ratios. The Company has continued its reduction of long-term obligations which minimizes debt compliance concerns.

          The Company currently has no plans to open additional Wendy's restaurants in fiscal 2006 and is instead focusing on the new store development of the O'Charley's segment. Under its development agreement with O'Charley's Inc., the Company is required to open a minimum of ten additional restaurants by July 2010; one in 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O'Charley's restaurants will be approximately $26 to $32 million, or approximately $2.6 to $3.2 million per restaurant, with land and site development being the significant variables. Once constructed, these sites may provide the opportunity to enter into additional sale and leaseback transactions.

          The Company has a forward financing commitment totaling $5,000,000 that it may, but is not required to, utilize to finance the land and building for future restaurants. The commitment requires a minimum 15% equity investment by the Company of appraised site and construction value. The commitment is for 10-year real estate mortgages (20-year amortization) at interest rates defined in the loan commitment and allows the Company to select either a fixed or variable interest rate. The commitments do not contractually obligate the Company to borrow on any of the commitments as such loans are made on a restaurant-by-restaurant basis.

          The Company maintains a $2,600,000 credit facility comprised of two lines of credit, one for general working capital purposes in the amount of $600,000 secured by inventory and equipment of seven Wendy's restaurants and certain other receivables, and one for restaurant development purposes in the amount of $2,000,000 secured by real estate purchased with this facility. Commitments under the working capital and restaurant development lines expire in April 2006 and April 2007, respectively, and require monthly payments of interest only at a rate equal to the prime rate plus 0.25%. There were no outstanding balances under the credit facility at November 27, 2005. In December 2005, the Company borrowed $769,000 against the $2,000,000 line to purchase a land parcel for the development of an O'Charley's restaurant.

          In January 2006, the Company declared a special cash dividend $0.06 per outstanding common share. The dividend is payable on February 24, 2006 and will be approximately $327,000.

OFF-BALANCE SHEET ARRANGEMENTS

          There were no off-balance sheet arrangements as of November 27, 2005.

CONTRACTUAL OBLIGATIONS

          The following table sets forth the Company's contractual obligations at November 27, 2005:

                                                                 Payments Due by Period
                                            ----------------------------------------------------------------
Contractual Obligation                         Total        1 Year      2-3 Years    4-5 Years    Thereafter
----------------------                      -----------   ----------   ----------   ----------   -----------
Long-term obligations and lines of credit   $23,033,000   $  878,000   $1,786,000   $1,794,000   $18,575,000
Operating leases                             50,965,000    3,106,000    6,399,000    6,086,000    35,374,000
Franchise development fees                      137,500       25,000       62,500       50,000            --
Capital expenditure commitments                      --           --           --           --            --
Purchase obligations (1)                      1,993,000      600,000    1,200,000      193,000            --
                                            -----------   ----------   ----------   ----------   -----------
Total Contractual Obligations (2)           $76,128,500   $4,609,000   $9,447,500   $8,123,000   $53,949,000
                                            ===========   ==========   ==========   ==========   ===========

(1) Purchase obligations represent unearned vendor allowances related to long-term agreements with the Company's beverage suppliers to purchase fountain beverage syrup. The amounts represent estimated allowances to be earned using the actual fiscal 2005 purchases to estimate future purchases. This obligation is included on the balance sheet under the caption "unearned vendor allowances."

(2) Total contractual obligations do not include cumulative convertible preferred stock dividends which are $427,000 per year. These shares have an uncertain payment period as it cannot be determined if or when these shares will be converted into common stock. See Note I in the consolidated financial statements for further detail.

CRITICAL ACCOUNTING POLICIES

OVERVIEW

          The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company's consolidated financial statements (beginning on page F-1). Certain of these accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. On an on-going basis, the Company evaluates its estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods. Management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company. The material accounting policies that the Company believes are most critical to the understanding of the Company's financial position and results of operations that require significant management estimates and judgments are discussed below.

INCOME TAXES

          Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax impacts of temporary differences between the financial basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates. In assessing the realizabilty of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management primarily considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. To the extent that available evidence about the future raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.

PROPERTY AND EQUIPMENT

          Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for furniture and equipment and up to 30 years for buildings. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the various leases. These estimates require assumptions that are believed to be reasonable. In the ordinary course of business the Company, from time to time, accelerates depreciation due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building that is replaced by a new restaurant building on the same site.

LEASE ACCOUNTING

          The Company leases various restaurant properties, some of which contain rent escalators. In accordance with FASB Technical bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) rent expense for leases containing rent escalators is accounted for using the straight line method over the term of the leases. The Company uses renewal options in determining straight line rent only when an economic compulsion to renew exists, such as when the Company owns a building subject to a ground lease.

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

GOODWILL

          The Company has $4,430,000 of goodwill recorded at November 27, 2005, related to prior acquisitions. Current accounting standards require that goodwill must be reviewed for impairment at least annually and as indicators of impairment occur. The annual evaluation of goodwill impairment requires the use of estimates about future cash flows of each reporting unit to determine estimated fair values. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded it cannot be reversed.

STOCK-BASED COMPENSATION

          In December 2004, the FASB issued a revision of SFAS No. 123, Share Based Payment, (SFAS 123(R)), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123(R) during the first quarter of fiscal 2006.

INFLATION AND CHANGING PRICES

          The impact of inflation on the cost of food and beverages, labor and related expenses, occupancy costs, equipment, land and construction costs could adversely affect the Company's operations. In fiscal 2005, high beef costs impacted the Company's operations but prices began to decline during the last quarter of the year. Periodic increases in food, labor and other operating expenses such as insurance and utility costs would ideally be passed on to customers in the form of price increases. However, highly competitive market conditions have limited the Company's ability to increase its menu prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Because all of Meritage's operations are in the United States, currency exposure is eliminated. All of Meritage's debt is in U.S. dollars and approximately 66% of its debt is at fixed interest rates which limits financial instrument risk. Some of the Company's variable rate mortgage loans contain provisions that permit the Company to convert to a fixed interest rate at certain periods during the loan term. This provision allows the Company to continue to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by the Company's franchisors that are outside Meritage's control. It is the Company's understanding that its franchisors utilize various purchasing and pricing techniques in an effort to minimize volatility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements and supplementary data included in the report under this Item are set forth at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On September 7, 2005, for itself and on behalf of its subsidiaries, the Audit Committee of the Board of Directors dismissed the Company's independent auditors, Ernst and Young, LLP ("Ernst & Young"). On that same date, the Audit Committee engaged Plante & Moran, PLLC ("Plante & Moran") as its new independent auditors after interviewing prospective auditing firms and reviewing their respective proposals. Ernst & Young audited the fiscal 2003 and 2004 consolidated financial statements contained in this Report while Plante & Moran audited the fiscal 2005 report.

          Ernst & Young's reports on the Company's consolidated financial statements for the fiscal years ended November 28, 2004 and November 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the last two fiscal years ended November 28, 2004, and through the date of dismissal (the "Relevant Period"), (1) there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement(s) in connection with its reports on the Company's consolidated financial statements for such years; and
(2) there were no "reportable events" with respect to Meritage as described in
Item 304(a)(1)(v) of Regulation S-K, other than in connection with the audit of, and the issuance of an unqualified report on, the consolidated financial statements for the year ended November 28, 2004, wherein Ernst & Young identified certain deficiencies in the design and operation of internal controls related to accounting, analysis and documentation of income taxes, which collectively represented a material weakness in internal control over financial reporting. This reportable event was discussed between Meritage's Audit Committee and Ernst & Young.

          During the Relevant Period, neither the Company nor anyone acting on its behalf, consulted with Plante & Moran regarding (i) the application of accounting principles to a specified transaction, either completed or contemplated, (ii) the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (iii) any matter that was the subject of either a disagreement or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES.

          As of November 27, 2005, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was completed under the supervision and with the participation of the Company's management. Based on that evaluation, management concluded that the Company's disclosure controls and procedures were effective as of November 27, 2005. There have been no changes to the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage's internal control over financial reporting.

          In connection with the audit of, and the issuance of an unqualified report on, the consolidated financial statements for the year ended November 28, 2004, the Company's previous auditors identified certain deficiencies in the design and operation of internal controls related to accounting, analysis and documentation of income taxes, which collectively represented a material weakness in internal control over financial reporting. In response, the Company implemented the following procedures in fiscal 2005:

     - The Company expanded the review of the financial statement closing process to include a comprehensive review and analysis of the quarterly tax closing process, and implemented recommendations to enhance existing procedures.

     - The Company engaged a public accounting firm that assisted in implementing necessary procedures, schedules and other documentation necessary to support tax account balances.

     - The Company reallocated personnel to focus more attention on accounting for income taxes and has provided expanded training to its staff.

     - The Company provided the above documentation to its independent auditors to further ensure accounting for income taxes was properly reported in the financial statements.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Directors, Executive Officers and Significant Employees

          The following is information concerning the current directors, executive officers and significant employees of the Company as of February 16, 2006:

                                                                                           COMMON SHARES
                                                                                        BENEFICIALLY OWNED
                                                                                      ----------------------
         NAME AND AGE (1)                                POSITION                       AMOUNT    PERCENTAGE
         ----------------                                --------                     ---------   ----------
Robert E. Schermer, Sr. (2) (3) (4)   Chairman of the Board of Directors                831,645      15.2%
   70

Robert E. Schermer, Jr. (3) (5) (6)   Chief Executive Officer, President              1,431,252      23.4%
   47                                 and Director

Robert H. Potts (6)                   Vice President of Real Estate                     194,085       3.5%
   52

Gary A. Rose (6)                      Vice President, Chief Financial Officer &          23,000         *
   43                                 Treasurer

James R. Saalfeld (6)                 Vice President, Chief Administrative Officer,     225,301       4.0%
   38                                 General Counsel & Secretary

Roger L. Zingle (6)                   Chief Operating Officer                           127,800       2.3%
   52

James P. Bishop (2) (3) (7) (8) (9)   Director                                           80,825       1.5%
   65

Duane F. Kluting (2) (8)              Director                                            5,715         *
   56

Joseph L. Maggini (2) (7) (9)(10)     Director                                          801,673      13.7%
   66

Brian N. McMahon (2) (7) (8) (9)      Director                                           34,655         *
   53

All Current Executive Officers and
Directors as a Group (10 persons)                                                     3,756,751      52.9%

*    Less than 1%

(1) Unless otherwise indicated, the persons named have sole voting and investment power and beneficial ownership of the securities.

(2) Includes options held by non-employee directors that are presently exercisable, or exercisable within 60 days, pursuant to the 1996 Directors' Share Option Plan, the 2001 Directors' Share Option Plan and the 2004 Directors' Share Equity Plan as follows: for Mr. Schermer, Sr. 35,750 shares, for Mr. Bishop 38,750 shares, for Mr. Kluting 5,000 shares, for Mr. Maggini 35,750 shares, and for Mr. McMahon 33,655 shares.

(3)  Executive Committee Member.

(4) Includes 8,500 shares held by Mr. Schermer, Sr.'s wife and 725,431 shares held by the Robert E. Schermer Revocable Living Trust U/A Dated 4/28/97 of which Mr. Schermer, Sr. is sole trustee.

(5) Includes (i) 9,450 shares held by Mr. Schermer, Jr. as a custodian for his minor children, (ii) 100,000 common shares and 100,000 shares underlying warrants beneficially owned by Mr. Schermer by virtue of his 40% ownership interest in a limited liability company that owns 250,000 common shares and 250,000 warrants, and (iii) 179,533 shares underlying 100,000 Series B Convertible Preferred Shares beneficially owned by Mr. Schermer by virtue of his 50% ownership of a limited liability company that owns the Convertible Preferred Shares.

(6) Includes options presently exercisable, or exercisable within 60 days, pursuant to the 1996 Management Equity Incentive Plan and the 2002 Management Equity Incentive Plan as follows: for Mr. Schermer, Jr. 286,836 shares, for Mr. Potts 145,382 shares, for Mr. Rose 20,000 shares, for Mr. Saalfeld 200,098 shares, and for Mr. Zingle 120,000 shares.

(7)  Compensation Committee Member.

(8)  Audit Committee Member.

(9)  Nominating & Corporate Governance Committee Member.

(10) Includes 166,000 shares underlying warrants beneficially owned by Mr. Maggini and 179,533 shares underlying 100,000 Series B Convertible Preferred Shares beneficially owned by Mr. Maggini.

          Robert E. Schermer, Sr. has been Chairman of the Board of Directors since January 25, 1996. Mr. Schermer is recently retired. From 1990 through 2005, he was Senior Vice President and a Managing Director of Robert W. Baird & Co. Incorporated, an investment banking and securities brokerage firm headquartered in Milwaukee, Wisconsin. He is the father of Robert E. Schermer, Jr.

          Robert E. Schermer, Jr. has been a director of the Company since January 1996. He has been Chief Executive Officer of the Company since October 1998. Mr. Schermer also served as President of the Company from October 1998 until October 2000, and again since February 2004.

          Robert H. Potts has been Vice President of Real Estate for the Company since March 2001. From 1989 to 2001, Mr. Potts was with Meijer Inc., a multi-billion dollar supermarket and general merchandise retailer, where he held the position of Senior Counsel. Mr. Potts is a licensed member of the Michigan Bar.

          Gary A. Rose has been Vice President, Chief Financial Officer and Treasurer of the Company since April 2005. From July 2004 through April 2005, Mr. Rose served as coordinator of condominium development for Robert Gooters Development Company. From December 2000 through July 2004, Mr. Rose served as Vice President and Chief Financial Officer of Consolidated Vendors Corporation, a multi-state owner and operator of vending machines.

          James R. Saalfeld has been Vice President, Secretary and General Counsel of the Company since March 1996, and was appointed Chief Administrative Officer in May 2005. Mr. Saalfeld also held the position of Treasurer from June 2002 through April 2005. From 1992 until 1996, Mr. Saalfeld was with Dykema Gossett PLLC, a law firm headquartered in Detroit, Michigan. Mr. Saalfeld is a licensed member of the Michigan Bar.

          Roger L. Zingle has been Chief Operating Officer of the Company since May 2005. Mr. Zingle has also served as the President and Chief Operating Officer of Meritage subsidiary, O'Charley's of Michigan, since January 2004. Prior to that, Mr. Zingle served as Chief Operating Officer of Big Boy International from March 2002 to January 2004, and President & Chief Executive Officer of C.A. Muer Corporation (best known for its Charley's Crab restaurants) from 1996 through 2002.

          James P. Bishop has been a director of the Company since July 1998. He is a CPA and a principal of Seber Tans PLC accounting firm in Kalamazoo, Michigan. Prior to that, Mr. Bishop was the President and majority owner of the Bishop, Gasperini & Flipse, P.C. accounting firm in Kalamazoo, Michigan, where he worked since 1973. Mr. Bishop was appointed by Michigan's Governor to the Administrative Committee on Public Accountancy in 1993.

          Joseph L. Maggini has been a director of the Company since January 1996. Since founding the company in 1974, Mr. Maggini has served as President and Chairman of the Board of Magic Steel Corporation, a steel service center located in Grand Rapids, Michigan.

          Duane F. Kluting has been a director of the Company since July 2005. Mr. Kluting is recently retired. From 1992 through 2003, Mr. Kluting served as Vice President, Chief Financial Officer and Corporate Secretary of X-Rite, Incorporated, a developer and manufacturer of color measurement instrumentation and software used in graphic arts, retail and industrial applications.

          Brian N. McMahon has been a director of the Company since August 2003. Mr. McMahon has been a partner with the law firm of Shumaker, Loop & Kendrick, LLP since 1995. Previously, he was General Counsel for Checkers Drive-In Restaurants, Inc., and served as Senior Legal Counsel for Wendy's International, Inc.

     Corporate Governance

          During fiscal 2005, the Company's Audit Committee was comprised of Messrs. Bishop, McMahon and Stephen L. Gulis (former Board member) through June 30, 2005, and Messrs. Bishop, Kluting and McMahon since July 1, 2005. Each Audit Committee member is able to read and understand fundamental financial statements. James P. Bishop has been designated as the Audit Committee financial expert, and each member of the Committee is independent as that term is used in
Item 7(d)(3)(iv) of Schedule 14A.

          The Board of Directors adopted a Code of Ethics in December 2003 that applies to its principal executive officer, principal accounting officer and controller, and all other persons performing similar functions. Shareholders may obtain a copy of the Code of Ethics, without charge, upon request of Meritage's Corporate Secretary.

          There have been no changes to the procedure by which security holders may recommend nominees to Meritage's Board of Directors.

          Additional information regarding corporate governance will be contained in the Company's proxy statement to be issued in connection with the 2006 Annual Shareholders' Meeting.

     Section 16(A) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons owning more than ten percent of the Company's common shares to file reports of ownership with the SEC and to furnish the Company with copies of these reports. Based solely upon its review of reports received by it, or upon written representation from certain reporting persons that no reports were required, the Company believes that during fiscal 2005 all filing requirements were met.

ITEM 11. EXECUTIVE COMPENSATION.

          The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer and executive officers or significant employees earning in excess of $100,000 in fiscal 2005:

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION     LONG-TERM COMPENSATION
                                               --------------------   --------------------------
                                                                       SECURITIES
                                      FISCAL                  (1)     UNDER-LYING   OTHER ANNUAL
    NAME AND PRINCIPAL POSITION        YEAR      SALARY      BONUS      OPTIONS     COMPENSATION
    ---------------------------       ------   --------     -------   -----------   ------------
Robert E. Schermer, Jr.                2005    $192,000(2)  $34,580           0           --
Chief Executive Officer & President    2004    $185,000(2)  $73,655     125,000           --
                                       2003    $171,000(2)  $46,743      25,000           --

James R. Saalfeld                      2005    $131,529     $26,600      10,000       $7,216(3)
Vice President, General Counsel,       2004    $116,844     $44,182     100,000           --
Secretary & Treasurer                  2003    $112,350     $33,020      20,000           --

Gary A. Rose                           2005    $ 99,400(4)  $26,600      20,000           --
Vice President,
Chief Financial Officer & Treasurer

Robert H. Potts                        2005    $121,518     $23,088      10,000       $7,566(3)
Vice President of Real Estate          2004    $112,350     $43,059     100,000           --
                                       2003    $112,350     $33,520      20,000           --

Roger L. Zingle (5)                    2005    $182,000(2)  $32,680      20,000           --
Chief Operating Officer

(1) Includes bonuses earned during the fiscal year but paid in the next fiscal year.

(2)  Includes annual automobile allowance.

(3) The Company paid Messrs Saalfeld and Potts $0.35 per option for unvested stock options that the Company purchased and cancelled in October 2005 when the remaining unvested options issued under the 1996 and 2002 Management Equity Incentive Plan were accelerated. The options were purchased and cancelled (instead of being accelerated) to avoid causing these options to no longer qualify as incentive stock options.

(4) Reflects compensation for a partial year. Upon commencement of his appointment (April 14, 2005), Mr. Rose received an unrestricted stock award of 3,000 common shares under the 2002 Management Equity Incentive Plan.

(5) Mr. Zingle's compensation and bonus also includes payments received as President & Chief Operating Officer of O'Charley's of Michigan prior to becoming an officer of Meritage in May 2005.

     Stock Options

          The following tables contain information concerning the grant of stock options to the executives and employees identified in the Summary Compensation Table and the appreciation of such options:

                          OPTION GRANTS IN FISCAL 2005

                                                                                                     POTENTIAL REALIZABLE VALUE AT
                                                                                                     ASSUMED ANNUAL RATES OF STOCK
                                                  % OF TOTAL OPTIONS                                       PRICE APPRECIATION
                          NUMBER OF SECURITIES        GRANTED TO                                            FOR OPTION TERM
                           UNDERLYING OPTIONS    EMPLOYEES IN FISCAL   EXERCISE PRICE   EXPIRATION   -----------------------------
          NAME                  GRANTED                 2004            ($ PER SHARE)      DATE               5%        10%
          ----            --------------------   -------------------   --------------   ----------         -------   --------
Robert E. Schermer, Jr.               0                   --                   --              --               --         --
James R. Saalfeld                10,000                 15.4%               $5.05        12/16/14          $31,759   $ 80,484
Gary A. Rose                     20,000                 30.8%               $4.96         5/17/15          $62,386   $158,099
Robert H. Potts                  10,000                 15.4%               $5.05        12/16/14          $31,759   $ 80,484
Roger L. Zingle                  20,000                 30.8%               $5.05        12/16/14          $63,518   $160,968

         FISCAL 2005 OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT FISCAL           IN-THE-MONEY
                                                                         YEAR END              OPTIONS AT FISCAL YEAR END
                          SHARES ACQUIRED                    -------------------------------   --------------------------
          NAME              ON EXERCISE     VALUE REALIZED      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
          ----            ---------------   --------------   -------------------------------   --------------------------
Robert E. Schermer, Jr.       140,000          $419,600                 286,836/0                      $116,314/0
James R. Saalfeld              28,543          $ 91,932                 200,098/0                      $ 90,040/0
Gary A. Rose                       --                --                  20,000/0                      $      0/0
Robert H. Potts                    --                --                 145,382/0                      $ 56,400/0
Roger L. Zingle                    --                --                 120,000/0                      $      0/0

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

     Employment Contracts

          Mr. Zingle entered into an employment contract in April 2004 (effective January 2004) when he became President & Chief Operating Officer of Meritage subsidiary, O'Charley's of Michigan. In May 2005, Mr. Zingle was named Chief Operating Officer of Meritage. The term of Mr. Zingle's agreement is five years (until January 2009). The agreement establishes a base salary and annual automobile allowance, provides for Mr. Zingle's initial grant of stock options, and provides the general mechanism by which Mr. Zingle may receive a bonus. The agreement also provides for a severance payment in the event of early termination except in the event of termination for cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Other than certain of the Company's directors and officers as identified in Item 10 above, no other shareholders are known by the Company to beneficially own 5% or more of the Company's outstanding common shares as of February 16, 2006, except as follows:

                    NAME AND ADDRESS OF     AMOUNT AND NATURE OF
TITLE OF CLASS       BENEFICIAL OWNER       BENEFICIAL OWNERSHIP   PERCENT OF CLASS
--------------   ------------------------   --------------------   ----------------
Common Shares    Paul C. Drueke
                 2100 Raybrook, Suite 301          271,580               5.0%
                 Grand Rapids, MI 49546

Common Shares    JB Resources, LLC
                 32 Market Avenue, S.W.            500,000               8.8%
                 Grand Rapids, MI 49503

Common Shares    Peter D. Wierenga
                 3703 S. Division Avenue           271,109               5.0%
                 Grand Rapids, MI 49503

          As required by Item 201(d) of Regulation S-K, the Company incorporates in this Item 12 the Equity Compensation Plan Information table contained in Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In January 2004, the Company sold to Mr. Schermer, Jr. its 19% interest in a real estate investment company that is the landlord of one of the Company's Wendy's restaurants. The selling price was $190,000. The agreement was authorized by a special committee of disinterested independent directors who obtained a fairness opinion regarding the transaction. Due to this sale, the Company's future payments under the lease (i.e., total rent payments of approximately $9,500 per month) will be made to an entity that is owned, in part, by a related party.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          The Audit Committee of the Board engaged Plante & Moran, PLLC as the Company's independent auditors for the 2005 fiscal year, and Ernst & Young LLP for the 2004 fiscal year. The aggregate fees billed by the Company's independent auditors in the last two fiscal years are summarized below:

                           2005       2004
                         -------   --------
Audit Fees (1)           $74,000   $ 72,000
Audit-Related Fees (2)        --     15,500
Tax Fees (3)              17,000     51,165
All Other Fees (4)            --         --
                         -------   --------
Total                    $91,000   $138,665
                         =======   ========

(1) Audit fees are the fees billed for professional services rendered by Meritage's independent auditors for their audit of Meritage's consolidated annual financial statements for the years ended November 27, 2005 and November 28, 2004, and reviews of the unaudited quarterly consolidated financial statements contained in reports on Form 10-Q filed by Meritage.

(2) Audit-related fees are the fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Meritage's financial statements.

(3) Tax fees are the fees billed for services related to tax compliance, tax advice and tax planning. Tax services performed for Meritage by its independent auditors included compliance, planning and advice with respect to Meritage and its subsidiaries.

(4) All other fees are the fees billed for services other than those in the three categories previously described.

The Audit Committee has determined that the provision of the foregoing non-audit services was compatible with maintaining the auditors' independence. The services described above were approved by the Audit Committee pursuant to the policy described below.

     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

          The Audit Committee has adopted a Policy Regarding the Approval of Audit and Permissible Non-Audit Services that sets forth the guidelines and procedures pursuant to which the Company must follow before engaging any firm to provide audit services on behalf of the Company. These services may include audit services, audit-related services, tax services and other services. Any pre-approval is detailed as to the particular service or category of services, and is subject to a specific budgeted amount. For services provided by the independent auditors, the Audit Committee considers whether such services are consistent with SEC rules on auditor independence, as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company's ability to manage or control risk or improve audit quality. Management and the independent auditors periodically report to the Audit Committee regarding the extent of services in accordance with the pre-approvals, and the fees for the services performed to date.

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

          (a)(3) Exhibit List.

          The following documents are exhibits to this Annual Report:

Exhibit
  No.                             Description of Document
-------                           -----------------------
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

10.12     Sample Promissory Note with GE Capital Franchise Finance Corporation
          (5).

10.13     Sample Mortgage with GE Capital Franchise Finance Corporation (5).

10.14     Sample Guaranty with GE Capital Franchise Finance Corporation (5).

10.15     Sample Construction Loan Agreement with GE Capital Franchise Finance
          Corp. (6).

10.16     Sample Business Loan Agreement with Independent Bank. (7).

10.17     Sample Promissory Note with Independent Bank (7).

10.18     Sample Mortgage with Independent Bank (7).

10.19     Promissory Note for Line of Credit with LaSalle Bank (7).

10.20     Promissory Note for Revolving Line of Credit with LaSalle Bank (7).

10.21     Business Loan Agreement regarding Line of Credit with LaSalle Bank.
          (1).

10.22     Security Agreement regarding Line of Credit with LaSalle Bank. (1).

10.23 Forward Commitment with Irwin Franchise Capital Corporation for financing of O'Charley's Development. (8).

10.24     Sample Purchase Agreement relating to sale and leaseback transactions.
          (9).

10.25     Sample Lease Agreement relating to sale and leaseback transactions.
          (9).

10.26     Consent Agreement dated May 1997 between Wendy's International, Inc.,
          Wendy's of Michigan, Meritage Hospitality Group Inc., MHG Food Service
          Inc., Meritage Capital Corp., MCC Food Service Inc., Robert E.
          Schermer, Jr. and Christopher B. Hewett, with sample Unit Franchise
          Agreement, Guaranties, and Release of Claims attached as exhibits
          (10).

10.27     Agreement and Consent dated August 1998 between WM Limited Partnership
          - 1998, Meritage Hospitality Group Inc., MHG Food Service Inc.,
          Meritage Capital Corp., MCC Food Service Inc., Robert E. Schermer,
          Jr., and Christopher B. Hewett (3).

10.28     Agreement and Consent dated December 1998 between WM Limited
          Partnership - 1998, Meritage Hospitality Group Inc., MHG Food Service
          Inc., Meritage Capital Corp., MCC Food Service Inc., S & Q Management,
          LLC, Robert E. Schermer, Jr., Christopher B. Hewett, and Ray E. Quada
          (11).

10.29     Agreement and Consent dated June 2001 between WM Limited Partnership -
          1998, Meritage Hospitality Group Inc., MHG Food Service Inc., RES
          Management, LLC, S & Q Management, LLC, Robert E. Schermer, Jr. and
          The Estate of Ray E. Quada (12).

10.30     Development Agreement between O'Charley's Inc., Meritage Hospitality
          Group Inc., and OCM Development Company, LLC, with Sample
          Confidentiality and Non-Compete Agreement, Guaranty and Lease Rider attached (1).

10.31     Sample Operating Agreement between O'Charley's Inc., Meritage
          Hospitality Group Inc., and OCM Food Service, LLC, with Sample
          Confidentiality and Non-Compete Agreement, Software License and
          Support Agreement and Guaranty attached (1).

10.32 Sample indemnification agreement for officers and directors of the Company (13).

10.33     Indemnification Agreement among Meritage Hospitality Group Inc., MHG
          Food Service Inc., WM Limited Partnership - 1998, RES Management, LLC, and Robert E. Schermer, Jr. (12).

10.34     Purchase and Sale Agreement among Meritage Hospitality Group Inc. and
          Robert E. Schermer, Jr. regarding purchase of 19% interest in real estate investment company (1).

10.35     Warrant Agreement among Meritage Hospitality Group Inc. and LaSalle
          Bank, NA with form of Class A and Class B Warrants to purchase
          Meritage common stock (1).

                        MANAGEMENT COMPENSATORY CONTRACTS

10.36     Amended 1996 Management Equity Incentive Plan (1).

10.37     Amended 1996 Directors' Share Option Plan (1).

10.38     Amended 2001 Directors' Share Option Plan (1).

10.39     Amended 1999 Directors' Compensation Plan (1).

10.40     Amended 2002 Management Equity Incentive Plan (14).

10.41     Amended 2004 Directors' Share Equity Plan (15).

10.42     2006 Executive Incentive Plan (16).

10.43     Form Option Grant to Management (17).

10.44     Form Option Grant to Directors (18).

10.45     Form Stock Award to Management (8).

10.46     Employment agreement dated April 12, 2004, between Roger L. Zingle and
          OCM Food Service, LLC (19).

                                   ----------

14        Code of Ethics (1).

21        Subsidiaries of the Registrant (1).

23.1      Consent of Plante & Moran PLLC for fiscal year 2005 (7).

23.2      Consent of Ernst & Young LLP for fiscal years 2003 and 2004 (7).

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (7).

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (7).

32.1      Section 1350 Certification of Chief Executive Officer (7).

32.2      Section 1350 Certification of Chief Financial Officer (7).

Exhibits previously filed and incorporated by reference from:

(1) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 2003.

(2) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended June 2, 2002.

(3) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 31, 1998.

(4) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1999.

(5) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended September 1, 2002.

(6) The Annual Report on Form 10-K for the Company's fiscal year ended December 1, 2002.

(7)  Filed herewith.

(8) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 29, 2005.

(9)  Form 8-K filed December 3, 2004.

(10) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended May 31, 1997.

(11) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1998.

(12) The Annual Report on Form 10-K for the Company's fiscal year ended December 2, 2001.

(13) The Annual Report on Form 10-K for the Company's fiscal year ended November 30, 1997.

(14) Schedule 14A Proxy Statement filed April 11, 2005.

(15) The Quarterly Report on Form 10-Q for the Company's fiscal quarter ended August 29, 2004.

(16) Form 8-K filed January 12, 2006.

(17) Form 8-K filed December 20, 2004.

(18) The Annual Report on Form 10-K for the Company's fiscal year ended November 28, 2004.

(19) Form 8-K filed May 19, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MERITAGE HOSPITALITY GROUP INC.


Dated: February 21, 2006                By /s/ Robert E. Schermer, Jr.
                                           -------------------------------------
                                           Robert E. Schermer, Jr.
                                           President & Chief Executive Officer
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           Signature                              Title                           Date
           ---------                              -----                           ----


/s/ Robert E. Schermer, Sr.      Chairman of the Board of Directors        February 16, 2006
------------------------------
Robert E. Schermer, Sr.


/s/ Robert E. Schermer, Jr.      President, Chief Executive Officer and    February 21, 2006
------------------------------   Director (Principal Executive Officer)
Robert E. Schermer, Jr.


/s/ Gary A. Rose                 Vice President, Chief Financial Officer   February 21, 2006
------------------------------   & Treasurer (Principal Financial
Gary A. Rose                     & Accounting Officer)



/s/ James P. Bishop              Director                                  February 16, 2006
------------------------------
James P. Bishop


/s/ Duane F. Kluting             Director                                  February 16, 2006
------------------------------
Duane F. Kluting


/s/ Joseph L. Maggini            Director                                  February 16, 2006
------------------------------
Joseph L. Maggini


/s/ Brian N. McMahon             Director                                  February 16, 2006
------------------------------
Brian N. McMahon

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES

                                                                         Page
                                                                         ----
Report of Independent Registered Public Accounting Firm................  F-2
Report of Independent Registered Public Accounting Firm................  F-3

FINANCIAL STATEMENTS
Consolidated Balance Sheets............................................  F-4
Consolidated Statements of Operations..................................  F-6
Consolidated Statements of Stockholders' Equity........................  F-7
Consolidated Statements of Cash Flows..................................  F-9
Notes to Consolidated Financial Statements.............................  F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheet of Meritage Hospitality Group Inc. and Subsidiaries as of November 27, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and Subsidiaries at November 27, 2005 and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Plante & Moran PLLC

Grand Rapids, Michigan
December 19, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Meritage Hospitality Group Inc.

We have audited the accompanying consolidated balance sheet of Meritage Hospitality Group Inc. and Subsidiaries as of November 28, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 28, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meritage Hospitality Group Inc. and Subsidiaries as of November 28, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 28, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Ernst & Young LLP

Grand Rapids, Michigan
January 12, 2005

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     NOVEMBER 27, 2005 AND NOVEMBER 28, 2004

                                     ASSETS

                                                      NOVEMBER 27,   NOVEMBER 28,
                                                          2005           2004
                                                      ------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                           $ 1,804,463    $ 3,478,215
   Receivables                                             842,178        191,841
   Inventories                                             339,499        288,951
   Prepaid expenses and other current assets               404,540        246,494
   Restricted cash - debt escrow                                --      1,128,247
                                                       -----------    -----------
         Total Current Assets                            3,390,680      5,333,748

PROPERTY AND EQUIPMENT, NET                             36,058,117     42,802,985

DEFERRED INCOME TAXES                                           --        654,500

OTHER ASSETS
   Notes receivable                                        927,281        640,000
   Non-operating property                                                 339,911
   Goodwill                                              4,429,849      4,429,849
   Franchise costs, net of amortization of $250,753
      and $204,615, respectively                         1,236,747      1,207,885
   Financing costs, net of amortization of $139,211
      and $171,905, respectively                           380,185        588,879
   Deposits and other assets                               297,063        127,030
                                                       -----------    -----------
         Total Other Assets                              7,271,125      7,333,554
                                                       -----------    -----------
         Total Assets                                  $46,719,922    $56,124,787
                                                       ===========    ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                     NOVEMBER 27, 2005 AND NOVEMBER 28, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      NOVEMBER 27,   NOVEMBER 28,
                                                          2005           2004
                                                      ------------   ------------
CURRENT LIABILITIES
   Current portion of long-term obligations           $    878,088   $ 2,242,897
   Line of credit - short term                                           262,850
   Trade accounts payable                                2,538,447     2,339,686
   Accrued liabilities                                   2,271,610     2,119,037
                                                      ------------   -----------
         Total Current Liabilities                       5,688,145     6,964,470

UNEARNED VENDOR ALLOWANCES                               1,992,978     2,494,558

DEFERRED GAIN - SALE AND LEASEBACK TRANSACTIONS          9,921,455     1,963,338

ACCRUED RENT                                               133,807            --

LONG-TERM OBLIGATIONS                                   22,155,227    32,519,886

STOCKHOLDERS' EQUITY
   Preferred stock - $0.01 par value
      shares authorized: 5,000,000;
   200,000 shares designated as Series A
   convertible cumulative preferred stock
      shares issued and outstanding: 29,520
       (liquidation value - $295,200)                          295           295
   500,000 shares designated as Series B
   convertible cumulative preferred stock
      shares issued and outstanding: 500,000
      (liquidation value - $5,000,000)                       5,000         5,000
   Common stock - $0.01 par value
      shares authorized: 30,000,000
      shares issued and outstanding: 5,459,763 and
      5,251,932, respectively                               54,598        52,520
   Additional paid in capital                           17,430,246    17,928,994
   Accumulated deficit                                 (10,661,829)   (5,804,274)
                                                      ------------   -----------
         Total Stockholders' Equity                      6,828,310    12,182,535
                                                      ------------   -----------
         Total Liabilities and Stockholders' Equity   $ 46,719,922   $56,124,787
                                                      ============   ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                              FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

                                                           2005          2004          2003
                                                       -----------   -----------   -----------
Food and beverage revenue                              $56,037,204   $53,302,657   $48,513,456
Cost and expenses
   Cost of food and beverages                           15,783,616    14,661,710    12,272,050
   Operating expenses                                   35,129,843    30,925,213    28,606,742
   General and administrative expenses                   4,040,904     3,526,312     2,819,095
   Depreciation and amortization                         2,685,957     2,792,259     2,985,929
                                                       -----------   -----------   -----------
      Total cost and expenses                           57,640,320    51,905,494    46,683,816
                                                       -----------   -----------   -----------
(Loss) earnings from operations                         (1,603,116)    1,397,163     1,829,640

Other income (expense)
   Interest expense                                     (2,073,018)   (2,603,041)   (2,388,080)
   Debt extinguishment charges                            (874,682)     (180,181)           --
   Interest income                                         147,563        36,840        28,192
   Other income, net                                         9,373         4,400        19,990
   Gain on sale of non-operating property                  345,030       721,829       750,716
                                                       -----------   -----------   -----------
      Total other expense                               (2,445,734)   (2,020,153)   (1,589,182)
                                                       -----------   -----------   -----------
      (Loss) earnings before income taxes               (4,048,850)     (622,990)      240,458
Income tax benefit                                        (808,705)      134,000       500,000
                                                       -----------   -----------   -----------
      Net (loss) earnings                               (4,857,555)     (488,990)      740,458
Preferred stock dividends                                  426,568       326,568        26,568
                                                       -----------   -----------   -----------
Net (loss) earnings on common shares                   $(5,284,123)  $  (815,558)  $   713,890

(Loss) earnings per common share - basic and diluted   $     (0.98)  $     (0.15)  $      0.13
                                                       ===========   ===========   ===========
Weighted average shares outstanding - basic              5,380,828     5,280,923     5,347,531
                                                       ===========   ===========   ===========
Weighted average shares outstanding - diluted            5,380,828     5,280,923     5,648,252
                                                       ===========   ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

                                          SERIES A      SERIES B
                                        CONVERTIBLE   CONVERTIBLE             ADDITIONAL
                                         PREFERRED     PREFERRED     COMMON     PAID-IN     ACCUMULATED
                                           STOCK         STOCK       STOCK      CAPITAL       DEFICIT        TOTAL
                                        -----------   -----------   -------   -----------   -----------   -----------
Balance at December 1, 2002                 $295         $   --     $53,428   $13,584,800   $(6,029,174)  $ 7,609,349
Issuance of 18,203 shares of common
   stock                                      --             --         183        54,380            --        54,563
Purchase of 800 shares of common
   stock                                      --             --          (8)       (4,076)           --        (4,084)
Preferred stock dividends declared            --             --          --            --       (26,568)      (26,568)
Net earnings                                  --             --          --            --       740,458       740,458
                                            ----         ------     -------   -----------   -----------   -----------
Balance at November 30, 2003                $295         $   --     $53,603   $13,635,104   $(5,315,284)  $ 8,373,718
Issuance of 424,329 shares of common
   stock and related warrants, net of
   offering costs                             --             --       4,243     2,434,803            --     2,439,046
Issuance of 500,000 shares of
Series B convertible preferred
   stock, net of offering costs               --          5,000          --     4,799,067            --     4,804,067
Purchase of 532,600 shares of
   common stock                               --             --      (5,326)   (2,613,412)           --    (2,618,738)
Preferred stock dividends declared            --             --          --      (326,568)           --      (326,568)
Net loss                                      --             --          --            --      (488,990)     (488,990)
                                            ----         ------     -------   -----------   -----------   -----------
Balance at November 28, 2004                $295         $5,000     $52,520   $17,928,994   $(5,804,274)  $12,182,535

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

                                         SERIES A      SERIES B
                                       CONVERTIBLE   CONVERTIBLE              ADDITIONAL
                                        PREFERRED     PREFERRED     COMMON     PAID-IN      ACCUMULATED
                                          STOCK         STOCK       STOCK      CAPITAL        DEFICIT        TOTAL
                                       -----------   -----------   -------   -----------   ------------   -----------
Balance at November 29, 2004               $295         $5,000     $52,520   $17,928,994   $ (5,804,274)  $12,182,535
Issuance of 314,176 shares of common
   stock                                     --             --       3,141       649,635             --       652,776
Purchase of 106,345 shares of
   common stock                              --             --      (1,063)     (478,239)            --      (479,302)
Preferred stock dividends declared           --             --          --      (426,568)            --      (426,568)
Common stock dividends declared              --             --          --      (262,123)            --      (262,123)
Non-employee stock compensation                                                   18,547                       18,547
Net loss                                     --             --          --            --     (4,857,555)   (4,857,555)
                                           ----         ------     -------   -----------   ------------   -----------
Balance at November 27, 2005               $295         $5,000     $54,598   $17,430,246   $(10,661,829)  $ 6,828,310
                                           ====         ======     =======   ===========   ============   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

                                                                2005          2004          2003
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) earnings                                      $(4,857,555)  $  (488,990)  $   740,458
   Adjustments to reconcile net earnings to net
   cash provided by operating activities
      Depreciation and amortization                           2,685,957     2,792,259     2,985,929
      Amortization of financing costs                            46,285        58,471        58,000
      Write-off of financing costs                              190,875        36,760            --
      Amortization of deferred gain from sale and
         leaseback transactions                                (341,375)       (4,049)           --
      Deferred income taxes                                     654,500        39,500      (694,000)
      Compensation paid by issuance of common stock              75,550        37,013        31,500
      Gain on sale of non-operating property                   (345,030)     (721,829)     (750,716)
      Increase in accrued rent                                  133,807            --            --
      Decrease in unearned vendor allowances                   (501,580)     (578,871)     (548,307)
      (Increase) decrease in current assets                    (311,546)     (245,013)      122,879
      Increase (decrease) in current liabilities                351,334     1,435,073      (176,903)
                                                            -----------   -----------   -----------
         Net cash (used) provided by operating activities    (2,218,778)    2,360,324     1,768,840

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                        (7,819,512)   (6,962,399)   (6,166,884)
   Purchase of non-operating property                          (353,320)      (39,585)     (118,573)
   Payments received on notes receivable                         12,719            --            --
   Payment for franchise agreements                             (75,000)     (237,500)      (75,000)
   Proceeds from sale of operating assets                            --            --        29,547
   Proceeds from sale of non-operating property                 190,875       428,220     1,327,724
   Increase in deposits and other assets                       (175,699)      (24,787)      (95,666)
                                                            -----------   -----------   -----------
         Net cash used in investing activities               (8,219,937)   (6,836,051)   (5,098,852)

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

                                                              2005           2004          2003
                                                          ------------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings on line of credit             $    600,000   $   524,850   $   629,688
   Principal payments on line of credit                       (862,850)     (624,135)   (2,481,719)
   Proceeds from long-term obligations                       2,289,997     3,003,499     6,616,451
   Principal payments on long-term obligations             (14,266,252)   (3,384,310)   (1,136,554)
   Payments on obligations under capital lease                 (30,304)      (53,937)     (348,805)
   Payments of financing costs                                 (28,467)      (77,134)      (73,501)
   Decrease (increase) in restricted cash - debt escrow      1,128,247    (1,128,247)           --
   Proceeds from sale leaseback transactions                20,506,812     4,663,490            --
   Proceeds from sale of common stock and warrants             595,776     2,500,000        23,063
   Proceeds from issuance of preferred stock                        --     5,000,000            --
   Private placement offering costs                                 --      (293,900)           --
   Purchase of common stock                                   (479,305)   (2,618,738)       (4,084)
   Common stock dividends paid                                (262,123)           --            --
   Preferred stock dividends paid                             (426,568)     (326,568)      (26,568)
                                                          ------------   -----------   -----------
      Net cash provided by financing activities              8,764,963     7,184,870     3,197,971
                                                          ------------   -----------   -----------
         Net (decrease) increase in cash                    (1,673,752)    2,709,143      (132,041)
Cash and cash equivalents - beginning of year                3,478,215       769,072       901,113
                                                          ------------   -----------   -----------
Cash and cash equivalents - end of year                   $  1,804,463   $ 3,478,215   $   769,072
                                                          ============   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest                                 $  2,129,000   $ 2,552,000   $ 2,337,000
   Cash paid for income taxes                             $     96,000            --            --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company currently conducts its business in the quick-service and casual dining restaurant industries. At November 27, 2005, the Company operated 48 Wendy's Old Fashioned Hamburgers quick service restaurants under franchise agreements with Wendy's International Inc., and four O'Charley's full service casual dining restaurants under franchise agreements with O'Charley's Inc. All operations of the Company are located in Michigan.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MHG Food Service Inc., MHG West Inc., OCM Food Service, LLC, and OCM Development, LLC. Intercompany balances and transactions have been eliminated in consolidation.

FISCAL PERIOD

The Company has elected a 52/53 week fiscal period for tax and financial reporting purposes. The fiscal period ends on the Sunday closest to November 30. Each of the three years presented in the period ended November 27, 2005 contained 52 weeks.

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

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents at November 27, 2005 and November 28, 2004 were $65,000, consisting entirely of corporate variable rate put bonds. The Company had no cash equivalents at November 30, 2003.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH - DEBT ESCROW

In September 2004, the Company sold one of its restaurant properties that was subject to a mortgage. Under the terms of the mortgage agreement, the loan contained a seven-year lock-out provision that prohibited the early retirement of the debt prior to September 1, 2005. As such, upon the sale of the property collateralizing the loan, the Company was required to deposit the $1,145,109 into an escrow account. The final loan payment was made from the escrow account in September 2005.

RECEIVABLES

Receivables consist of trade receivables and other receivables. Trade receivables are primarily a result of gift certificates sold by the Company, its franchisors and other franchisees that have been redeemed at the Company's restaurants, and amounts due the Company from sales charged on debit and credit cards. The balance in other receivables results mainly from $547,000 due from the sale of excess property. It is classified as a current asset due to the short period over which the balance is outstanding. No allowance for doubtful accounts is deemed necessary.

INVENTORIES

Inventories are stated at the lower of cost or market as determined by the first-in, first-out method, and consist of restaurant food items, beverages and paper supplies.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed principally using the straight-line method based upon estimated useful lives ranging from 3 to 15 years for furniture and equipment and up to 30 years for buildings. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the various leases, including renewal periods when there is a compulsion to renew as the result of a penalty. Repairs and maintenance costs that do not add to the value of or increase the life an asset are expensed when incurred. Interest costs on borrowings are capitalized during the construction period of new restaurants. Interest capitalized was approximately $25,000, $12,000 and $8,000 for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There was no impact to the consolidated financial statements due to this impairment review for the years ended November 27, 2005, November 28, 2004 and November 30, 2003.

FRANCHISE AGREEMENT COSTS

Franchise agreement costs capitalized under the Wendy's business segment are amortized using the straight-line method over the terms of each individual franchise agreement including options, given the Company's historical pattern and economic compulsion to renew. Costs capitalized under the O'Charley's business segment are amortized using the straight-line method over the initial term of the master operating agreement which encompasses each location.

FINANCING COSTS

Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the various loan agreements.

LIQUOR LICENSES

Costs incurred to obtain liquor licenses are capitalized and amortized using the straight-line method over the same term as the related restaurant franchise agreement. Annual costs to renew existing liquor licenses are expensed as incurred.

GOODWILL

In accordance with FAS 142, Goodwill and Intangible Assets, the Company tests goodwill for impairment annually in the fourth quarter of each fiscal year. The Company determines its reporting units for goodwill based on its operating business segments. All goodwill is related to the Wendy's of Michigan business segment. For the years ended November 27, 2005, November 28, 2004 and November 30, 2003, the tests indicated no goodwill impairment. The Company has no other intangible assets subject to SFAS No. 142.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SELF-INSURANCE

The Company is self-insured up to a $25,000 per participant stop loss level for costs associated with benefits paid under employee health care programs. The Company bases its estimated liability upon historical loss experience provided by its third party administrator and judgments about the present and expected levels of claim costs including claims incurred but not reported.

The Company's Wendy's business segment is self-insured for workers' compensation claims up to a $200,000 per claim stop loss level and maximum aggregate claims of $507,000 per policy year. The Company bases its estimated liability on estimated loss reserves provided by the Company's third party administrator and on management's knowledge of open claims.

UNEARNED VENDOR ALLOWANCES

Up-front consideration received from vendors linked to future purchases is initially deferred, and then recognized as earned income as the purchases occur over the term of the vendor arrangement in accordance with EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The Company has entered into long-term agreements with its beverage suppliers. The agreements require the Company to purchase 1,948,000 gallons of fountain beverage syrup from the suppliers over the terms of the agreements. In exchange, the Company received $4,948,000 in marketing and conversion funds that, in accordance with the provisions of EITF 02-16, are being recognized as a reduction to cost of food and beverages as the gallons of syrup are purchased.

STOCK-BASED COMPENSATION

The Company currently accounts for its stock based employee compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, which was acceptable during fiscal 2005 (see Recently Issued Accounting Standard), no compensation costs have been recognized. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net (loss) earnings and net (loss) earnings per common share would have been as follows for the years ended November 27, 2005, November 28, 2004 and November 30, 2003:

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

                                                           2005          2004        2003
                                                       -----------   -----------   --------
Net (loss) earnings as reported                        $(4,857,555)  $  (488,990)  $740,458
Less:
Stock-based compensation expense
   excluding acceleration (Note L)                         463,704       993,463    587,016
Stock-based compensation expense
   resulting from acceleration (Note L)                  1,134,536            --         --
                                                       -----------   -----------   --------
Pro forma net (loss) earnings                          $(6,455,795)  $(1,482,453)  $153,442
                                                       ===========   ===========   ========

(Loss) earnings per common share - basic and diluted
As reported                                            $     (0.98)  $     (0.15)  $   0.13
Pro forma                                              $     (1.28)  $     (0.34)  $   0.02

Stock based employee compensation expense determined under the fair value based method in accordance with SFAS No. 123, has not been presented net of tax. To do so would create a deferred tax asset which would have required an offsetting valuation allowance.

The fair value of each grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for grants in 2005, 2004 and 2003: dividend yield of 0%; expected volatility of 59.3% in 2005, 62.1% - 65.1% in 2004, and 67.0% - 71.3% in 2003; risk-free interest rates of
3.8% in 2005, 4.1% - 4.7% in 2004 and 3.6% - 4.5% in 2003; and expected life of five years in 2005 and ten years in 2004 and 2003.

ADVERTISING COSTS AND OTHER FRANCHISE FEES

Advertising costs and fees due under the Company's franchise agreements are based primarily on a percentage of monthly food and beverage revenue. These costs are charged to operations as incurred. Advertising expense was approximately $2,164,000, $2,126,000 and $1,941,000 for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

PRE-OPENING COSTS

Pre-opening costs represent costs incurred prior to a restaurant opening and are expensed as incurred. Pre-opening costs related to the Company's O'Charley's business segment were approximately $551,000 and $497,000 for the years ended November 27, 2005 and November 28, 2004, respectively.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Income taxes are accounted for by using an asset and liability approach. Deferred tax assets and liabilities are recognized for the expected future tax benefits or expenses resulting from temporary differences between the financial basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates.

EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) on common shares by the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following table reconciles the numerators and denominators used to calculate basic and diluted earnings (loss) per share for the years ended November 27, 2005, November 28, 2004 and November 30, 2003:

                                                2005         2004         2003
                                            -----------   ----------   ----------
Numerators
   Net (loss) earnings                      $(4,857,555)  $ (488,990)  $  740,458
   Less preferred stock dividends               426,568      326,568       26,568
                                            -----------   ----------   ----------
   Net (loss) earnings on common shares -
      basic and diluted                     $(5,284,123)  $ (815,558)  $  713,890
                                            ===========   ==========   ==========
Denominators
   Weighted average common shares
      outstanding - basic                     5,380,828    5,280,923    5,347,531
   Effect of dilutive securities
      Stock options                                  --           --      300,721
                                            -----------   ----------   ----------
   Weighted average common shares
      outstanding - diluted                   5,380,828    5,280,923    5,648,252
                                            ===========   ==========   ==========

For the years ended November 27, 2005, November 28, 2004 and November 30, 2003, convertible preferred stock was not included in the computation of diluted earnings per common share because the effect of conversion of preferred stock would be antidilutive.

For the years ended November 27, 2005 and November 28, 2004, exercisable stock options were not included in the computation of diluted earnings per share because the effect of exercising stock options would be antidilutive due to the net loss on common shares. For the year ended November 30, 2003, certain exercisable stock options were not included in the computations of diluted earnings per share because the option prices were greater than the average market prices

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS (LOSS) PER COMMON SHARE (CONTINUED)

for the periods. At November 30, 2003, the number of stock options outstanding that were not included in the calculation of diluted earnings per share was 322,730, at exercise price ranges from $4.95 to $7.00.

Certain exercisable stock warrants were not included in the computation of diluted earnings per share for the years ended November 27, 2005 and November 28, 2004, because the effect of exercising the stock warrants would be antidilutive due to the net loss on common shares. The stock warrants were issued in December 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The Company's financial instruments consist of cash and cash equivalents, receivables, notes receivable, trade accounts payable, borrowings under the Company's short-term line of credit and long-term obligations. The Company's estimate of the fair values of these financial instruments approximates their carrying value at November 27, 2005, November 28, 2004 and November 30, 2003, except for long-term obligations, which has been disclosed in Note F - Long-Term Obligations and Line of Credit.

RECENTLY ISSUED ACCOUNTING STANDARD

In December 2004, the FASB issued a revision of SFAS No. 123, Share Based Payment, (SFAS 123(R)), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement focuses primarily on transactions in which an entity obtains employee services in exchange for share based payments. Under SFAS 123(R), a public entity generally is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) are required to be applied as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt the provisions of SFAS 123(R) during the first quarter of fiscal 2006.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE B - PROPERTY AND EQUIPMENT

Property and equipment are summarized as follows at November 27, 2005 and November 28, 2004:

                                                     2005           2004
                                                 ------------   -----------
Land and improvements                            $ 15,521,956   $18,851,964
Buildings and improvements                         13,654,103    18,782,314
Furnishings and equipment                          13,979,647    12,521,630
Leasehold improvements                              1,760,662     1,126,802
Leased property under capital leases                  277,092            --
Construction in progress                            1,645,913     1,167,302
                                                 ------------   -----------
                                                   46,839,373    52,450,012
Less accumulated depreciation and amortization    (10,781,256)   (9,647,027)
                                                 ------------   -----------
                                                 $ 36,058,117   $42,802,985
                                                 ============   ===========

Depreciation and amortization expense was approximately $2,634,000, $2,752,000, and $2,926,000 for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively.

In the ordinary course of business the Company, from time to time, experiences accelerated depreciation primarily due to the shortening of the estimated useful lives of assets in connection with major restaurant remodels and upgrades, and the occasional demolition of an existing restaurant building that is replaced by a new building on the same site. There was no accelerated depreciation recognized for the year ended November 27, 2005. Accelerated depreciation for the years ended November 28, 2004 and November 30, 2003 was approximately $69,000 and $314,000, respectively.

NOTE C - NOTES RECEIVABLE

The Company had two notes receivable as of November 27, 2005. The first note consisted of the $627,000 balance remaining on a $640,000 mortgage note obtained in fiscal 2004. The note was originally being amortized over a twenty year schedule and required monthly principal payments, plus interest at a rate equal to the prime rate plus 1.0% beginning January 1, 2005. The agreement was amended in September of 2005 whereby no additional principal or interest payments are required until November of 2006, at which time both the principal and interest balances are required to be paid. The note is accruing interest at a rate equal to the prime rate plus 1.0%, with interest being accrued on the principal balance only.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE C - NOTES RECEIVABLE (CONTINUED)

The second note relates to the sale of excess non-operating property for which the Company received cash proceeds of $94,000 and a $300,000 note receivable. The note is accruing interest at a rate of seven percent, and requires interest only quarterly payments until its maturity date of June 15, 2006.

NOTE D - ACCRUED LIABILITIES

Accrued liabilities consist of the following at November 27, 2005 and November 28, 2004:

                                       2005         2004
                                    ----------   ----------
Payroll and related payroll taxes   $1,264,783   $1,193,505
Property taxes                         339,972      324,622
Interest expense                        59,813      115,802
Accrued sales tax                      142,236      129,728
Single business tax                    165,000      165,000
Other expenses                         299,806      190,380
                                    ----------   ----------
                                    $2,271,610   $2,119,037
                                    ==========   ==========

NOTE E - SALE AND LEASEBACK TRANSACTIONS

The Company completed thirteen sale and leaseback transactions during the year ended November 27, 2005 and three sale and leasebacks during the year ended November 28, 2004. During the year ended November 27, 2005, the Company netted proceeds of $20,507,000, paid down long-term indebtedness of $13,000,000 and deposited $6,865,000 into the Company's treasury. During the year ended November 28, 2004, the Company netted $4,663,000 in proceeds, paid down long-term indebtedness of $1,666,000 and deposited $2,850,000 into the Company's treasury. For the years ended November 27, 2005 and November 28, 2004, respectively, the Company incurred finance charges of $875,000 and $180,000 related to the early pay down of its long-term indebtedness and recorded deferred gains of $8,424,000 and $1,967,000. The gains are being amortized over the 20-year lease terms and recorded as a reduction of base rent expense.

NOTE F - LONG-TERM OBLIGATIONS AND LINES OF CREDIT

On December 18, 2003, the Company secured a $2,600,000 credit facility with a bank comprised of two lines of credit, one for general working capital purposes in the amount of $600,000, and one for restaurant development purposes in the amount of $2,000,000. Commitments under the working capital and restaurant development lines expire in April 2006 and April 2007, respectively, and require monthly payments of interest only at a rate equal to the prime rate plus

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE F - LONG-TERM OBLIGATIONS AND LINES OF CREDIT (CONTINUED)

0.25%. There were no outstanding balances under the credit facility at November 27, 2005. At November 28, 2004, the outstanding balance on the working capital line of credit was $262,850 and the balance on the restaurant development line of credit was $750,000. The average interest rate on borrowings on the working capital line of credit in 2004 was 4.1%. Interest incurred on the restaurant development line of credit in 2004 was capitalized.

As of November 27, 2005, the Company had forward financing commitments totaling $5,000,000 that it may, but is not required to, utilize to finance the land and building for future restaurants. The commitments are for 10-year real estate mortgages (20-year amortization) at interest rates defined in the loan commitments. The loan commitments allow the Company to select either a fixed or variable interest rate. The commitments do not contractually obligate the Company to borrow on any of the commitments as such loans are made on a restaurant-by-restaurant basis.

Long-term obligations consist of the following at November 27, 2005 and November 28, 2004:

                                                                   2005          2004
                                                               -----------   -----------
Mortgage notes payable - fixed rate, due in monthly
installments totaling $129,619 including fixed interest
rates ranging from 6.43% to 8.53% maturing from October 2012
through July 2019.                                             $14,355,000   $28,022,931

Mortgage notes payable - variable rate, due in monthly
installments totaling $55,837 including interest ranging
from 30-day LIBOR plus 2.55% to 2.75% (4.21% at November 27,
2005) and the prime rate (7.00% at November 27, 2005)
maturing from February 2008 through June 2015.                   7,661,901     4,827,518

Notes payable, due in monthly installments totaling $10,802
including interest at 8.15% through September 2013.                548,114       814,286

Equipment notes payable - variable rate, requiring monthly
payments of principal increasing from $10,559 to $11,407
over the remaining terms of the notes, plus interest equal
to the 30-day commercial paper plus 2.5% (4.07% at November
27, 2005), maturing from December 2006 through November
2007.                                                              468,300       348,048

Restaurant development line of credit - requiring monthly
payments of interest only at a rate equal to the prime rate
plus 0.25%.                                                             --       750,000
                                                               -----------   -----------
                                                                23,033,315    34,762,783
Less current portion                                               878,088     2,242,897
                                                               -----------   -----------
                                                               $22,155,227   $32,519,886
                                                               ===========   ===========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE F - LONG-TERM OBLIGATIONS AND LINES OF CREDIT (CONTINUED)

Substantially all property and equipment owned by the Company is pledged as collateral for the Company's long-term obligations and lines of credit.

Minimum principal payments on long-term obligations to maturity as of November 27, 2005 are as follows:

   2006      $   878,088
   2007          912,876
   2008          873,245
   2009          864,574
   2010          929,352
Thereafter    18,575,180
             -----------
             $23,033,315
             ===========

Loan covenants of the various loan agreements include requirements for maintenance of certain financial ratios. At November 27, 2005 the Company was in compliance with these covenants.

The estimated fair value of the Company's long-term obligations, including the current portion, was approximately $23,529,000 and $35,964,000 as of November 27, 2005 and November 28, 2004, respectively, which was $496,000 and $938,000 greater than the carrying values at these respective dates. The estimated fair value of the Company's lines of credit and variable rate term loans included in this estimate approximated the carrying value. The estimated fair value is based on rates anticipated to be available to the Company for debt with similar terms and maturities, and requires the use of estimates and market assumptions. Accordingly, the estimated fair value is not necessarily indicative of amounts that could be realized in a current market exchange. The use of different estimates and/or assumptions may have a material effect on the estimated fair value. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since November 27, 2005, and current estimates of fair value may differ significantly from the amounts presented.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE G - INCOME TAXES

Deferred tax assets and liabilities at November 27, 2005, and November 28, 2004 consist of the following:

                                                          2005         2004
                                                      -----------   ----------
Deferred tax assets:
   Carryforwards, consisting of net
      operating losses and AMT credits                $        --   $  943,000
   Unearned vendor allowances                             386,000      243,000
   Deferred gains on sale leaseback transactions        3,522,000      683,000
   Other                                                  184,000       17,000
   Valuation Allowance                                 (2,750,000)    (640,500)
                                                      -----------   ----------
      Total deferred tax assets                         1,342,000    1,245,500

Deferred tax liabilities:

   Depreciation, amortization and basis differences    (1,172,000)    (591,000)
   Other                                                 (170,000)          --
                                                      -----------   ----------
      Total deferred tax liabilities                   (1,342,000)    (591,000)
                                                      -----------   ----------
Net deferred tax asset                                $        --   $  654,500
                                                      ===========   ==========

The Company regularly assesses the realizability of its deferred tax assets and the related need for, and amount of, a valuation allowance. Management considers many factors in determining the likelihood of future realization of the deferred tax asset including recent cumulative earnings and loss experiences, future reversals of existing taxable temporary differences and anticipated taxable income exclusive of reversing temporary differences and carryforwards. Upon completion of this assessment in 2005, and based on the Company's best judgments, the net deferred tax asset was fully reserved.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE G - INCOME TAXES (CONTINUED)

The income tax provision reconciled to the tax computed at the statutory federal rate for continuing operations for the years ended November 27, 2005, November 28, 2004, and November 30, 2003 was as follows:

                                            2005         2004        2003
                                        -----------   ---------   ---------
Tax expense (benefit) at statutory
   rates applied to income before
   federal income tax                   $(1,377,000)  $(212,000)  $  82,000
Permanent differences                        19,000      23,000          --
Change in tax reserves and other, net        57,205    (167,500)    (82,000)
Changes in valuation allowance            2,109,500     222,500    (500,000)
                                        -----------   ---------   ---------
Income tax expense (benefit)            $   808,705   $(134,000)  $(500,000)
                                        ===========   =========   =========

NOTE H - LEASE COMMITMENTS

The Company leases land and buildings used in operations under operating agreements, with remaining lease terms (including renewal options) ranging from two to forty years. At November 27, 2005, the Company had several leases that contained rent escalators. Certain of these rent escalators are contingent upon changes in the Consumer Price Index and have limits over which lease payments may increase. For the remaining rent escalators that have specific periodic increases, rent expense is recognized in accordance with FASB Technical Bulletin 85-3 (Accounting for Operating Leases with Scheduled Rent Increases) using the straight line method over the term of the leases. The Company includes renewal options in determining straight line rent only when an economic compulsion to renew exists, such as when the Company owns a building subject to a ground lease.

Base rent expense includes taxes, insurance and maintenance when required under the lease agreements. Percentage rentals represent additional rent due under certain leases for which the Company is required to pay a percent of sales in excess of minimum prescribed amounts. The total operating lease expenses for the years ended November 27, 2005, November 28, 2004 and November 30, 2003 were as follows:

                                         2005        2004       2003
                                      ----------   --------   --------
Base rent expense                     $2,457,834   $971,759   $688,644
Deferred gain amortization (Note E)     (337,566)    (4,049)        --
Percentage rentals                        11,488     21,211    173,911
Straight-line rent expense               133,807         --         --
                                      ----------   --------   --------
                                      $2,265,563   $988,921   $862,555
                                      ==========   ========   ========

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE H - LEASE COMMITMENTS (CONTINUED)

Minimum future obligations under noncancellable operating leases in effect, excluding percentage rentals, are as follows:

Years Ending
------------
   2006                           $ 3,106,094
   2007                             3,202,766
   2008                             3,195,920
   2009                             3,193,805
   2010                             2,892,079
Thereafter                         35,374,245
                                  -----------
Total minimum lease obligations   $50,964,909
                                  ===========

NOTE I - CONVERTIBLE CUMULATIVE PREFERRED STOCK

The Series A non-voting convertible preferred stock has an annual dividend rate of $0.90 per share which is cumulative. The shares are convertible by the shareholders into common shares at the conversion price of $7.00 per share and have a liquidation value of $10.00 per share. The Company has the option to convert the preferred stock into common stock under certain conditions relating to the market value of the Company's common stock.

The Series B non-voting convertible preferred stock issued in December 2003 has an annual dividend rate of $0.80 per share which is cumulative. The preferred shares are convertible into common shares at the conversion price of $5.57 per share based on a liquidation value of $10.00 per share. After two years from the issuance date, the Company may (but is not required to) redeem the preferred shares at a price of $11.00 per share plus accrued but unpaid dividends; and at any time after three years from the issuance date, the Company may (but is not required to) redeem the preferred shares at a price of $10.00 per share plus accrued but unpaid dividends.

NOTE J - EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan that covers substantially all of its employees. Contributions to the plan may be made by plan participants through elective salary deductions and by the Company at its discretion. Plan expenses paid by the Company totaled $6,512, $6,653 and $10,655 for the years ended November 27, 2005, November 28, 2004 and November 30, 2003, respectively. The Company made no contributions to the plan during these years.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE K - RELATED PARTIES

In January 2004, the Company sold to its CEO the Company's 19% interest in a real estate investment company that is also the lessor of one of the Company's Wendy's restaurants. The selling price was $190,000 and resulted in a gain on the sale of non-operating property of $136,800. Rental payments made to this real estate investment company, which included taxes, insurance and maintenance, totaled $115,560 and $96,300 for the years ended November 27, 2005 and November 28, 2004, respectively. The sale was authorized by a special committee of disinterested independent directors who obtained a fairness opinion.

In the fourth quarter of 2004, the Company sold one piece of surplus property and assigned the rights to acquire a vacant parcel to a limited liability company (the "LLC") in which the Company's CEO had a 12.5% ownership interest. Both of the properties were leased back to the Company in 2005, one for the operation of a new Wendy's restaurant and one for the operation of a new O'Charley's restaurant. Net cash proceeds from the sales were $1,252,000 resulting in gains totaling $479,905, of which $393,247 was deferred and recognized over the lease terms. The remaining $86,658 was recorded as a gain on sale of non-operating property. In addition, because the CEO's participation was to facilitate the transactions, the Company obtained an agreement from the CEO whereby he would give to the Company any proceeds he received pursuant to his ownership interest in the LLC to the extent they exceed his equity investment in the LLC, interest incurred on indebtedness related to such investment, and losses he incurred in connection with such investment. In January 2005, the CEO's ownership interest was divested, thereby eliminating his personal interest at that time. It was determined that there was nothing owed to the Company related to such investment.

The Company's CEO has provided personal guarantees to Wendy's International to facilitate the granting of Wendy's franchise agreements.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE L - STOCK OPTION PLANS

The 1996 Management Equity Incentive Plan, as amended, authorizes 725,000 shares of common stock to be granted for options that may be issued under the plan. The 2002 Management Equity Incentive Plan, as amended, authorizes 1,000,000 shares of common stock to be granted for options that may be issued under this plan. The Compensation Committee of the Board of Directors has the discretion to designate an option to be an incentive share option or a non-qualified share option. The Plans provide that the option price is not less than the fair market value of the common stock at the date of grant. Options granted under the Plans become exercisable pursuant to a vesting schedule adopted by the Compensation Committee which administers the Plans and the options may have a term from one to ten years. On October 25, 2005, the Compensation Committee accelerated the vesting of all outstanding and unvested employee stock options. Had these vesting periods not been accelerated, in accordance with FAS 123(R) the Company would have recognized $1,135,000 cumulative expense spread over the subsequent four fiscal years.

The Directors' share option plans provides for the non-discretionary grant of options to non-employee directors of the Company. The current plan allows for the grant of options for a maximum of 150,000 shares at option prices equal to the last closing sales price of the common stock on the date of grant. The plan provides that each non-employee director will be granted options to purchase 5,000 shares on the date such person becomes a non-employee director and on the date of each Annual Shareholders' Meeting thereafter. Additional options may be granted on such terms and conditions as adopted by the Compensation Committee that administers the Plan. Options granted under the plan have a term of ten years and vest six months from the date of grant.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE L - STOCK OPTION PLANS (CONTINUED)

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                                         MANAGEMENT                      DIRECTORS'
                                   EQUITY INCENTIVE PLANS            SHARE OPTION PLANS
                               -----------------------------   -----------------------------
                                              AVERAGE OPTION                  AVERAGE OPTION
                               SHARES UNDER        PRICE       SHARES UNDER        PRICE
                                  OPTION         PER SHARE        OPTION         PER SHARE
                               ------------   --------------   ------------   --------------
Outstanding at
   December 1, 2002               815,255          $3.01           70,000          $5.12
Granted                           115,000          $4.95            9,000          $4.23
Exercised                         (11,250)         $2.05               --             --
                                ---------                         -------
Outstanding at
   November 30, 2003              919,005          $3.26           79,000          $5.02
Granted                           470,000          $4.94          100,000          $4.88
                                ---------                         -------
Outstanding at
   November 28, 2004            1,389,005          $3.83          179,000          $4.94
                                ---------                         -------

Granted                            70,000          $5.02           30,000          $5.01
Exercised                        (302,988)         $2.16               --             --
Forfeited                         (62,000)         $4.94               --             --
Purchase of employee options      (42,236)         $4.85               --             --
                                ---------                         -------
Outstanding at
   November 27, 2005            1,051,781                         209,000

Exercisable at:
   November 30, 2003              621,064          $3.02           79,000          $5.02
                                =========                         =======
   November 28, 2004              813,449          $3.11          174,000          $4.94
                                =========                         =======
   November 27, 2005            1,051,781          $4.28          209,000          $4.96
                                =========                         =======

Available for grant at:
   November 30, 2003              528,774                         101,000
                                =========                         =======
   November 28, 2004               58,774                         125,000
                                =========                         =======
   November 27, 2005              355,981                          95,000
                                =========                         =======

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE L - STOCK OPTION PLANS (CONTINUED)

The following table summarizes information about stock options outstanding at November 27, 2005.

                        MANAGEMENT EQUITY INCENTIVE PLANS

                      OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
--------------------------------------------------------------   ----------------------------
                             WEIGHTED-AVERAGE      WEIGHTED-
                                 REMAINING          AVERAGE                  WEIGHTED-AVERAGE
EXERCISE PRICE     NUMBER    CONTRACTUAL LIFE   EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------   ---------   ----------------   --------------   ---------   ----------------
$1.50 to 2.25       67,834          4.7              $1.91          67,834        $1.91
$2.26 to 3.50      206,903          4.5               2.75         206,903         2.75
$3.51 to 5.00      455,314          7.5               4.71         455,314         4.71
$5.01 to 5.25      321,730          7.7               5.16         321,730         5.16
-------------    ---------          ---              -----       ---------        -----
$1.50 to 5.25    1,051,781          6.7              $4.28       1,051,781        $4.28

                          DIRECTORS' SHARE OPTION PLANS

                      OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
--------------------------------------------------------------   ----------------------------
                             WEIGHTED-AVERAGE      WEIGHTED-
                                 REMAINING          AVERAGE                  WEIGHTED-AVERAGE
EXERCISE PRICE     NUMBER    CONTRACTUAL LIFE   EXERCISE PRICE     NUMBER     EXERCISE PRICE
--------------   ---------   ----------------   --------------   ---------   ----------------
$1.38 to 3.99      20,000           3.7              $1.88         20,000         $1.88
$4.00 to 4.85      90,000           7.7               4.73         90,000          4.73
$4.86 to 5.99      59,000           8.2               5.03         59,000          5.03
$6.00 to 7.00      40,000           0.6               6.91         40,000          6.91
-------------     -------           ---              -----        -------         -----
$1.38 to 7.00     209,000           6.3              $4.96        209,000         $4.96

NOTE M - GUARANTEES, COMMITMENTS AND CONTINGENCIES

In July 2004, the Company made a payment of $272,035 to the Michigan Department of Treasury ("Treasury") related to a tax claim for years 1997 through 2001. This payment, which included interest and penalties, resulted in a charge to earnings of $168,000, representing the difference between what the Company accrued as an estimated settlement of this tax claim, and the actual amount of the final assessment from Treasury. Shortly after making this payment, the Company filed a claim against Treasury to recover the entire amount of the payment. The Company's position is that the tax payment, which is related to fees that were paid to its franchisor Wendy's International, should be refunded because the fees at issue were incorrectly characterized as a "royalty" by Treasury, and therefore no tax is due from the Company related to these fees. At November 27, 2005, the claim status was pending the outcome of a similar case under appeal.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE M - GUARANTEES, COMMITMENTS AND CONTINGENCIES (CONTINUED)

Under its development agreement with O'Charley's Inc., the Company is required to open a minimum of eleven additional restaurants by July 2010; two in 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O'Charley's restaurants will be approximately $29 to $35 million, or approximately $2.6 to $3.2 million per restaurant, with land and site development being the significant variables.

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

NOTE N - COMMON STOCK, WARRANTS AND SERIES B CONVERTIBLE CUMULATIVE PREFERRED STOCK

In December 2003, the Company completed a $7,500,000 private equity offering, primarily to be used for the development of O'Charley's restaurants in accordance with the terms of a franchise development agreement. The offering included the issuance of 416,666 Units for $2,500,000. Each unit consisted of
(i) one share of the Company's Common Stock, (ii) 0.5 Class A Warrant to purchase one Common Share at a price of $6.00 per share after one year from the date of issuance and expiring six years from the date of issuance, and (iii) 0.5 Class B Warrant to purchase one Common Share at a price of $9.00 per share after one year from the date of issuance expiring nine years from the date of issuance. The offering also included the issuance of 500,000 shares of the Company's Series B Preferred Stock for $5,000,000 (the terms of which are described in Note I - Convertible Cumulative Preferred Stock). Under an agreement dated December 19, 2003, $2,450,980 of the total raised was used by the Company to purchase 500,200 common shares from a retiring executive of the Company.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE O - SEGMENT REPORTING

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company's methods of internal reporting and management structure. The Company's 48 Wendy's restaurants constitute the Company's Wendy's of Michigan Business Segment and the Company four O'Charley's restaurants make up the Company's O'Charley's of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on reportable segments for the years ended November 27, 2005, November 28, 2004, and November 30, 2003:

                                                   2005          2004          2003
                                               -----------   -----------   -----------
Revenues:
   Wendy's of Michigan                         $49,841,716   $52,457,625   $48,513,456
   O'Charley's of Michigan                       6,195,488       845,032            --
                                               -----------   -----------   -----------
   Consolidated revenues                       $56,037,204   $53,302,657   $48,513,456
                                               ===========   ===========   ===========

Earnings from operations:
   Wendy's of Michigan                         $   (48,277)  $ 2,106,246   $ 1,829,640
   O'Charley's of Michigan                      (1,554,839)     (709,083)           --
                                               -----------   -----------   -----------
   Consolidated earnings from operations (1)   $(1,603,116)  $ 1,397,163   $ 1,829,640
                                               ===========   ===========   ===========

Capital expenditures:
   Wendy's of Michigan                         $ 3,434,502   $ 2,953,826   $ 6,166,884
   O'Charley's of Michigan                       4,385,010     4,008,573            --
                                               -----------   -----------   -----------
   Consolidated capital expenditures           $ 7,819,512   $ 6,962,399   $ 6,166,884
                                               ===========   ===========   ===========

Total assets:
   Wendy's of Michigan                         $31,656,927   $43,992,614   $44,399,172
   O'Charley's of Michigan                       8,845,559     4,535,181            --
                                               -----------   -----------   -----------
   Total segment assets                         40,502,486    48,527,795    44,399,172
   Corporate assets                              6,217,436     7,596,992     5,631,291
                                               -----------   -----------   -----------
   Consolidated assets                         $46,719,922   $56,124,787   $50,030,463
                                               ===========   ===========   ===========

(1) Corporate level general and administrative expenses are included in the Wendy's of Michigan segment and the allocation of such costs to the O'Charley's of Michigan segment will begin in fiscal 2006 as the segment expands.

                MERITAGE HOSPITALITY GROUP INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
     YEARS ENDED NOVEMBER 27, 2005, NOVEMBER 28, 2004, AND NOVEMBER 30, 2003

NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   First         Second        Third         Fourth
Year ended November 27, 2005      Quarter       Quarter       Quarter       Quarter
----------------------------    -----------   -----------   -----------   -----------
Food and beverage revenue       $12,997,166   $14,031,342   $14,733,782   $14,274,914
Cost of food and beverages        3,709,579     3,948,101     4,146,612     3,979,324
Operating expenses                8,438,470     8,836,104     9,070,445     8,784,824
Net earnings (loss)              (1,803,634)   (1,009,538)     (460,197)   (1,584,186)
Loss per common share - basic
   and diluted                        (0.38)        (0.21)        (0.11)        (0.29)

                                   First         Second        Third         Fourth
Year ended November 28, 2004      Quarter       Quarter       Quarter       Quarter
----------------------------    -----------   -----------   -----------   -----------
Food and beverage revenue       $12,059,124   $13,468,262   $14,105,882   $13,669,389
Cost of food and beverages        3,281,462     3,674,025     3,821,248     3,884,975
Operating expenses                7,276,724     7,633,194     7,959,420     8,055,875
Net earnings (loss)                (479,611)       74,661       125,740      (209,780)
Loss per common share - basic
   and diluted                        (0.11)        (0.01)           --         (0.04)