Form 10-Q
period 2006-02-26
MERITAGE HOSPITALITY GROUP INC
filed 2006-03-30
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 26, 2006.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
3210 Eagle Run Dr., N.E., Suite 100 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

(616) 776-2600
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Large Accelerated Filer    [  ]           Accelerated Filer   [  ]           Non-Accelerated Filer   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

As of March 29, 2006 there were 5,439,781 outstanding Common Shares, $.01 par value.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 27, 2005. The results of operations for the first quarter ended February 26, 2006 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
February 26, 2006 and November 27, 2005

ASSETS

	February 26, 2006 (Unaudited)	November 27, 2005
Current Assets
Cash and cash equivalents	$1,184,182	$1,804,463
Receivables	299,178	842,178
Inventories	313,786	339,499
Prepaid expenses and other current assets	185,055	404,540

Total Current Assets	1,982,201	3,390,680

Property and Equipment, net	35,765,196	36,058,117

Other Assets
Notes receivable	927,281	927,281
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $262,860 and
$250,753, respectively	1,237,140	1,236,747
Financing costs, net of amortization of $141,362 and
$139,211, respectively	372,976	380,185
Deposits and other assets	279,289	297,063

Total other assets	7,246,535	7,271,125

Total assets	$44,993,932	$46,719,922

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
February 26, 2006 and November 27, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	February 26, 2006 (Unaudited)	November 27, 2005
Current Liabilities
Current portion of long-term obligations	$891,559	$878,088
Trade accounts payable	1,734,514	2,538,447
Accrued liabilities	2,188,171	2,271,610

Total Current Liabilities	4,814,244	5,688,145

Unearned Vendor Allowances	1,857,978	1,992,978

Deferred Gain - Sale Leaseback Transactions	10,478,156	9,921,455

Accrued Rent	195,610	133,807

Long-Term Obligations	22,686,088	22,155,227

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	5,000
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,447,047
and 5,459,763, respectively	54,471	54,598
Additional paid in capital	16,837,374	17,430,246
Accumulated deficit	(11,935,284)	(10,661,829)

Total stockholders' equity	4,961,856	6,828,310

Total liabilities and stockholders' equity	$44,993,932	$46,719,922

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended February 26, 2006 and February 27, 2005
(Unaudited)

	2006	2005
Food and beverage revenue	$13,574,468	$12,997,166

Costs and expenses
Cost of food and beverages	3,816,990	3,709,579
Operating expenses	9,179,035	8,438,470
General and administrative expenses	1,004,786	1,052,364
Depreciation and amortization	674,691	665,613

Total costs and expenses	14,675,502	13,866,026

Loss from operations	(1,101,034)	(868,860)

Other income (expense)
Interest expense	(449,706)	(552,238)
Debt extinguishment charges	--	(418,473)
Interest income	26,915	33,437
Other income, net	260,012	2,500

Total other expense	(162,779)	(934,774)

Loss before income taxes	(1,263,813)	(1,803,634)

Income tax expense	(9,642)	--

Net loss	(1,273,455)	(1,803,634)

Preferred stock dividends declared	213,284	213,284

Net loss on common shares	$(1,486,739)	$(2,016,918)

Net loss per common share - basic and diluted	$(0.27)	$(0.38)

Dividends per common share - basic and diluted	$0.06	$0.05

Weighted average shares outstanding - basic and diluted	5,452,995	5,244,567

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended November 27, 2005
and the Three Months Ended February 26, 2006 (Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at November 29, 2004	$295	$5,000	$52,520	$17,928,994	$(5,804,274)	$12,182,535

Issuance of 314,176 shares of
common stock	--	--	3,141	649,635	--	652,776

Purchase of 106,345 shares of
common stock	--	--	(1,063)	(478,239)	--	(479,302)

Preferred stock dividends declared	--	--	--	(426,568)	--	(426,568)

Common stock dividends declared	--	--	--	(262,123)	--	(262,123)

Non-employee stock compensation	--	--	--	18,547	--	18,547

Net loss	--	--	--	--	(4,857,555)	(4,857,555)

Balance at November 27, 2005	$295	$5,000	$54,598	$17,430,246	$(10,661,829)	$6,828,310

Issuance of common stock	--	--	--	--	--	--

Purchase of 13,144 shares of
common stock	--	--	(131)	(63,391)	--	(63,522)

Preferred stock dividends declared	--	--	--	(213,284)	--	(213,284)

Common stock dividends declared	--	--	--	(326,990)	--	(326,990)

Stock option compensation	--	--	--	8,797	--	8,797

Compensation paid with stock	--	--	4	1,996	--	2,000

Net loss	--	--	--	--	(1,273,455)	(1,273,455)

Balance at February 26, 2006	$295	$5,000	$54,471	$16,837,374	$(11,935,284)	$4,961,856

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended February 26, 2006 and February 27, 2005
(Unaudited)

	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,273,455)	$(1,803,634)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	674,691	665,613
Amortization of financing costs	10,407	12,751
Debt extinguishment charges	--	62,683
Amortization of deferred gain from sale leaseback
transactions	(136,678)	(56,076)
Compensation paid by issuance of common stock	2,000	5,000
Stock option expense	8,797	--
Decrease in unearned vendor allowances	(135,000)	(134,200)
Increase in accrued rent and other liabilities	61,803	37,946
Decrease (increase) in current assets	788,198	(98,230)
Decrease in current liabilities	(994,014)	(375,252)

Net cash used in operating activities	(993,251)	(1,683,399)

Cash Flows from Investing Activities
Purchase of property and equipment	(939,579)	(1,485,981)
Payments received on note receivable	--	4,176
Payments for franchise agreements	(12,500)	(50,000)
Decrease (increase) in deposits and other assets	16,470	(37,930)

Net cash used in investing activities	(935,609)	(1,569,735)

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows — continued
For the Three Months Ended February 26, 2006 and February 27, 2005
(Unaudited)

	2006	2005
Cash Flows from Financing Activities
Principal payments on line of credit	--	(262,850)
Proceeds from long-term obligations	768,750	1,730,983
Principal payments on long-term obligations	(218,871)	(6,142,789)
Payments on obligations under capital lease	(5,547)	(6,091)
Payment of financing costs	(3,197)	(30,217)
Decrease in restricted cash - debt escrow	--	26,689
Proceeds from sale leaseback transactions	1,264,598	9,936,798
Proceeds from issuance of common stock and warrants	--	15,625
Purchase of common stock	(63,522)	(84,866)
Common stock dividends paid	(326,990)	(262,123)
Increase in preferred stock dividend payable	106,642	--
Preferred stock dividends	(213,284)	(213,284)

Net cash provided by financing activities	1,308,579	4,707,875

Net (decrease) increase in cash	(620,281)	1,454,741

Cash and Cash Equivalents - Beginning of Period	1,804,463	3,478,215

Cash and Cash Equivalents - End of Period	$1,184,182	$4,932,956

Supplemental Cash Flow Information
Cash paid for interest	$438,204	$561,680
Cash paid for income taxes	$40,000	$20,000

Schedule of Non-Cash Investing and
Financing Transactions
Equipment purchased under capital lease	$--	$277,092

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 26, 2006 and February 27, 2005

Note A – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three months ended February 26, 2006 and February 27, 2005, convertible preferred stock and exercisable stock options were not included in the computation of diluted earnings per share because the effect of converting preferred stock and exercising stock options would be antidilutive due to the net loss reported.

Note B – Stock-Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123, Share Based Payment, (SFAS 123(R)), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) were required to be applied as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company adopted the provisions of SFAS 123(R) at the beginning of the first quarter ended February 26, 2006.

Stock based employee compensation expense is calculated using the fair value method in accordance with SFAS No. 123. The fair value of each grant is estimated on the date of grant using the Black Scholes option pricing model. On December 12, 2005, 68,000 options were granted to the Company’s officers with the exercise price equaling the closing price of the common shares on that date. The options were valued using the following assumptions: dividend yield of 0.0%, expected volatility of 33.1%, risk free interest rate of 4.56%, and expected life of 5.8 years. The expense recorded for these options in the first quarter ended February 26, 2006 was $8,797.

On October 25, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of the then outstanding and unvested employee stock options. Had these vesting periods not been accelerated, in accordance with SFAS 123(R), the Company would have recognized approximately $1,135,000 in cumulative expense spread over the subsequent four years beginning in fiscal 2006.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 26, 2006 and February 27, 2005

Note C – Guarantees, Commitments and Contingencies

In July 2004, the Company made a payment of $272,035 to the Michigan Department of Treasury (“Treasury”) related to a tax claim for years 1997 through 2001. This payment, which included interest and penalties, resulted in a charge to earnings of $168,000, representing the difference between what the Company accrued as an estimated settlement of this tax claim, and the actual amount of the final assessment from Treasury. Shortly after making this payment, the Company filed a claim against Treasury to recover the entire amount of the payment. The Company’s position is that the tax payment, which is related to fees that were paid to its franchisor Wendy’s International, should be refunded because the fees at issue were incorrectly characterized as a “royalty” by Treasury, and therefore no tax is due from the Company related to these fees. At February 26, 2006, the claim status was pending the outcome of a similar case under appeal.

Under its development agreement with O’Charley’s Inc., the Company is required to open a minimum of ten additional restaurants by July 2010; one in 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O’Charley’s restaurants will be approximately $28 to $32 million, or approximately $2.8 to $3.2 million per restaurant, with land and site development being the significant variables.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Three Months Ended February 26, 2006 and February 27, 2005

Note D – Segment Reporting

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company’s methods of internal reporting and management structure. The Company currently operates 48 Wendy’s restaurants in Western and Southern Michigan in the quick service restaurant industry. The operation of the Wendy’s restaurants comprises the Company’s Wendy’s of Michigan Business Segment. The Company also operates five casual dining O’Charley’s restaurants throughout the State of Michigan. The operation of the O’Charley’s restaurants comprises the Company’s O’Charley’s of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on reportable segments for the three months ended February 26, 2006 and February 27, 2005:

	2006	2005
Revenues:
Wendy's of Michigan	$ 11,331,743	$ 12,136,546
O'Charley's of Michigan	2,242,725	860,620

Consolidated revenues	$ 13,574,468	$ 12,997,166

Loss from operations:
Wendy's of Michigan	$ (630,154)	$ (475,362)
O'Charley's of Michigan	(470,880)	(393,498)

Consolidated loss from operations (1)	$(1,101,034)	$ (868,860)

Capital expenditures:
Wendy's of Michigan	$ 174,506	$ 27,898
O'Charley's of Michigan	765,074	1,458,083

Consolidated capital expenditures	$ 939,580	$ 1,485,981

Total assets:
Wendy's of Michigan	$ 29,742,953	$ 37,671,737
O'Charley's of Michigan	9,533,215	6,438,623

Total segment assets	39,276,168	44,110,360
Corporate Assets	5,717,764	8,615,168

Consolidated total assets	$ 44,993,932	$ 52,725,528

(1)	Corporate level general and administrative expenses have been allocated between the two segments based on an allocation method determined by the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Meritage is the nation’s only publicly traded Wendy’s franchisee, operating 48 quick-service Wendy’s restaurants in Western and Southern Michigan. Since 1999, Meritage has doubled the number of its Wendy’s restaurants through new development. These Wendy’s restaurants operate in a highly competitive industry in which its primary competitors (e.g., McDonald’s, Burger King, Subway, etc.) aggressively market their brands to create strong brand awareness and price and value perception. In recent years, these competitors have also been discounting the prices on some of their primary food products to increase customer traffic. Wendy’s attempts to compete by using many of the same strategies as its competitors, and also offers unique qualities such as the use of fresh ground beef and freshly cut salads.

        Meritage is also the first and only publicly traded O’Charley’s franchisee, operating five O’Charley’s casual dining restaurants in Michigan. With the exception of one county in Southeast Michigan, the Company holds the exclusive right to develop O’Charley’s restaurants in Michigan. Pursuant to its development agreement with O’Charley’s Inc., the Company is required to open ten additional restaurants by 2010. O’Charley’s is best known for the freshness and homemade quality of its food, and a diverse menu featuring items such as hand-cut and aged steaks, freshly baked yeast rolls, fresh cut salads with special recipe salad dressings and signature desserts.

        Since September 2004, the Company completed seventeen sale and leaseback transactions of its Wendy’s restaurants, with approximately 55% of the cash being used to pay down debt. The remaining cash primarily was used to expand its O’Charley’s business segment. Due to recent losses, the Company also utilized a portion of the proceeds to support its ongoing operations. The Company may enter into additional sale and leaseback transactions as it expands its existing segments, if it identifies other franchising opportunities or if additional funds are required for operational support.

        Prior to preferred stock dividends of $213,000, the Company incurred a net loss of $1,273,000 during the first quarter of fiscal 2006. Results were unfavorably impacted by (i) weak performances by both the Wendy’s and O’Charley’s brands, (ii) a sluggish Michigan economy which ranks among the worst in the United States, (iii) intense price discounting by competitors, (iv) high fuel and energy costs that have diminished the disposable income of its customer base, and (v) early operating investments in the O’Charley’s concept. Where it maintains control, the Company has been successful in minimizing costs and maintaining quality store operations. In addition, Michigan recently passed legislation increasing the state’s minimum wage by 44% over the next two years. While labor costs are likely to increase, the Company is not able to fully assess the overall impact as additional factors, which are not yet determinable, will need to be considered.

        In response to these challenges, the Company has reduced its overhead costs through labor reductions and investments in technology. Between November 2005 and March 2006, the Company eliminated and realigned management and administrative positions throughout its organization. These efforts are expected to result in annual savings of approximately $600,000 on a consolidated basis.

        In addition, Wendy’s announced new menu items in the first quarter of 2006 that are expected to strengthen customer traffic and sales. These new items include the Frescata Sandwich and three additions to the Garden Sensations salad line in 2006, and the introduction of breakfast in 2007.

Results of Operations

Wendy’s of Michigan Business Segment

        The Company’s 48 Wendy’s restaurants constitute its Wendy’s of Michigan Business Segment. Corporate level general and administrative expenses have been allocated to the Wendy’s of Michigan Business Segment based on an allocation method determined by the Company. The allocation is consistent with the prior year amount. Results of operations are summarized below:

	Statements of Operations
	Three months ended
	$ (000's)		% of Revenue
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Food and beverage revenue	$11,332	$12,137	100.0%	100.0%
Costs and expenses
Cost of food and beverages	3,114	3,446	27.5	28.4
Labor and related expenses	3,999	4,261	35.3	35.1
Other operating expenses	3,486	3,403	30.8	28.0
General and administrative	822	879	7.3	7.2
Depreciation and amortization	541	623	4.8	5.1

Total costs and expenses	11,962	12,612	105.6	103.9

Loss from operations	(630)	(475)	(5.6)	(3.9)

Other income (expense)
Interest expense	(394)	(547)	(3.5)	(4.5)
Debt extinguishment charges	--	(418)	0.0	(3.4)
Interest income	27	33	0.2	0.3
Other income (expense)	260	2	2.3	0.0

Total other expense	(107)	(930)	(0.9)	(7.7)

Net loss before income taxes	$(737)	$(1,405)	(6.5%)	(11.6%)

Revenue

        Average “same store sales” (i.e., food and beverage revenue for stores in full operation during the first quarters of both 2005 and 2006) decreased by $21,413 or 8.5%. In the first quarter of 2006, the Company continued to encounter several challenges consistent with those experienced in 2005. Some of the negative factors impacting sales results include (i) increased competition and aggressive price discounting by Meritage’s primary competitors, (ii) a weak Michigan economy that has diminished the disposable income of our customer base, and (iii) ineffective national advertising and the lack of new product development. In an effort to improve customer traffic and sales, Wendy’s International announced new menu items in the first quarter of 2006, including the Frescata Sandwich and three additions to its Garden Sensations salad line. In addition, Wendy’s International announced that they will introduce breakfast in 2007. The

Company is optimistic that customer traffic and sales will strengthen in response to the roll-out and promotion of these new products. However, management cautions that the negative sales trend could continue into the second quarter as it remains difficult to accurately predict the variables affecting sales.

Cost of Food and Beverages

        The cost of food and beverages decreased a full percentage point as a percent of sales. One factor in the decrease was an approximate 3% drop in average beef prices during the first quarter of 2006 as compared to 2005. Beef purchases represented approximately 23% of total food purchases in the first quarters of 2006 and 2005. Meritage also experienced a drop in bacon purchases stemming from recipe changes and a shift in product mix. These improvements were partially offset by the reintroduction of the “99 Cent Super Value Menu” which includes lower margin menu items. Meritage has little control over certain areas of its food costs as the majority of its products are purchased under contracts negotiated by Wendy’s International. Where it maintains control, however, the Company has kept food costs in line with guidelines established by Wendy’s International.

Labor and Related Expenses

        The Company attempts to adjust staffing at its restaurants to correlate with changes in sales volumes, while at the same time maintaining a high level of service. Labor and related expenses decreased in the first quarter of 2006 as the Company was able to reduce its hourly labor in conjunction with the sales decreases. However, certain staffing costs are fixed in nature and cannot be reduced, regardless of sales volumes. Accordingly, as a percent of sales, labor costs increased by a nominal amount.

Other Operating Expenses

        Operating expenses increased primarily due to increased rent expense from sale and leaseback transactions (up by $163,000) and an increase in utility costs (up by $92,000). These increases were partially offset by decreases to franchise fees, advertising, supplies and other costs that are tied to sales fluctuations.

General and Administrative

        The decrease in general and administrative expense is primarily attributable to a reduction in professional service fees during the first quarter of fiscal 2006.

Depreciation and Amortization

        The decrease in depreciation and amortization expense was mainly due to sale and leaseback transactions as depreciation was replaced by rent.

Interest Expense

        The decrease in interest expense was attributable to the debt reduction from sale and leaseback proceeds.

Debt Extinguishment Charges

        In the first quarter of 2005, the Company retired $5,857,000 of long-term indebtedness in connection with the sale and leaseback transactions. The Company incurred $418,000 in prepayment penalties and the related write-off of the remaining unamortized financing costs associated with these loans. While there was one sale and leaseback transaction in the first quarter of 2006, there was no retirement of debt as the debt associated with that store was extinguished in fiscal 2005.

Other Income

        In the first quarter of 2006, the Company assisted the landlord of a Wendy’s site to locate a buyer for the real property and improvements comprising that site. In exchange for its services, the Company received a nonrefundable finder’s fee of $218,000. The Company also recognized a $43,000 gain upon the sale of investment securities.

O’Charley’s of Michigan Business Segment

        The Company’s five O’Charley’s restaurants constitute its O’Charley’s of Michigan Business Segment. Corporate level general and administrative expenses have been allocated to the O’Charley’s of Michigan Business Segment based on an allocation method determined by the Company. The allocation is consistent with the prior year amount. Results of operations are summarized below:

	Statements of Operations
	Three months ended
	$ (000's)		% of Revenue
	February 26, 2006	February 27, 2005	February 26, 2006	February 27, 2005
Food and beverage revenue	$2,243	$861	100.0%	100.0%
Costs and expenses
Cost of food and beverages	704	263	31.4	30.5
Labor and related expenses	866	350	38.6	40.7
Pre-opening costs	165	167	7.4	19.4
Other operating expenses	663	259	29.6	30.1
General and administrative	183	173	8.2	20.1
Depreciation and amortization	133	42	5.9	4.9

Total costs and expenses	2,714	1,254	121.0	145.6

Loss from operations	(471)	(393)	(21.0)	(45.6)

Other income (expense)
Interest expense	(56)	(5)	(2.5)	(0.6)

Total other expense	(56)	(5)	(2.5)	(0.6)

Net loss before income taxes	$(527)	$(398)	(23.5%)	(46.2%)

Revenue

        The above results reflect five stores that were in operation as of February 26, 2006, and two stores as of February 27, 2005. Weekly sales per store in fiscal 2006 were significantly below original projections. As a comparison, sales on Meritage’s O’Charley’s restaurants in operation during the full quarter were 32% lower than the franchisor’s weekly sales per restaurant during its 2005 fiscal year. Some of the factors impacting these sales results include (i) the lack of brand awareness in our market due primarily to the franchisor’s failure to communicate the scope of media and marketing required to successfully launch a new market, (ii) increased competition, and (iii) a weak Michigan economy that has diminished the disposable income of our customer base. To improve sales, the Company is planning to implement additional local marketing strategies.

Cost of Food and Beverages

        As a percent of sales, the cost of food and beverages increased approximately 0.9 percentage points as compared to last year. With the exception of fresh produce and dairy products, the Company buys nearly all of its food products from a commissary operated by O’Charley’s Inc. The Company purchases much of its product on a “cost plus” basis. Accordingly, Meritage relies upon its franchisor to forward buy some of the commodities for which there are predictable, seasonal price fluctuations.

Pre-opening Costs

        Start-up and pre-opening costs are estimated at $200,000 per store and include, but are not limited to, (i) payroll and payroll related expenses of training store management, (ii) travel and related costs of new store opening teams, (iii) food giveaways during pre-opening activities and (iv) recruiting. The pre-opening costs between the first quarters of 2005 and 2006 were comparable as one store was opened in each respective quarter.

Labor and Related Expenses

        As a percent of sales, labor and related expenses decreased due to (i) the efficient management of hourly labor as our stores mature, and (ii) a decrease in accrued store bonuses.

Other Operating Expenses

        Other operating expense increased by $404,000 due to the addition of new stores but decreased as a percent of sales from 30.1% to 29.6%. The decrease as a percent of sales is attributable to many factors primarily relating to efficiencies realized with additional stores.

General and Administrative

        In advance of opening its first O’Charley’s store, the Company hired a management staff to support the required store growth. This led to a high general and administrative expense in comparison to sales. Because the infrastructure was already in place to support growth, additional general and administrative expenses have been minimal as more stores have been added. However, because sales have been lower than projected, the Company has taken steps to reduce general and administrative costs (see Liquidity and Capital Resources below).

Depreciation and Amortization

        The increase in depreciation and amortization expense was mainly due to the increased number of stores in operation.

Interest Expense

        The Company’s long-term indebtedness increased as more stores were opened, thus resulting in an increase in interest expense. Additionally, this indebtedness is at variable interest rates which have been steadily rising during this period.

Consolidated Operations

Income Tax Expense

        In accordance with SFAS No. 109, Accounting for Income Taxes, the Company regularly assesses the realizability of its deferred tax assets. Based on this assessment and the recent cumulative pre-tax losses, the Company has fully reserved its deferred tax asset.

Liquidity and Capital Resources

Cash Flows

        Cash and cash equivalents (“cash”) decreased $620,000, to $1,184,000, during the three months ended February 26, 2006.

        Net cash used in operating activities was $993,000, compared to $1,683,000 during the same period in 2005, an improvement of $690,000. The improvement was due to (i) a $422,000 reduction of the net loss, after adjustments to reconcile net earnings to net cash provided by operating activities but exclusive of changes in current assets and liabilities, and (ii) a $788,000 decrease in current assets in the first quarter 2006 compared to a $98,000 increase during the first quarter of 2005. The cash increase from these two items was offset by a 2006 first quarter net decrease in the current liabilities of $994,000 as compared to a net decrease of $375,000 in the first quarter of 2005.

        Net cash used in investing activities decreased $634,000, primarily due to the $546,000 reduction in purchases of property and equipment.

        Compared to the first quarter of 2005, net cash provided by financing activities decreased $3,399,000. This decrease was due to (i) an $8,672,000 reduction in proceeds from sale and leaseback transactions, and (ii) a decrease of $962,000 in proceeds from long-term obligations. At the same time, the principal payment of debt was $6,187,000 less when compared to the same period last year (primarily the result of sale and leaseback transactions).

Financial Condition

        Prior to preferred stock dividends of $213,000, the Company incurred a net loss of $1,273,000 during the first quarter of fiscal 2006. Results continue to be unfavorably impacted by (i) weak performances by both the Wendy’s and O’Charley’s brands, (ii) a sluggish Michigan economy which ranks among the worst in the United States, (iii) intense price discounting by competitors, (iv) high fuel and energy costs that have diminished the disposable income of the Company’s customer base, and (v) early operating investments in the O’Charley’s concept. Where it maintains control, the Company has been successful in minimizing costs and maintaining quality store operations.

        Since September 2004, the Company completed seventeen sale and leaseback transactions (three in fiscal 2004, thirteen in fiscal 2005 and one in fiscal 2006). The Company collected $26,435,000 in net proceeds, used $14,667,000 to pay down long-term indebtedness and deposited $10,978,000 into the Company’s treasury. The sales resulted in deferred gains of $11,085,000 which are being amortized over the 20-year lease terms and recorded as a reduction of base rent expense. The related early pay down of long-term indebtedness resulted in finance charges of $1,055,000.

        Subject to market conditions, the Company may enter into as many as seventeen additional sale and leaseback transactions containing similar terms, and with related charges and deferred gains. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining net proceeds being deposited into the Company’s treasury and available for general corporate purposes, including new restaurant development.

        Prior to 2005, the Company relied upon its Wendy’s operations to support its corporate level overhead and meet its cash requirements and other commitments. However, due to losses in fiscal 2005 and the first quarter of 2006, the Company’s operational cash flow has not been sufficient to cover its operating expenses. As a result, the Company has utilized a portion of the proceeds from the sale and leaseback transactions to support its ongoing operations.

        The Company has several possible financing sources available in the event that operations do not improve. These include (i) potential proceeds from sale and leaseback transactions, (ii) $927,000 in notes receivable coming due in fiscal 2006, and (iii) a $5,000,000 forward financing commitment. Other options include deferring new store openings and capital expenditures, and financing or leasing new restaurants or equipment packages.

        New menu offerings and advertising campaigns undertaken by Wendy’s International should strengthen fiscal 2006 sales. Meritage is hopeful that O’Charley’s Inc. will also undertake measures to enhance its brand reputation and increase sales. In the meantime, the Company has reduced its overhead costs through labor reductions and investments in technology. Between November 2005 and March 2006, the Company eliminated and realigned management and administrative positions throughout its organization. Additionally, the Company’s Board of Directors consolidated the Chief Operating Officer position into its existing officer base. These efforts are expected to result in annual savings of approximately $600,000 on a consolidated basis.

        The Company anticipates that it will have sufficient cash to meet its obligations for at least the next twelve months. However, there can be no assurances that the Company will have sufficient capital to meet its short-term and long-term cash requirements if operational results do not improve or the possible cash sources detailed above do not yield the expected results.

        At February 26, 2006, the Company’s working capital ratio (current assets to current liabilities) was 0.41:1, versus 0.60:1 at November 27, 2005. Working capital is typically negative as trade receivables and inventories are insignificant due to the transactional nature of the business and the perishable nature of the inventory. However, the Company’s cash reserves are lower than historical averages and the Company has taken the steps outlined above to reduce costs where it is able.

        Some of Meritage’s loans and franchise agreements contain covenants requiring the maintenance of certain financial ratios. The Company regularly reviews and analyzes its covenants to ensure compliance. At February 26, 2006, the Company was in compliance with all covenants. However, due to operational issues outlined above, the margin of compliance related to certain financial ratios has become increasingly narrow in recent months. If these operational trends continue, the Company could fall out of compliance with such ratios. Through its sale and leaseback transactions, the Company has continued to reduce its long-term obligations which also minimizes debt compliance concerns.

        The Company currently has plans to open one additional Wendy’s restaurant and one additional O’Charley’s restaurant in fiscal 2006. Under its development agreement with O’Charley’s Inc., the Company is required to open a minimum of ten additional restaurants by July 2010; one in 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O’Charley’s restaurants will be approximately $28 to $32 million, or approximately $2.8 to $3.2 million per restaurant, with land and site development being the significant variables. Once constructed, these sites may provide the opportunity to enter into additional sale and leaseback transactions. The Company already owns the land for the additional O’Charley’s restaurant planned for 2006.

        Meritage’s expansion into the casual dining restaurant segment as a franchisee of O’Charley’s Inc. subjects Meritage to various business and financial risks including, without limitation, (i) unanticipated expenses or difficulties in securing acceptance of the O’Charley’s brand (there currently is no national advertising program in Michigan), (ii) the ability to successfully implement the O’Charley’s development plan in Michigan, (iii) Meritage’s limited experience in the casual dining segment, and (iv) O’Charley’s Inc.‘s limited experience as a franchisor. Failure or delay in completing the 15-store restaurant development agreement could have an adverse effect on the Company’s financial condition.

        The Company has a forward financing commitment totaling $5,000,000 that it may, but is not required to, utilize to finance the land and building for future O’Charley’s restaurants. The commitment requires a minimum 15% equity investment by the Company of appraised site and construction value. The commitment is for 10-year real estate mortgages (20-year amortization) at interest rates defined in the loan commitment and allows the Company to select either a fixed or variable interest rate. The commitments do not contractually obligate the Company to borrow on any of the commitments as such loans are made on a restaurant-by-restaurant basis.

        The Company maintains a $2,600,000 credit facility comprised of two lines of credit, one for general working capital purposes in the amount of $600,000 secured by inventory and equipment of seven Wendy’s restaurants and certain other receivables, and one for restaurant development purposes in the amount of $2,000,000 secured by real estate purchased with this facility. Commitments under the working capital and restaurant development lines expire in April 2006 and April 2007, respectively, and require monthly payments of interest only at a rate equal to the prime rate plus 0.25%. There were no outstanding balances under the credit facility at February 26, 2006. In December 2005, the Company borrowed $769,000 against the $2,000,000 line to purchase a land parcel for the development of an O’Charley’s restaurant. That amount is still outstanding.

        In March 2006, Michigan passed legislation increasing the state’s minimum wage from $5.15 per hour to $6.95 per hour in October 2006, $7.15 per hour in July 2007 and $7.40 per hour in July 2008. While labor costs are likely to increase, the Company is not able to fully assess the overall impact as several additional factors, which are not yet determinable, will need to be considered (e.g., the impact on employees earning higher wages that are likely to increase as result of the minimum wage increase, potential labor force reductions, competitor responses, potential menu pricing increases, etc.).

Critical Accounting Policies

        The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. The significant accounting policies are discussed in Note A of the Company’s consolidated financial statements and footnotes thereto and management’s discussion and analysis of financial condition and results of operations included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 27, 2005. Certain of these accounting policies are subject to judgments and uncertainties, which affect the application of these policies. The Company bases its estimates on historical experience and other assumptions believed to be reasonable under the circumstances. The Company evaluates its estimates on an on-going basis. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Management believes that any subsequent revisions to estimates used would not have a material effect on the financial condition or results of operations of the Company.

        The Company adopted the provisions of SFAS 123(R) at the beginning of the first quarter ended February 26, 2006. Under SFAS 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. On October 25, 2005, the Company’s Compensation Committee accelerated the vesting of all outstanding and unvested employee stock options. Had these vesting periods not been accelerated, in accordance with SFAS 123(R), the Company would have recognized approximately $1,135,000 in cumulative expense spread over the subsequent four years beginning in fiscal 2006. The Company recorded an expense of $8,797 related to options issued in the first quarter of 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Because all of Meritage’s operations are in the United States, currency exposure is eliminated. All of Meritage’s debt is in U.S. dollars and approximately 64% of its debt is at fixed interest rates which limits exposure to interest rate fluctuation. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk. In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are purchased under agreements negotiated by the Company’s franchisors that are outside of Meritage’s control. It is the Company’s understanding that its franchisors utilize various purchasing and pricing techniques in an effort to minimize volatility.

Item 4.    Controls and Procedures.

        As of February 26, 2006, an evaluation was completed under the supervision and with the participation of the Company’s management as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of February 26, 2006. There have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

    (c)        The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending February 26, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
11/28/05 - 12/25/05	3,300	$467	3,300	143,326
Month #2
12/26/05 - 1/22/06	6,100	$472	6,100	137,226
Month #3
1/23/06 - 2/26/06	3,744	$471	3,744	133,482

Total	13,144	$470	13,144

(1)	In August 1999, the Board of Directors authorized the Company to repurchase from time to time, subject to capital availability, up to 200,000 shares of Meritage’s common stock through open market transactions or otherwise. This program was announced in November 1999. In February 2002, the Board authorized the repurchase of up to an additional 200,000 common shares under this program. The additional authorization of share purchases was announced in February 2002. There is no expiration date relating to this program, but the Board is permitted to rescind the program at any time.

Item 5.    Other Information.

        The Company opened its fifth O’Charley’s restaurant during the first fiscal quarter. The new restaurant is located in Belleville, Michigan. The opening brings to 53 the total number of Meritage’s restaurants in operation.

        During the first fiscal quarter of 2006, the Company declared and paid a $0.06 per common share dividend to all shareholders of record as of January 27, 2006. This dividend marks a 20% increase over the cash dividend paid in January 2005.

Item 6.    Exhibits.

    (a)        Exhibit List.

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

Dated: March 29, 2006	MERITAGE HOSPITALITY GROUP INC. By /s/ Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer By /s/ Gary A. Rose Gary A. Rose Chief Financial Officer

EXHIBIT INDEX

Exhibit No. 31.1 31.2 32.1 32.2

                                Description of Document

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Section 1350 Certification of Chief Executive Officer.

Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.