Form 10-Q
period 2006-05-28
MERITAGE HOSPITALITY GROUP INC
filed 2006-06-30
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 28, 2006.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
3210 Eagle Run Dr., N.E., Suite 100 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of June 29, 2006 there were 5,437,186 outstanding Common Shares, $.01 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 27, 2005. The results of operations for the three and six months ended May, 28, 2006 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
May 28, 2006 and November 27, 2005

ASSETS

	May 28, 2006 (Unaudited)	November 27, 2005
Current Assets
Cash and cash equivalents	$1,022,947	$1,804,463
Receivables	346,116	842,178
Inventories	366,874	339,499
Prepaid expenses and other current assets	141,045	404,540

Total current assets	1,876,982	3,390,680

Property and Equipment, net	34,330,597	36,058,117

Other Assets
Notes receivable	927,281	927,281
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $275,176 and
$250,753, respectively	1,224,824	1,236,747
Financing costs, net of amortization of $146,635 and
$139,211, respectively	349,930	380,185
Deposits and other assets	267,306	297,063

Total other assets	7,199,190	7,271,125

Total assets	$43,406,769	$46,719,922

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
May 28, 2006 and November 27, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	May 28, 2006 (Unaudited)	November 27, 2005
Current Liabilities
Current portion of long-term obligations	$835,560	$878,088
Line of credit - short term	768,750	--
Trade accounts payable	1,568,215	2,538,447
Accrued liabilities	2,348,546	2,271,610

Total current liabilities	5,521,071	5,688,145

Unearned Vendor Allowances	1,777,900	1,992,978

Deferred Gain - Sale-Leaseback Transactions	10,823,850	9,921,455

Accrued Rent	257,414	133,807

Long-Term Obligations	20,882,097	22,155,227

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	5,000
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,441,881
and 5,459,763, respectively	54,419	54,598
Additional paid in capital	16,715,766	17,430,246
Accumulated deficit	(12,631,043)	(10,661,829)

Total stockholders' equity	4,144,437	6,828,310

Total liabilities and stockholders' equity	$43,406,769	$46,719,922

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended May 28, 2006 and May 29, 2005
(Unaudited)

	May 28, 2006	May 29, 2005
Food and beverage revenue	$28,739,747	$27,028,508

Costs and expenses
Cost of food and beverages	8,131,657	7,657,680
Operating expenses	18,674,399	17,274,570
General and administrative expenses	1,870,173	2,007,226
Depreciation and amortization	1,365,844	1,316,115

Total costs and expenses	30,042,073	28,255,591

Loss from operations	(1,302,326)	(1,227,083)

Other income (expense)
Interest expense	(881,937)	(1,072,261)
Debt extinguishment charges	(36,959)	(507,716)
Interest income	39,286	72,712
Other income, net	255,073	2,500

Total other expense	(624,537)	(1,504,765)

Loss before income taxes	(1,926,863)	(2,731,848)

Income tax expense	(42,351)	(81,321)

Net loss	(1,969,214)	(2,813,169)

Preferred stock dividends	319,926	319,926

Net loss on common shares	$(2,289,140)	$(3,133,095)

Net loss per common share - basic and diluted	$(0.42)	$(0.59)

Dividends per common share - basic and diluted	$(0.06)	$(0.05)

Weighted average shares outstanding - basic and diluted	5,421,633	5,293,788

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended May 28, 2006 and May 29, 2005
(Unaudited)

	May 28, 2006	May 29, 2005
Food and beverage revenue	$15,165,279	$14,031,342

Costs and expenses
Cost of food and beverages	4,314,667	3,948,101
Operating expenses	9,495,364	8,836,104
General and administrative expenses	865,387	954,862
Depreciation and amortization	691,153	650,501

Total costs and expenses	15,366,571	14,389,568

Loss from operations	(201,292)	(358,226)

Other income (expense)
Interest expense	(432,231)	(520,023)
Debt extinguishment charges	(36,959)	(89,243)
Interest income	12,371	39,275
Other (expense) income, net	(4,939)	--

Total other expense	(461,758)	(569,991)

Loss before income taxes	(663,050)	(928,217)

Income tax expense	(32,709)	(81,321)

Net loss	(695,759)	(1,009,538)

Preferred stock dividends	106,642	106,642

Net loss on common shares	$(802,401)	$(1,116,180)

Net loss per common share - basic and diluted	$(0.15)	$(0.21)

Dividends per common share - basic and diluted	$--	$--

Weighted average shares outstanding - basic and diluted	5,443,065	5,343,009

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended November 27, 2005 and the
Six months Ended May 28, 2006 (Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at November 29, 2004	$295	$5,000	$52,520	$17,928,994	$(5,804,274)	$12,182,535

Issuance of 314,176 shares of
common stock	--	--	3,141	649,635	--	652,776

Purchase of 106,345 shares of
common stock	--	--	(1,063)	(478,239)	--	(479,302)

Preferred stock dividends declared	--	--	--	(426,568)	--	(426,568)

Common stock dividends declared	--	--	--	(262,123)	--	(262,123)

Non-employee stock compensation	--	--	--	18,547	--	18,547

Net loss	--	--	--	--	(4,857,555)	(4,857,555)

Balance at November 27, 2005	295	5,000	$54,598	17,430,246	$(10,661,829)	$6,828,310

Purchase of 23,044 shares of
common stock	--	--	(230)	(110,586)	--	(110,816)

Preferred stock dividends declared	--	--	--	(319,926)	--	(319,926)

Common stock dividends declared	--	--	--	(326,990)	--	(326,990)

Stock option compensation	--	--	--	19,073	--	19,073

Compensation paid with stock	--	--	51	23,949	--	24,000

Net loss	--	--	--	--	(1,969,214)	(1,969,214)

Balance at May 28, 2006	$295	$5,000	$54,419	$16,715,766	$(12,631,043)	$4,144,437

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended May 28, 2006 and May 29, 2005
(Unaudited)

	May 28, 2006	May 29, 2005
Cash Flows from Operating Activities
Net loss	$(1,969,214)	$(2,813,169)
Adjustments to reconcile net earnings to net cash
used in operating activities
Depreciation and amortization	1,365,844	1,314,332
Amortization of financing costs	20,616	24,222
Write-off of financing costs	12,836	92,158
Amortization of deferred gain from sale leaseback
transactions	(278,867)	(132,866)
Compensation paid by issuance of common stock	24,000	39,145
Stock option expense	19,073	--
Increase in accrued rent	123,607	67,560
Decrease in unearned vendor allowances	(215,078)	(242,609)
Decrease (increase) in current assets	732,182	(164,752)
Decrease in current liabilities	(893,296)	(242,316)

Net cash used in operating activities	(1,058,297)	(2,058,295)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,104,943)	(3,617,396)
Payments received on note receivable	--	6,995
Payments for franchise agreements	(12,500)	(62,500)
Decrease (increase) in deposits and other assets	26,681	(82,320)

Net cash used in investing activities	(1,090,762)	(3,755,221)

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Six Months Ended May 28, 2006 and May 29, 2005
(Unaudited)

	May 28, 2006	May 29, 2005
Cash Flows from Financing Activities
Proceeds from borrowings under line of credit	768,750	--
Principal payments on line of credit	--	(262,850)
Proceeds from long-term obligations	--	1,730,983
Principal payments on long-term obligations	(1,301,674)	(8,431,617)
Payments on obligations under capital lease	(13,984)	(14,029)
Payment of financing costs	(3,197)	(38,967)
Decrease in restricted cash - debt escrow	--	53,378
Proceeds from sale leaseback transactions	2,675,380	13,712,712
Proceeds from sale of common stock	--	391,492
Purchase of common stock	(110,816)	(139,712)
Common stock dividends	(326,990)	(262,123)
Preferred stock dividends	(319,926)	(319,926)

Net cash provided by financing activities	1,367,543	6,419,341

Net (decrease) increase in cash	(781,516)	605,825

Cash and Cash Equivalents - Beginning of Period	1,804,463	3,478,215

Cash and Cash Equivalents - End of Period	$1,022,947	$4,084,040

Supplemental Cash Flow Information

Cash paid for interest	$819,309	$1,071,064
Cash paid for income taxes	$58,726	$76,000

Schedule of Non-Cash Investing and
Financing Transactions
Equipment purchased under capital lease	$--	$277,092

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 28, 2006 and May 29, 2005

Note A – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three and six months ended May 28, 2006 and May 29, 2005, convertible preferred stock, exercisable stock options, and exercisable stock warrants were not included in the computation of diluted earnings per share because the effect of conversion to common stock would be antidilutive due to the net loss reported.

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

In fiscal 2005, the Company accounted for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation costs were recognized in the financial statements. Had compensation cost for the plans been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share for the three and six months ended May 29, 2005, would have been as follows:

	Three months ended May 29, 2005	Six months ended May 29, 2005
Net loss as reported	$(1,009,538)	$(2,813,169)
Less: Fair value of stock based employee
compensation expense, net of tax benefits
of $17,863 and $33,653, respectively	175,232	301,109

Pro forma net loss on common shares	$(1,184,770)	$(3,114,278)

Net loss per common share - basic and diluted
As reported	$(0.21)	$(0.59)
Pro forma	$(0.24)	$(0.65)

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended May 28, 2006 and May 29, 2005

Note B – Stock Based Compensation (continuted)

Stock based employee compensation expense is calculated using the fair value method in accordance with SFAS No. 123 and the fair value of each grant is estimated on the date of grant using the Black Scholes option pricing model. The Company granted 68,000 options to officers of the Company on December 12, 2005, and 25,000 options to its Board of Directors on May 16, 2006. The exercise price for these options was equal to the closing price of the common shares on the American Stock Exchange on the date of the grants. The options were valued using the following assumptions for the officer options and director options, respectively: (i) dividend yield of 0.0% and 0.0%, (ii) expected volatility of 33.06% and 29.05%; (iii) risk free interest rate of 4.56% and 5.19%, and (iv) expected life of 5.8 years and 5.25 years. The expense recorded for these options during the six months ended May 28, 2006 was $19,073.

On October 25, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of the then outstanding and unvested employee stock options. These options were granted prior to the announcement of revisions to SFAS 123, with the intent that the accounting standards then in place would not undergo material changes. However, the substantial accounting changes required by FAS 123(R) prompted the Company to accelerate the vesting to avoid the negative effect of recognizing compensation expense. Had these vesting periods not been accelerated, in accordance with SFAS 123(R), the Company would have recognized approximately $1,135,000 in cumulative expense spread over the subsequent four years beginning in fiscal 2006.

Note C – Guarantees, Commitments and Contingencies

In July 2004, the Company made a payment of $272,035 to the Michigan Department of Treasury (“Treasury”) related to a tax claim for years 1997 through 2001. This payment, which included interest and penalties, resulted in a charge to earnings of $168,000, representing the difference between what the Company accrued as an estimated settlement of this tax claim, and the actual amount of the final assessment from Treasury. Shortly after making this payment, the Company filed a lawsuit against Treasury to recover the entire amount of the payment. The Company’s position is that the tax payment, which is related to fees that were paid to its franchisor Wendy’s International, should be refunded because the fees at issue were incorrectly characterized as a “royalty” by Treasury, and therefore no tax is due from the Company related to these fees. The lawsuit is currently being held in abeyance pending the final outcome of a similar case which was recently decided by the Michigan Court of Appeals.

On May 19, 2006, Meritage filed a complaint against O’Charley’s Inc. (the franchisor of its O’Charley’s of Michigan business segment) in the U.S. District Court for the Western District of Michigan (Case No. 1:06-CV-0349) seeking relief including damages and rescission of its development agreement and franchise agreements with O’Charley’s Inc.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 28, 2006 and May 29, 2005

Note C – Guarantees, Commitments and Contingencies (continued)

Under its development agreement with O’Charley’s Inc., the Company is required to open a minimum of ten additional restaurants by July 2010; one by October 31, 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O’Charley’s restaurants will be approximately $28 to $32 million, or approximately $2.8 to $3.2 million per restaurant, with land and site development being the significant variables. If the Company does not open the minimum number of franchised restaurants in accordance with the O’Charley’s Development agreement, O’Charley’s Inc. could declare a default, which, if not cured may allow O’Charley’s Inc. to modify or terminate the agreement. In the event the agreement is terminated, there are no quantifiable future monetary obligations to O’Charley’s Inc. other than to reimburse their expenditures related to identified prospective sites that were not developed. See description in the previous paragraph of the complaint that the Company recently filed against O’Charley’s Inc.

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

The Company is involved in certain routine legal proceedings which are incidental to its business. Except as noted above, all of these proceedings arose in the ordinary course of the Company’s business and, in the opinion of the Company, any potential liability of the Company with respect to these legal actions will not, in the aggregate, be material to the Company’s consolidated financial statements. The Company maintains various types of insurance standard to the industry which would cover most actions brought against the Company.

Note D – Notes Receivable

In June 2005, the Company sold excess non-operating property for cash proceeds of $94,000 and a $300,000 note receivable. The note, which was originally due June 15, 2006, has been extended until June 15, 2007, at which time both the principal and interest are required to be paid in full. The note is collateralized by the real estate that was sold.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Six Months Ended May 28, 2006 and May 29, 2005

Note E – Segment Reporting

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company’s methods of internal reporting and management structure. The Company operates 48 Wendy’s restaurants in Western and Southern Michigan in the quick service restaurant industry. The operation of the Wendy’s restaurants comprises the Company’s Wendy’s of Michigan Business Segment. The Company also operates five casual dining O’Charley’s restaurants throughout the State of Michigan. The operation of the O’Charley’s restaurants comprises the Company’s O’Charley’s of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on reportable segments for the three and six months ended May 28, 2006 and May 29, 2005 (in thousands):

	Three months ended		Six months ended
	May 28, 2006	May 29, 2005	May 28, 2006	May 29, 2005
Revenues:
Wendy's of Michigan	$12,612	$12,598	$23,944	$24,735
O'Charley's of Michigan	2,553	1,433	4,796	2,294

Consolidated revenues	$15,165	$14,031	$28,740	$27,029

Earnings (loss) from operations:
Wendy's of Michigan	$96	$54	$(535)	$(421)
O'Charley's of Michigan	(297)	(412)	(768)	(806)

Consolidated loss
from operations (1)	$(201)	$(358)	$(1,303)	$(1,227)

Capital expenditures:
Wendy's of Michigan	$163	$1,428	$338	$1,456
O'Charley's of Michigan	2	703	767	2,161

Consolidated capital expenditures	$165	$2,131	$1,105	$3,617

Total assets:
Wendy's of Michigan	$28,734	$36,285	$28,734	$36,285
O'Charley's of Michigan	9,376	6,863	9,376	6,863

Total segment assets	$38,110	$43,148	$38,110	$43,148
Corporate assets	5,297	8,051	5,297	8,051

Consolidated total assets	$43,407	$51,199	$43,407	$51,199

(1)	In 2005, all general and administrative expenses that were not charged directly to the O’Charley’s of Michigan segment were included in the Wendy’s of Michigan segment. In 2006, due to the growth of the O’Charley’s of Michigan segment, the Company began allocating corporate level general and administrative expenses between the two segments based on an allocation method determined by the Company. The change to the allocation method for corporate level general and administrative expenses did not materially impact the amounts charged to each segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Meritage is the nation’s only publicly traded Wendy’s franchisee, operating 48 quick-service Wendy’s restaurants in Western and Southern Michigan. Through new development, Meritage has doubled the number of its Wendy’s restaurants since 1999. The Wendy’s restaurants operate in a highly competitive industry in which its competitors (e.g., McDonald’s, Burger King, Subway, etc.) aggressively market their brands and the price of their products. Wendy’s competes by using many of the same strategies as its competitors, but also offers unique qualities such as the use of fresh ground beef and freshly cut salads.

        Meritage is also the only publicly traded O’Charley’s franchisee, operating five O’Charley’s casual dining restaurants in Michigan. With the exception of one county in Southeast Michigan, the Company holds the exclusive right to develop O’Charley’s restaurants in Michigan. Pursuant to its development agreement with O’Charley’s Inc., the Company is required to open ten additional restaurants by 2010. O’Charley’s is known for the freshness and homemade quality of its food, and a diverse menu featuring items such as hand-cut and aged steaks, freshly baked yeast rolls, fresh cut salads with special recipe salad dressings and signature desserts.

        Since September 2004, the Company completed nineteen sale and leaseback transactions of its Wendy’s restaurants, with approximately 55% of the cash being used to pay down debt. The remaining cash was primarily used to expand its O’Charley’s business segment. Due to recent losses, the Company also utilized a portion of the proceeds to support its ongoing operations. The Company may enter into additional sale and leaseback transactions and use proceeds for further expansion in new or existing concepts or for operational support.

        Prior to preferred stock dividends, the Company incurred net losses of $696,000 and $1,969,000 during the three and six months ended May 28, 2006, respectively. Results were unfavorably impacted by (i) weak performances by both the Wendy’s and O’Charley’s brands, (ii) a sluggish Michigan economy, (iii) intense price discounting by competitors, (iv) high fuel and energy costs that have diminished the disposable income of its customer base, and (v) early operating investments in the O’Charley’s concept. In addition to these challenges, Michigan recently increased the state’s minimum wage by 44% over the next two years. The minimum wage increase is expected to significantly increase labor costs which will adversely impact the Company’s operating results. The Company is investigating initiatives to mitigate this impact.

        Where it maintains control, the Company has been successful in minimizing costs and maintaining quality store operations. The Company believes that the installation of a new unit-level technology system, and the elimination and realignment of management and administrative positions throughout the organization, may result in annual savings of approximately $600,000 on a consolidated basis. The Company began realizing these savings in the second quarter of 2006.

        In addition to cost reductions, the Company and its franchisor, Wendy’s International, are taking steps to strengthen customer traffic and sales. The new Frescata Sandwich and three additions to the Garden Sensations salad lines were introduced to the Wendy’s menu in 2006. Wendy’s International also announced the roll-out of breakfast in 2007. In conjunction with the new menu items, Meritage also undertook initiatives relating to its local store marketing and advertising programs. These initiatives are initially proving to be successful as the Wendy’s segment is beginning to see nominal year-over-year same store sales increases at the end of the second quarter. These increases in same store sales represents the first quarterly year-over-year sales increase since the third quarter of 2004.

Results of Operations

Wendy’s of Michigan Business Segment

        The Company’s 48 Wendy’s restaurants constitute its Wendy’s of Michigan Business Segment. In 2005, all general and administrative expenses that were not charged directly to the O’Charley’s of Michigan segment were included in the Wendy’s of Michigan segment. In 2006, due to the growth of the O’Charley’s of Michigan segment, the Company began allocating corporate level general and administrative expenses between the two segments. The Company’s allocation is based on the estimated resources utilized by each segment with all unallocated expenses being charged directly to the Wendy’s segment. The change to the allocation method for corporate level general and administrative expenses did not materially impact the amounts charged to each segment. Results of operations are summarized below:

	Statements of Operations
	Three months ended				Six months ended
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	5/28/06	5/29/05	5/28/06	5/29/05	5/28/06	5/29/05	5/28/06	5/29/05
Food and beverage revenue	$12,612	$12,598	100.0%	100.0%	$23,944	$24,735	100.0%	100.0%

Costs and expenses
Cost of food and beverages	3,503	3,501	27.8	27.8	6,618	6,947	27.6	28.1
Labor and related expenses	4,176	4,249	33.1	33.7	8,175	8,510	34.1	34.4
Other operating expenses	3,602	3,439	28.6	27.3	7,088	6,842	29.6	27.7
General and administrative	702	779	5.6	6.2	1,523	1,657	6.4	6.7
Depreciation and amortization	533	576	4.2	4.6	1,075	1,200	4.5	4.9

Total costs and expenses	12,516	12,544	99.2	99.6	24,479	25,156	102.2	101.7

Earnings (loss) from operations	96	54	0.8	0.4	(535)	(421)	(2.2)	(1.7)

Other income (expense)
Interest expense	(374)	(498)	(3.0)	(4.0)	(767)	(1,045)	(3.2)	(4.2)
Debt extinguishment charges	(37)	(89)	(0.3)	(0.7)	(37)	(508)	(0.2)	(2.1)
Interest income	13	39	(0.1)	0.3	39	73	0.2	0.3
Other (expense) income	(5)	--	--	--	255	--	1.1	--
Sale of non-operating property	--	--	--	--	--	--	--	--

Total other expense	(403)	(548)	(3.2)	(4.3)	(510)	(1,480)	(2.1)	(6.0)

Loss before income taxes	$(307)	$(494)	(2.4%)	(3.9%)	$(1,045)	$(1,901)	(4.4%)	(7.7%)

Food and Beverage Revenue

        Despite the continued challenges facing the Company as noted in the “Overview,” when compared to the corresponding period from last year, average “same store sales” (i.e., food and beverage revenue for stores in full operation during the first two quarters of both 2005 and 2006) increased $293 or 0.1% during the three months ended May 28, 2006. This increase represents the first quarter-over-quarter increase since the third quarter of 2004. Same store sales for the six months ended May 28, 2006 decreased $17,147 or 3.3% from the prior year.

        The increase in same store sales was primarily due to sales generated by the newly introduced Frescata Sandwich and three new additions to the Garden Sensations salad line during the second quarter of 2006. In conjunction with the new menu items, Meritage also undertook initiatives relating to its local store marketing and advertising programs. The Company is hopeful that customer traffic and sales will continue to strengthen in response to the roll-out and promotion of these new products. However, management cautions that it remains difficult to accurately predict the variables affecting sales.

Cost of Food and Beverages

        For the three months ended May 28, 2006, the cost of food and beverages as a percent of sales was the same as the corresponding period from last year. For the six-month period, the cost decreased by 0.5 percentage points. One factor in the decrease was a drop of approximately 4% in average beef prices during the first two quarters of 2006 as compared to the same periods in 2005 (beef purchases represented approximately 21% of total food purchases in the first two quarters of 2006 compared to 22% of the total purchases during the same period of 2005). These improvements were partially offset by the lower margins associated with the reintroduction of the “99 Cent Super Value Menu” and the roll-out of the Frescata sandwiches. Meritage has little control over certain areas of its food costs as the majority of its products are purchased under contracts negotiated by Wendy’s International. Where it maintains control, however, the Company keeps food costs in line with guidelines established by Wendy’s International.

Labor and Related Expenses

        Labor and related expenses were slightly lower compared to both periods in the prior year. The Company closely monitors its labor costs and attempts to adjust staffing at its restaurants to correlate with changes in sales volumes, while at the same time maintaining a high level of service. The Company was able to reduce its labor costs in both quarters of 2006 through a staff restructuring and a reduction in healthcare costs.

Other Operating Expenses

        Operating expenses increased primarily due to increased rent expense from sale and leaseback transactions (up by $127,000 for the three-month period and by $289,000 year-to-date) and an increase in utility costs (up by $57,000 for the three month period and by $149,000 year-to-date). The year-to-date increases were partially offset by decreases to franchise fees, advertising expenses, supplies and other costs that are tied to sales fluctuations.

General and Administrative

        General and administrative expenses were reduced through the elimination and realignment of management and administrative positions, and due to a reduction of professional service fees and Michigan Single Business Taxes as compared to the same period last year.

Depreciation and Amortization

        The decrease in depreciation and amortization expense was mainly due to sale and leaseback transactions as depreciation was replaced by rent.

Interest Expense

        The decrease in interest expense was attributable to the debt reduction from sale and leaseback proceeds.

Debt Extinguishment Charges

        In the first six months of 2005, the Company completed eight sale and leaseback transactions as compared to only two in the same period of fiscal 2006. Related to these sale and leaseback transactions, the Company retired $7,877,000 and $880,000, respectively, of long-term indebtedness and recorded debt extinguishment charges consisting of prepayment penalties and the write-off of the remaining unamortized financing costs.

Other Income

        In the first quarter of 2006, the Company received a $218,000 fee for assisting a landlord to find a buyer of the real property and improvements comprising a former Wendy’s restaurant site. The Company also recognized a $43,000 gain upon the sale of investment securities.

O’Charley’s of Michigan Business Segment

        The Company’s five O’Charley’s restaurants constitute its O’Charley’s of Michigan Business Segment. In 2005, certain general and administrative expenses were charged directly to the O’Charley’s of Michigan segment with the remaining corporate level general and administrative expenses being included in the Wendy’s of Michigan segment. In 2006, due to the growth of the O’Charley’s of Michigan segment, the Company began allocating corporate level general and administrative expenses between the two segments. The Company’s allocation is based on the estimated resources utilized by each segment with all unallocated expenses being charged directly to the Wendy’s segment. The change to the allocation method for corporate level general and administrative expenses did not materially impact the amounts charged to each segment. Results of operations are summarized below:

	Statements of Operations
	Three months ended				Six months ended
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	5/28/06	5/29/05	5/28/06	5/29/05	5/28/06	5/29/05	5/28/06	5/29/05
Food and beverage revenue	$2,553	$1,433	100.0%	100.0%	$4,796	$2,294	100.0%	100.0%

Costs and expenses
Cost of food and beverages	811	447	31.8	31.2	1,514	711	31.6	3.01
Labor and related expenses	982	581	38.5	40.5	1,849	931	38.6	40.6
Pre-opening costs	15	165	0.6	11.5	180	332	3.8	14.5
Other operating expenses	720	402	28.2	28.1	1,383	660	28.8	28.8
General and administrative	164	176	6.4	12.3	347	350	7.2	15.3
Depreciation and amortization	158	74	6.2	5.2	291	116	6.1	5.1

Total costs and expenses	2,850	1,845	111.6	128.8	5,564	3,100	116.0	135.1

Loss from operations	(297)	(412)	(11.6)	(28.8)	(768)	(806)	(16.0)	(35.1)

Other expense

Interest expense	(58)	(22)	(2.3)	(1.5)	(115)	(27)	(2.4)	(1.2)

Loss before income taxes	$(355)	$(434)	(13.9%)	(30.3%)	$(883)	$(833)	(18.4%)	(36.3%)

Food and Beverage Revenue

        The increase in food and beverage revenue is due to the greater number of stores in operation in 2006 as compared to 2005. Weekly sales per store were significantly below original projections. As a comparison, sales at Meritage’s O’Charley’s restaurants in operation for the full six months ended May 28, 2006 were 37% lower than the franchisor’s weekly sales per restaurant during the first quarter of its 2006 fiscal year. Some of the factors impacting sales include (i) the lack of O’Charley’s brand awareness in our market due to the absence of a national advertising program in the Company’s market and due to the franchisor’s failure to communicate the appropriate level of media and marketing support needed to successfully launch the O’Charley’s concept in a new market, (ii) increased competition, and (iii) a weak Michigan economy and high energy costs which have diminished the disposable income of the Company’s customer base. The Company has increased its focus on local marketing and advertising, and is implementing new strategies in an effort to improve sales volumes.

Cost of Food and Beverages

        With the exception of fresh produce and dairy products, the Company buys nearly all of its food products from a commissary operated by O’Charley’s Inc. The increase in the cost of food and beverages in 2006 was primarily attributable to price increases in items purchased from the commissary.

Labor and Related Expenses

        The labor improvements as a percent of sales are mostly attributable to improved management of hourly labor as the stores mature in their operations.

Pre-opening Costs

        Start-up and pre-opening costs are estimated at $200,000 per store and include, but are not limited to, (i) payroll and payroll related expenses of training store management, (ii) travel and related costs of new store opening teams, (iii) food giveaways during pre-opening activities and (iv) recruiting. The pre-opening costs in 2006 were significantly lower than in 2005 because only one store was opened in 2006. In fiscal 2005, two stores opened during the six months ended May 29, 2005, and an additional store was under development at the end of that period.

Other Operating Expenses

        For the three and six months ended May 28, 2006, other operating expense increased due to the addition of a new store but remained consistent with the prior year period as a percent of sales.

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

Depreciation and Amortization

        The increase in depreciation and amortization expense was mainly due to the increased number of stores in operation compared to the same periods last year.

Interest Expense

        The Company’s long-term indebtedness increased as more stores were opened, thus resulting in an increase in interest expense.

Consolidated Operations

Income Tax Expense

        In accordance with SFAS No. 109, Accounting for Income Taxes, the Company regularly assesses the realizability of its deferred tax assets. Based on this assessment, the Company has fully reserved its deferred tax asset.

Liquidity and Capital Resources

Cash Flows

        The following discussion relates to the six months ended May 28, 2006. Cash and cash equivalents (“cash”) decreased $782,000, to $1,023,000 as detailed below.

•	Net cash used in operating activities was $1,058,000, compared to $2,058,000 during the same period in 2005, an improvement of $1,000,000. The improvement was due to (i) a $754,000 reduction of the net loss, after adjustments to reconcile net earnings to net cash provided by operating activities but exclusive of changes in current assets and liabilities, and (ii) a $732,000 decrease in current assets in 2006 compared to a $165,000 increase in 2005. The increase from these two items was partially offset by a 2006 first quarter net decrease in the current liabilities of $893,000 as compared to a net decrease of $242,000 in 2005.

•	Net cash used in investing activities decreased $2,664,000, primarily due to the $2,512,000 reduction in purchases of property and equipment.

•	Net cash provided by financing activities decreased $5,052,000. This decrease was due to (i) a $11,037,000 reduction in proceeds from sale and leaseback transactions, and (ii) a decrease of $962,000 in proceeds from long-term obligations and borrowings on the line of credit. At the same time, the Company’s debt pay-off was $7,393,000 less than the same period last year.

Financial Condition

        Prior to preferred stock dividends, the Company incurred net losses of $696,000 and $1,969,000 during the three and six months ended May 28, 2006, respectively. Results were unfavorably impacted by (i) weak performances by both the Wendy’s and O’Charley’s brands, (ii) a sluggish Michigan economy, (iii) intense price discounting by competitors, (iv) high fuel and energy costs that have diminished the disposable income of its customer base, and (v) early operating investments in the O’Charley’s concept. In addition to these challenges, Michigan recently increased the state’s minimum wage by 44% over the next two years. The minimum wage increase is expected to significantly increase labor costs which will adversely impact the Company’s operating results. The Company is investigating initiatives to mitigate this impact.

        Since 2004, the Company completed nineteen sale and leaseback transactions (three in fiscal 2004, thirteen in fiscal 2005 and three in fiscal 2006). The Company collected $29,092,000 in net proceeds, used $16,461,000 to pay down long-term indebtedness and deposited $11,808,000 into the Company’s treasury. The sales resulted in deferred gains of $11,987,000 which are being amortized over the 20-year lease terms and recorded as a reduction of base rent expense. The related early pay down of long-term indebtedness resulted in finance charges of $1,116,000.

        Subject to market conditions, the Company may enter into as many as seventeen additional sale and leaseback transactions containing terms similar to those in prior transactions including similar charges and deferred gains. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining net proceeds being deposited into the Company’s treasury and available for general corporate purposes, including new restaurant development. Prior to 2005, the Company relied upon its Wendy’s operations to support its corporate level overhead and meet its cash requirements and other commitments. However, due to the Company’s recent history of losses, the Company’s operational cash flow has not been sufficient to cover its operating expenses. As a result, the Company has utilized a portion of the proceeds from the sale and leaseback transactions to support its ongoing operations.

        The Company is hopeful that new menu offerings and national advertising campaigns undertaken by Wendy’s International, and Meritage’s initiatives on local store marketing, will strengthen sales in 2006 and beyond. In the meantime, the Company has reduced overhead costs through the installation of a new unit-level technology system and through the elimination and realignment of management and administrative positions throughout the organization. The Company is already beginning to realize the benefits of these cost-saving efforts. Annual savings are expected to be approximately $600,000 on a consolidated basis. If operational results do not continue to improve, the Company may utilize other financing sources such as (i) proceeds from future sale and leaseback transactions, (ii) $927,000 in notes receivable coming due in fiscal 2006 and 2007, (iii) a $5,000,000 forward financing commitment (discussed in more detail below) to construct and equip up to two O’Charley’s restaurants, and (iv) its line of credit which currently has $1,231,000 in available funds for real estate purchases. Other options include deferring new store openings and capital expenditures, and financing or leasing new restaurants or equipment packages.

        On May 19, 2006, Meritage filed a complaint against O’Charley’s Inc. (the franchisor of its O’Charley’s of Michigan business segment) in the U.S. District Court for the Western District of Michigan (Case No. 1:06-CV-0349) seeking relief including damages and rescission of its development agreement and franchise agreements with O’Charley’s Inc.

        Under its development agreement with O’Charley’s Inc., the Company is required to open a minimum of ten additional restaurants by July 2010; one by October 31, 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O’Charley’s restaurants will be approximately $28 to $32 million, or approximately $2.8 to $3.2 million per restaurant, with land and site development being the significant variables. If the Company does not open the minimum number of franchised restaurants in accordance with the O’Charley’s Development agreement,

O’Charley’s Inc. could declare a default, which, if not cured may allow O’Charley’s Inc. to modify or terminate the agreement. In the event the agreement is terminated, there are no quantifiable future monetary obligations to O’Charley’s Inc. other than to reimburse their expenditures related to identified prospective sites that were not developed.

        Considering the lawsuit filed against O’Charley’s Inc. noted above, and considering O’Charley’s Inc.‘s own statements that it will not build new stores until they are accretive to its shareholder value, the Company believes the O’Charley’s development schedule noted above may be delayed or suspended.

        At May 28, 2006, the Company’s working capital ratio (current assets to current liabilities) was 0.33:1, versus 0.60:1 at November 27, 2005. Working capital is typically negative as trade receivables and inventories are insignificant due to the transactional nature of the business and the perishable nature of the inventory. The decrease from November 27, 2005 is primarily due to the decline of cash and the recording of the obligation under the line of credit in current liabilities. With the ongoing operational improvements and the potential proceeds from sale and leaseback transactions, the Company anticipates that it will have sufficient cash to meet its obligations for at least the next twelve months. However, there can be no assurances that the Company will have sufficient capital to meet its short-term and long-term cash requirements if operational results do not continue to improve or the possible cash sources detailed above do not yield the expected results.

        The Company has a forward financing commitment totaling $5,000,000 that it may, but is not required to, utilize to finance the land and building for future O’Charley’s restaurants. The commitment requires a minimum 15% equity investment by the Company of appraised site and construction value. The commitment is for 10-year real estate mortgages (20-year amortization) and allows the Company to select either a fixed or variable interest rate. The commitments do not contractually obligate the Company to borrow on any of the commitments as such loans are made on a restaurant-by-restaurant basis. The commitment expires on June 30, 2006, but subject to the outcome of the lawsuit with O’Charley’s Inc. noted above, the Company is exploring an extension of this commitment.

        The Company maintains a line of credit for restaurant development in the amount of $2,000,000 secured by real estate purchased with this facility. Commitments under the line of credit expire in April 2007, and require monthly payments of interest only at a rate equal to the prime rate plus 0.25%. In December 2005, the Company borrowed $769,000 against the line to purchase real estate for development.

        Some of Meritage’s loans and franchise agreements contain covenants requiring the maintenance of certain financial ratios which, if not met, may result in a default being declared. The Company regularly reviews and analyzes its covenants to ensure compliance. At May 28, 2006, the Company was in compliance with all covenants. However, due to operational issues outlined above, the margin of compliance related to certain financial ratios has narrowed in recent years. The Company’s operational results began to improve during the three months ended May 28, 2006. However, if these trends do not continue, the Company could fall out of compliance with such ratios. Through its sale and leaseback transactions, the Company has continued to reduce its long-term obligations which reduces debt compliance concerns.

        In March 2006, Michigan passed legislation increasing the state’s minimum wage from $5.15 per hour to $6.95 per hour in October 2006, $7.15 per hour in July 2007 and $7.40 per hour in July 2008. The minimum wage increase is expected to significantly increase labor costs which will adversely impact the Company’s operating results. The Company is investigating initiatives to mitigate or offset this impact.

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

        The Company adopted the provisions of SFAS 123(R) at the beginning of the first quarter ended February 26, 2006. Under SFAS 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. On October 25, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of the then outstanding and unvested employee stock options. These options were granted prior to the announcement of revisions to SFAS 123, with the intent that the accounting standards then in place would not undergo material changes. However, the substantial accounting changes required by FAS 123(R) prompted the Company to accelerate the vesting to avoid the negative effect of recognizing compensation expense. Had these vesting periods not been accelerated, in accordance with SFAS 123(R), the Company would have recognized approximately $1,135,000 in cumulative expense spread over the subsequent four years, beginning in fiscal 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Meritage’s debt is in U.S. dollars and approximately 38% of the debt is at variable interest rates. Accordingly, the Company’s earnings are affected by changes in the interest rates on which variable rates are based. If market rates increase by an average of 1%, based on current loan balances, our interest expense over the next year would increase by approximately $85,000. Some of the Company’s variable rate mortgage loans contain provisions that permit the Company to convert to a fixed interest rate at certain periods during the loan term. These provisions allow the Company to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk.

        In the normal course of business, Meritage purchases certain products (primarily food items) that can be affected by fluctuating commodity prices. Most of these products are priced based on agreements negotiated by its franchisors and are outside of Meritage’s control. It is the Company’s understanding that its franchisors utilize various purchasing and pricing techniques in an effort to reduce volatility. Meritage does not make use of financial instruments to hedge commodity prices. While fluctuating commodity prices impact the Company’s cost of food, Meritage retains some ability to adjust its menu pricing to offset these increases. However, highly competitive market conditions have limited the Company’s ability to fully offset higher commodity costs through menu price increases.

Item 4.    Controls and Procedures.

        As of May 28, 2006, an evaluation was completed under the supervision and with the participation of the Company’s management as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of May 28, 2006. There have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        On May 19, 2006, Meritage filed a complaint against O’Charley’s Inc. (the franchisor of its O’Charley’s of Michigan business segment) in the U.S. District Court for the Western District of Michigan (Case No. 1:06-CV-0349) seeking relief including damages and rescission of its development agreement and franchise agreements with O’Charley’s Inc. The Company will consider alternatives to settle the matter but is prepared to fully pursue the damages and equity to which it is entitled.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

         (c)    The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending May 28, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
2/27/06 - 3/26/06	9,000	$4.64	9,000	124,482
Month #2
3/27/06 - 4/23/06	900	$4.66	900	123,582
Month #3
4/24/06 - 5/28/06	0	$--	0	123,582

Total	9,900	$4.64	9,900

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The 2006 Annual Meeting of Shareholders was held at Meritage’s offices in Grand Rapids, Michigan, at 9:00 a.m. on Tuesday, May 16, 2006. The Company solicited proxies for the matters brought before the shareholders pursuant to a definitive proxy statement that was filed with the Securities and Exchange Commission on April 7, 2006. 4,978,886 common shares were present in person or by proxy at the meeting, representing 91.6% of the total shares outstanding.

        The shareholders elected the following six members to the Company’s Board of Directors to serve until the 2007 Annual Meeting: James P. Bishop (4,978,266 shares in favor; 820 withheld), Duane F. Kluting (4,976,716 shares in favor; 2,370 withheld), Joseph L. Maggini (4,976,716 shares in favor; 2,370 withheld), Brian N. McMahon (4,978,266 shares in favor; 820 withheld), Robert E. Schermer, Sr. (4,976,716 shares in favor; 2,370 withheld) and Robert E. Schermer, Jr. (4,978,266 shares in favor; 820 withheld). Each director received no less than 99.9% of the total shares voted.

        The shareholders also ratified the appointment of Plant & Moran PLLC as the Company’s independent auditors for the fiscal year ending November 26, 2006. The following are the results of the vote: In Favor: 4,978,886; Opposed: 100; Abstentions: 100.

Item 5.    Other Information.

        On May 16, 2006, the Board of Directors appointed the following officers of Meritage: Robert E. Schermer, Jr. – Chief Executive Officer and President; James R. Saalfeld – Vice President, General Counsel, Chief Administrative Officer and Corporate Secretary; Robert H. Potts – Vice President of Real Estate; and Gary A. Rose – Vice President, Chief Financial Officer, Chief Operating Officer and Treasurer. Robert E. Schermer, Sr. was reappointed Chairman of the Board of Directors. The Board also reestablished the Executive, Audit, Compensation and Nominating & Corporate Governance Committees as standing committees of the Board of Directors.

Item 6.    Exhibits.

         (a)   Exhibit List.

Exhibit No. 31.1 31.2 32.1 32.2

                                Description of Document

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Section 1350 Certification of Chief Executive Officer

Section 1350 Certification of Chief Financial Officer

Exhibits filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 29, 2006	MERITAGE HOSPITALITY GROUP INC. By /s/ Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer By /s/ Gary A. Rose Gary A. Rose Chief Financial Officer

EXHIBIT INDEX

Exhibit No. 31.1 31.2 32.1 32.2

                                Description of Document

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Section 1350 Certification of Chief Executive Officer.

Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.