Form 10-Q
period 2006-08-27
MERITAGE HOSPITALITY GROUP INC
filed 2006-09-27
CIK 808219

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.    20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 27, 2006.

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________________ to ____________________

Commission File Number: 001-12319

MERITAGE HOSPITALITY GROUP INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2730460 (I.R.S. Employer Identification No.)
3210 Eagle Run Dr., N.E., Suite 100 Grand Rapids, Michigan (Address of Principal Executive Offices)	49525 (Zip Code)

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

As of September 26, 2006 there were 5,440,178 outstanding Common Shares, $.01 par value.

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

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements.

        The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders’ equity and cash flows of Meritage have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in Meritage’s Annual Report on Form 10-K for the fiscal year ended November 27, 2005. The results of operations for the three and nine months ended August 27, 2006 are not necessarily indicative of the results to be expected for the full year.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets
August 27, 2006 and November 27, 2005

ASSETS

	August 27, 2006 (Unaudited)	November 27, 2005
Current Assets
Cash and cash equivalents	$4,179,364	$1,804,463
Receivables	360,812	842,178
Inventories	352,994	339,499
Prepaid expenses and other current assets	80,428	404,540

Total current assets	4,973,598	3,390,680

Property and Equipment, net	29,662,113	36,058,117

Other Assets
Notes receivable	927,281	927,281
Goodwill	4,429,849	4,429,849
Franchise costs, net of amortization of $287,491 and
$250,753, respectively	1,212,509	1,236,747
Financing costs, net of amortization of $140,607 and
$139,211, respectively	299,072	380,185
Deposits and other assets	366,596	297,063

Total other assets	7,235,307	7,271,125

Total assets	$41,871,018	$46,719,922

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Balance Sheets — continued
August 27, 2006 and November 27, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	August 27, 2006 (Unaudited)	November 27, 2005
Current Liabilities
Current portion of long-term obligations	$808,423	$878,088
Line of credit - short term	768,750	--
Trade accounts payable	1,420,862	2,538,447
Accrued liabilities	2,891,167	2,271,610

Total current liabilities	5,889,202	5,688,145

Unearned Vendor Allowances	1,630,300	1,992,978

Deferred Gain - Sale and Leaseback Transactions	12,772,510	9,921,455

Accrued Rent	319,217	133,807

Long-Term Obligations	17,762,382	22,155,227

Stockholders' Equity
Preferred stock - $0.01 par value
shares authorized: 5,000,000;
200,000 shares designated as Series A
convertible cumulative preferred stock
shares issued and outstanding: 29,520
(liquidation value - $295,200)	295	295
500,000 shares designated as Series B
convertible cumulative preferred stock
shares issued and outstanding: 500,000
(liquidation value - $5,000,000)	5,000	5,000
Common stock - $0.01 par value
shares authorized: 30,000,000
shares issued and outstanding: 5,437,186
and 5,459,763, respectively	54,372	54,598
Additional paid in capital	16,615,954	17,430,246
Accumulated deficit	(13,178,214)	(10,661,829)

Total stockholders' equity	3,497,407	6,828,310

Total liabilities and stockholders' equity	$41,871,018	$46,719,922

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended August 27, 2006 and August 28, 2005
(Unaudited)

	August 27, 2006	August 28, 2005
Food and beverage revenue	$44,377,292	$41,762,290

Costs and expenses
Cost of food and beverages	12,490,948	11,804,290
Operating expenses	28,175,557	26,345,021
General and administrative expenses	2,700,314	2,939,672
Depreciation and amortization	2,038,346	1,991,766

Total costs and expenses	45,405,165	43,080,749

Loss from operations	(1,027,873)	(1,318,459)

Other income (expense)
Interest expense	(1,306,851)	(1,584,235)
Debt extinguishment charges	(102,403)	(567,576)
Interest income	79,580	125,351
Other income, net	253,311	1,906
Gain on sale of non-operating property	--	150,964

Total other expense	(1,076,363)	(1,873,590)

Loss before income taxes	(2,104,236)	(3,192,049)

Income tax expense	(412,149)	(81,321)

Net loss	(2,516,385)	(3,273,370)

Dividends on preferred stock	426,568	426,568

Net loss on common shares	$(2,942,953)	$(3,699,938)

Net loss per common share - basic and diluted	$(0.54)	$(0.69)

Dividends per common share - basic and diluted	$(0.06)	$(0.05)

Weighted average shares outstanding - basic and diluted	5,427,388	5,353,717

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended August 27, 2006 and August 28, 2005
(Unaudited)

	August 27, 2006	August 28, 2005
Food and beverage revenue	$15,637,544	$14,733,782

Costs and expenses
Cost of food and beverages	4,359,291	4,146,612
Operating expenses	9,501,158	9,070,445
General and administrative expenses	830,141	932,448
Depreciation and amortization	672,502	675,652

Total costs and expenses	15,363,092	14,825,157

Earnings (loss) from operations	274,452	(91,375)

Other income (expense)
Interest expense	(424,914)	(511,974)
Debt extinguishment charges	(65,444)	(59,859)
Interest income	40,294	52,640
Other income, net	(1,759)	(593)
Gain on sale of non-operating property	--	150,964

Total other expense	(451,823)	(368,822)

Loss before income taxes	(177,371)	(460,197)

Income tax expense	(369,798)	--

Net loss	(547,169)	(460,197)

Dividends on preferred stock	106,642	106,642

Net loss on common shares	$(653,811)	$(566,839)

Net loss per common share - basic and diluted	$(0.12)	$(0.11)

Weighted average shares outstanding - basic and diluted	5,438,897	5,343,009

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Year Ended November 27, 2005 and the
Nine months Ended August 27, 2006
(Unaudited)

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at November 29, 2004	$295	$5,000	$52,520	$17,928,994	$(5,804,274)	$12,182,535

Issuance of 314,176 shares of
common stock	--	--	3,141	649,635	--	652,776

Purchase of 106,345 shares of
common stock	--	--	(1,063)	(478,239)	--	(479,302)

Preferred stock dividends declared	--	--	--	(426,568)	--	(426,568)

Common stock dividends declared	--	--	--	(262,123)	--	(262,123)

Non-employee stock compensation	--	--	--	18,547	--	18,547

Net loss	--	--	--	--	(4,857,555)	(4,857,555)

Balance at November 27, 2005	$295	$5,000	$54,598	$17,430,246	$(10,661,829)	$6,828,310

Purchase of 31,244 shares of
common stock	--	--	(312)	(145,724)	--	(146,036)

Preferred stock dividends	--	--	--	(426,568)	--	(426,568)

Common stock dividends	--	--	--	(326,990)	--	(326,990)

Stock option compensation	--	--	--	46,576	--	46,576

Compensation paid with stock	--	--	86	38,414	--	38,500

Net loss	--	--	--	--	(2,516,385)	(2,516,385)

Balance at August 27, 2006	$295	$5,000	$54,372	$16,615,954	$(13,178,214)	$3,497,407

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended August 27, 2006 and August 28, 2005
(Unaudited)

	August 27, 2006	August 28, 2005
Cash Flows from Operating Activities
Net loss	$(2,516,385)	$(3,273,370)
Adjustments to reconcile net earnings to net cash
provided by operating activities
Depreciation and amortization	2,038,346	1,991,766
Amortization of financing costs	30,151	35,411
Write-off of financing costs	54,159	105,087
Amortization of deferred gain from sale and leaseback
transactions	(431,029)	(226,623)
Compensation paid by issuance of common stock	38,500	47,303
Stock option expense	46,576	--
Gain on sale of non-operating property	--	(150,964)
Increase in accrued rent	185,410	100,684
Decrease in unearned vendor allowances	(362,678)	(363,580)
Decrease (increase) in current assets	791,983	(298,830)
Decrease in current liabilities	(498,028)	(315,182)

Net cash used in operating activities	(622,995)	(2,348,298)

Cash Flows from Investing Activities
Purchase of property and equipment	(1,169,678)	(4,307,461)
Payments received on note receivable	--	12,719
Payments for franchise agreements	(12,500)	(75,000)
Proceeds from sale of non-operating property	--	190,875
Increase in deposits and other assets	(74,380)	(125,170)

Net cash used in investing activities	(1,256,558)	(4,304,037)

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Nine Months Ended August 27, 2006 and August 28, 2005
(Unaudited)

	August 27, 2006	August 28, 2005
Cash Flows from Financing Activities
Proceeds from borrowings under line of credit	768,750	--
Principal payments on line of credit	--	(262,850)
Proceeds from long-term obligations	--	2,289,997
Principal payments on long-term obligations	(4,437,057)	(9,689,393)
Payments on obligations under capital lease	(25,453)	(22,099)
Payment of financing costs	(3,197)	(38,967)
Decrease in restricted cash - debt escrow	--	80,067
Proceeds from sale and leaseback transactions	8,851,005	15,522,767
Proceeds from sale of common stock and warrants	--	595,776
Purchase of common stock	(146,036)	(460,357)
Common stock dividends	(326,990)	(262,123)
Preferred stock dividends	(426,568)	(426,568)

Net cash provided by financing activities	4,254,454	7,326,250

Net increase in cash	2,374,901	673,915

Cash and Cash Equivalents - Beginning of Period	1,804,463	3,478,215

Cash and Cash Equivalents - End of Period	$4,179,364	$4,152,130

Supplemental Cash Flow Information
Cash paid for interest	$1,222,011	$1,616,161
Cash paid for income taxes	$59,000	$76,000

Schedule of Non-Cash Investing and
Financing Transactions
Equipment purchased under capital lease	$--	$277,092

See notes to unaudited financial statements.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 27, 2006 and August 28, 2005

Note A — Earnings (Loss) Per Share

Basic earnings per share is computed by dividing earnings on common shares by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. For the three and nine months ended August 27, 2006 and August 28, 2005, convertible preferred stock, exercisable stock options, and exercisable stock warrants were not included in the computation of diluted earnings per share because the effect of conversion to common stock would be antidilutive due to the net loss reported.

Note B – Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123, Share Based Payment, (SFAS 123(R)), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. In addition, SFAS 123(R) requires an entity to provide certain disclosures in order to assist in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements. The provisions of SFAS 123(R) were required to be applied as of the beginning of the first annual reporting period that begins after June 15, 2005. Accordingly, the Company adopted the provisions of SFAS 123(R) at the beginning of its fiscal year ending November 26, 2006.

In fiscal 2005, the Company accounted for its stock based employee compensation plan under APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, no compensation costs were recognized in the financial statements. Had compensation cost for the plans been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company’s net loss and net loss per common share for the three and nine months ended August 28, 2005, would have been as follows:

	Three months ended August 28, 2005	Nine months ended August 28, 2005
Net loss as reported	$(460,197)	$(3,273,370)
Less: Fair value of stock based employee
compensation expense, net of tax benefits
of $27,696 and $58,761, respectively	21,393	325,090

Pro forma net loss on common shares	$(481,590)	$(3,598,460)

Net loss per common share - basic and diluted
As reported	$(0.11)	$(0.69)
Pro forma	$(0.11)	$(0.75)

Meritage Hospitality Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended August 27, 2006 and August 28, 2005

Note B – Stock Based Compensation (continued)

Stock based employee compensation expense is calculated using the fair value method in accordance with SFAS No. 123 and the fair value of each grant is estimated on the date of grant using the Black Scholes option pricing model. The Company granted 68,000 options to officers of the Company on December 12, 2005, and 25,000 options to its Board of Directors on May 16, 2006. The exercise price for these options was equal to the closing price of the common shares on the American Stock Exchange on the date of the grants. The options were valued using the following assumptions for the officer options and director options, respectively: (i) dividend yield of 0.0% and 0.0%, (ii) expected volatility of 33.06% and 29.05%; (iii) risk free interest rate of 4.56% and 5.19%, and (iv) expected life of 5.8 years and 5.25 years. The expense recorded for these options during the nine months ended August 27, 2006 was $46,576.

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

Note C – Guarantees, Commitments and Contingencies

In July 2004, the Company made a payment of $272,035 to the Michigan Department of Treasury (“Treasury”) related to a tax claim for years 1997 through 2001. This payment, which included interest and penalties, resulted in a charge to earnings of $168,000, representing the difference between what the Company accrued as an estimated settlement of this tax claim, and the actual amount of the final assessment from Treasury. Shortly after making this payment, the Company filed a lawsuit against Treasury to recover the entire amount of the payment. The Company’s position is that the tax payment, which is related to fees that were paid to its franchisor Wendy’s International, should be refunded because the fees at issue were incorrectly characterized as a “royalty” by Treasury, and therefore no tax is due from the Company related to these fees. The lawsuit is currently being held in abeyance pending the final outcome of a similar case pending in the Michigan Supreme Court.

On September 14, 2006, Meritage filed an amended complaint in its lawsuit against O’Charley’s Inc. (the franchisor of its O’Charley’s of Michigan business segment) in the U.S. District Court for the Western District of Michigan (Case No. 1:06-CV-0349).  Meritage is alleging various causes of action including violations of the Michigan Franchise Investment Law, fraud, breach of contract and the implied covenant of good faith and fair dealing.  Meritage is seeking to be made whole including monetary damages and rescission of its development agreement and franchise agreements with O’Charley’s Inc.

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 27, 2006 and August 28, 2005

Note C – Guarantees, Commitments and Contingencies (continued)

Under its development agreement with O’Charley’s Inc., the Company is required to open a minimum of ten additional restaurants by July 2010; one by October 31, 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O’Charley’s restaurants will be approximately $28 to $32 million, or approximately $2.8 to $3.2 million per restaurant, with land and site development being the significant variables. In June 2006, the construction of the sixth restaurant was deferred. If the Company does not open the minimum number of franchised restaurants in accordance with the O’Charley’s Development agreement, O’Charley’s Inc. could declare a default, which, if not cured may allow O’Charley’s Inc. to modify or terminate the agreement. In the event the agreement is terminated, there are no quantifiable future monetary obligations to O’Charley’s Inc. other than to reimburse their expenditures related to identified prospective sites that were not developed. See description in the previous paragraph of the lawsuit that the Company brought against O’Charley’s Inc.

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

Meritage Hospitality Group Inc. and Subsidiaries
Notes to Unaudited Financial Statements
For the Nine Months Ended August 27, 2006 and August 28, 2005

Note E – Segment Reporting

The Company operates exclusively in the food service industry and has determined that its reportable segments are those based on the Company’s methods of internal reporting and management structure. The Company operates 48 Wendy’s restaurants in Western and Southern Michigan in the quick service restaurant industry. The operation of the Wendy’s restaurants comprises the Company’s Wendy’s of Michigan Business Segment. The Company also operates five casual dining O’Charley’s restaurants throughout the State of Michigan. The operation of the O’Charley’s restaurants comprises the Company’s O’Charley’s of Michigan Business Segment. There were no material amounts of revenues or transfers among reportable segments. The following table presents information on reportable segments for the three and nine months ended August 27, 2006 and August 28, 2005 (in thousands):

	Three months ended		Nine months ended
	August 27, 2006	August 28, 2005	August 27, 2006	August 28, 2005
Revenues:
Wendy's of Michigan	$13,396	$12,912	$37,340	$37,647
O'Charley's of Michigan	2,241	1,821	7,037	4,115

Consolidated revenues	$15,637	$14,733	$44,377	$41,762

Earnings (loss) from operations:
Wendy's of Michigan	$640	$340	$105	$(81)
O'Charley's of Michigan	(365)	(432)	(1,133)	(1,238)

Consolidated earnings (loss)
from operations (1)	$275	$(92)	$(1,028)	$(1,319)

Capital expenditures:
Wendy's of Michigan	$65	$112	$580	$1,568
O'Charley's of Michigan	0	578	590	2,739

Consolidated capital expenditures	$65	$690	$1,170	$4,307

Total assets:
Wendy's of Michigan	$24,833	$34,952	$24,833	$34,952
O'Charley's of Michigan	9,087	7,374	9,087	7,374

Total segment assets	$33,920	$42,326	$33,920	$42,326
Corporate assets	7,951	7,980	7,951	7,980

Consolidated total assets	$41,871	$50,306	$41,871	$50,306

(1)	In 2005, all general and administrative expenses that were not charged directly to the O'Charley's of Michigan segment were included in the Wendy's of Michigan segment. In 2006, due to the growth of the O'Charley's of Michigan segment, the Company began allocating corporate level general and administrative expenses between the two segments based on an allocation method determined by the Company. The change to the allocation method for corporate level general and administrative expenses did not materially impact the amounts charged to either segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Meritage is the nation's only publicly traded Wendy's franchisee, operating 48 quick-service Wendy's restaurants in Western and Southern Michigan. Through new development, Meritage has doubled the number of its Wendy's restaurants since 1999. The Wendy's restaurants operate in a highly competitive industry in which its competitors (e.g., McDonald's, Burger King, Subway, etc.) aggressively market their brands and price their products. Wendy's competes by using many of the same strategies as its competitors, but also offers unique qualities such as the use of fresh ground beef and freshly cut salads.

        Meritage is also the only publicly traded O'Charley's franchisee, operating five O'Charley's casual dining restaurants in Michigan. With the exception of one county in Southeast Michigan, the Company holds the exclusive right to develop O'Charley's restaurants in Michigan. Pursuant to its development agreement with O'Charley's Inc., the Company is required to open ten additional restaurants by 2010. O'Charley's is known for the freshness and homemade quality of its food, and a diverse menu featuring items such as hand-cut and aged steaks, freshly baked yeast rolls, fresh cut salads with special recipe salad dressings and signature desserts.

        Since September 2004, the Company has completed 22 sale and leaseback transactions of its Wendy's restaurants, with approximately 54% of the cash being used to pay down debt and the remaining cash primarily used to expand its O'Charley's business segment. Due to recent losses, the Company also utilized a portion of the proceeds to support its ongoing operations. The Company may enter into additional sale and leaseback transactions but no further transactions are anticipated in the current fiscal year.

        Prior to preferred stock dividends, the Company incurred net losses of $547,000 and $2,516,000 during the three and nine months ended August 27, 2006, respectively. The primary factors leading to the unfavorable results were (i) weak performances by both the Wendy's and O'Charley's brands, (ii) a sluggish Michigan economy, (iii) intense price discounting by competitors, (iv) high fuel and energy costs that have diminished the disposable income of its customer base, and (v) early operating investments in the O'Charley's concept. In addition to these challenges, Michigan recently approved a 44% increase to the state's minimum wage, to be implemented over the next two years. The minimum wage increase is expected to significantly increase labor costs which will adversely impact the Company's operating results. The Company is implementing initiatives to mitigate this impact.

        Where it maintains control, the Company has been successful in minimizing costs and maintaining quality store operations. The installation of a new unit-level technology system, and the elimination and realignment of management and administrative positions throughout the organization, is expected to result in annual savings of approximately $600,000 on a consolidated basis. The Company began realizing these savings in the second quarter of 2006.

        In addition to cost reductions, the Company and its primary franchisor, Wendy's International, are taking steps to strengthen customer traffic and sales. A variety of promotional and permanent menu items were added to the menu in 2006 and Wendy's International announced the roll-out of breakfast in 2007. In conjunction with the new menu items, Meritage also undertook initiatives relating to its local store marketing and advertising programs. These initiatives are initially proving to be successful as the Wendy's segment has seen year-over-year same store sales increases in both the second and third quarters of 2006. The second quarter increase in same store sales represented the first quarterly year-over-year sales increase since the third quarter of 2004.

        In August 2006, the Company entered into a purchase agreement to acquire waterfront property on the island of Eleuthera in the Bahamas. Subject to the granting of permits, the economic feasibility of the project and other conditions, the Company intends to develop a 78-unit condominium hotel on the property. If the development proceeds, Meritage would capitalize on its former hotel and marina dockominium development experience.

Results of Operations

Wendy's of Michigan Business Segment

        The Company's 48 Wendy's restaurants constitute its Wendy's of Michigan Business Segment. In 2005, all general and administrative expenses that were not charged directly to the O'Charley's of Michigan segment were included in the Wendy's of Michigan segment. In 2006, due to the growth of the O'Charley's of Michigan segment, the Company began allocating corporate level general and administrative expenses between the two segments. The Company's allocation is based on the estimated resources utilized by each segment with all unallocated expenses being charged directly to the Wendy's segment. The change to the allocation method for corporate level general and administrative expenses did not materially impact the amounts charged to either segment. Results of operations are summarized below:

	Statements of Operations
	Three months ended				Nine months ended
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	8/27/06	8/28/05	8/27/06	8/28/05	8/27/06	8/28/05	8/27/06	8/28/05
Food and beverage revenue	$13,396	$12,912	100.0%	100.0%	$37,340	$37,647	100.0%	100.0%

Costs and expenses
Cost of food and beverages	3,639	3,573	27.2	27.7	10,257	10,520	27.5	27.9
Labor and related expenses	4,252	4,209	31.7	32.6	12,427	12,719	33.3	33.8
Other operating expenses	3,684	3,491	27.5	27.0	10,772	10,333	28.8	27.4
General and administrative	667	727	5.0	5.6	2,190	2,385	5.9	6.3
Depreciation and amortization	514	572	3.8	4.4	1,589	1,771	4.3	4.7

Total costs and expenses	12,756	12,572	95.2	97.3	37,235	37,728	99.7	100.2

Earnings (loss) from operations	640	340	4.8	2.7	105	(81)	0.3	(0.2)

Other income (expense)
Interest expense	(362)	(469)	(2.7)	(3.6)	(1,130)	(1,514)	(3.0)	(4.0)
Debt extinguishment charges	(65)	(60)	(0.5)	(0.5)	(102)	(568)	(0.3)	(1.5)
Interest income	40	53	0.3	0.4	80	125	0.2	0.3
Other income (expense)	(2)	(1)	--	--	253	1	0.7	--
Sale of non-operating property	--	151	--	1.1	--	151	--	0.4

Total other expense	(389)	(326)	(2.9)	(2.6)	(899)	(1,805)	(2.4)	(4.8)

Earnings (loss) before income taxes	$251	$14	1.9%	0.1%	$(794)	$(1,886)	(2.1%)	(5.0%)

Food and Beverage Revenue

        Average “same store sales” (i.e., food and beverage revenue for stores in full operation for the respective periods in both 2005 and 2006) increased for two consecutive quarters as compared to the corresponding quarters of the previous year. The second quarter increase in same store sales represented the first quarterly year-over-year sales increase since the third quarter of 2004. During the three months ended August 27, 2006, average same store sales were up 3.8% over 2005. Average same store sales for the nine months ended August 27, 2006 were down 0.9% from the prior year.

        The positive trend in same store sales was primarily attributable to sales generated by new menu items in conjunction with several initiatives related to national and local advertising programs. The Company is optimistic that customer traffic and sales will continue to strengthen. However, management cautions that it remains difficult to accurately predict the variables affecting sales.

Cost of Food and Beverages

        Compared to the respective periods from last year, the cost of food and beverages as a percent of sales decreased 50 basis points in the third quarter of 2006 (from 27.7% to 27.2%) and 40 basis points for the nine months ended August 27, 2006 (from 27.9% to 27.5%). As beef purchases represent the most significant component of food and beverage purchases (approximately 17% of the total costs for the third quarter of 2006 and 20% of costs for the nine months ended August 27, 2006), changes in beef prices have a significant impact on food cost. During the third quarter of 2006, beef costs were down by approximately 10% as compared to the same quarter from last year, and are down by approximately 6% for the nine months ended August 27, 2006. These improvements were partially offset by the lower margins associated with the reintroduction of the “99 Cent Super Value Menu” and the roll-out of certain new menu items. Meritage has little control over most of its food costs as the majority of its products are purchased under contracts negotiated by Wendy’s International. Where it maintains control, however, the Company keeps food costs in line with guidelines established by Wendy’s International.

Labor and Related Expenses

        The Company closely monitors its labor costs and attempts to adjust staffing at its restaurants to correlate with changes in sales volumes, while at the same time maintaining a high level of service. For the three and nine months ended August 27, 2006, labor and related expenses as a percent of sales were lower as compared to the corresponding periods from the prior year. As a percent of sales, the Company was able to reduce its labor costs in both periods through staff restructuring. The Company also recognized a reduction in healthcare costs during the nine months ended August 27, 2006 related to lower claims experience.

Other Operating Expenses

        Operating expenses increased primarily due to increased rent expense from sale and leaseback transactions (up by $140,000 for the three-month period and by $429,000 year-to-date) and an increase in utility costs (up by $58,000 for the three month period and by $207,000 year-to-date). The year-to-date increases were partially offset by decreases to certain insurance and building maintenance costs.

General and Administrative

        During the three and nine months ended August 27, 2006, general and administrative expenses were reduced as compared to the same periods from the prior year. The reduction was mainly attributable to the elimination and realignment of management and administrative positions, and due to the elimination of certain professional service fees. Additionally, for the nine months ended August 27, 2006, the Company recognized lower Michigan Single Business Taxes as compared to the same period last year due to lower taxable gains associated with the sale and leaseback transactions.

Depreciation and Amortization

        The decrease in depreciation and amortization expense was mainly due to sale and leaseback transactions as depreciation was replaced by rent.

Interest Expense

        The decrease in interest expense was attributable to the debt reduction from sale and leaseback proceeds.

Debt Extinguishment Charges

        In the first nine months of 2005, the Company completed nine sale and leaseback transactions as compared to six in the same period of fiscal 2006. As a result of the 2005 and 2006 sale and leaseback transactions, the Company retired $8,654,000 and $3,815,000, respectively, of long-term indebtedness and recorded debt extinguishment charges consisting of prepayment penalties and the write-off of the remaining unamortized financing costs.

Other Income

        In the first quarter of 2006, the Company received a $218,000 fee for helping a landlord find a buyer of the real property and improvements comprising a former Wendy’s restaurant site. The Company also recognized a $43,000 gain upon the sale of investment securities during that same fiscal period.

Gain on Sale of Non-Operating Property

        In the third quarter of fiscal 2005, the Company sold two surplus properties and realized gains of $151,000. The Company obtained a $300,000 note receivable upon one of the sales.

O’Charley’s of Michigan Business Segment

        The Company’s five O’Charley’s restaurants constitute its O’Charley’s of Michigan Business Segment. In 2005, certain general and administrative expenses were charged directly to the O’Charley’s of Michigan segment with the remaining corporate level general and administrative expenses being included in the Wendy’s of Michigan segment. In 2006, due to the growth of the O’Charley’s of Michigan segment, the Company began allocating corporate level general and administrative expenses between the two segments. The Company’s allocation is based on the estimated resources utilized by each segment with all unallocated expenses being charged directly to the Wendy’s segment. The change to the allocation method for corporate level general and administrative expenses did not materially impact the amounts charged to either segment. Results of operations are summarized below:

	Statements of Operations
	Three months ended				Nine months ended
	$ (000's)		% of Revenue		$ (000's)		% of Revenue
	8/27/06	8/28/05	8/27/06	8/28/05	8/27/06	8/28/05	8/27/06	8/28/05
Food and beverage revenue	$2,241	$1,821	100.0%	100.0%	$7,037	$4,115	100.0%	100.0%

Costs and expenses
Cost of food and beverages	721	574	32.2	31.5	2,234	1,284	31.7	31.2
Labor and related expenses	876	692	39.1	38.0	2,725	1,623	38.7	39.4
Operating expenses	688	494	30.7	27.1	2,071	1,154	29.4	28.0
Pre-opening costs	--	184	--	10.1	180	516	2.6	12.5
General and administrative expenses	163	205	7.3	11.3	510	556	7.2	13.5
Depreciation and amortization	158	104	7.1	5.7	449	220	6.4	5.3

Total costs and expenses	2,606	2,253	116.3	123.7	8,169	5,353	116.1	130.1

Loss from operations	(365)	(432)	(16.3)	(23.7)	(1,132)	(1,238)	(16.1)	(30.1)

Other income (expense)

Interest expense	(62)	(43)	(2.8)	(2.4)	(177)	(70)	(2.5)	(1.7)
Other income	--	1	--	--	--	1	--	--

Total other expense	(62)	(42)	--	(2.3)	(177)	(69)	(2.5)	(1.7)

Loss before income taxes	$(427)	$(474)	(19.1%)	(26.0%)	$(1,309)	$(1,307)	(18.6%)	(31.8%)

Food and Beverage Revenue

        The increase in food and beverage revenue is due to the greater number of stores in operation in 2006 as compared to 2005. Weekly sales per store were significantly below original projections. As a comparison, sales at Meritage’s O’Charley’s restaurants in operation for the entire three months ended August 27, 2006 were 34% lower than the franchisor’s weekly sales per restaurant during its second quarter ended July 9, 2006. Some of the factors impacting sales include (i) the lack of O’Charley’s brand awareness in our market due to the absence of a national advertising program in the Company’s market and due to the franchisor’s failure to communicate the appropriate level of media and marketing support needed to successfully launch the O’Charley’s concept in a new market, (ii) an underperforming national brand in which both same store sales and guest counts of corporate owned stores were down in O’Charley’s Inc.‘s second quarter ended July 9, 2006, (iii) increased competition, and (iv) a weak Michigan economy and high energy costs which have diminished the disposable income of the Company’s customer base. The Company has increased its focus on local marketing and advertising, and is implementing new strategies in an effort to improve sales volumes.

Cost of Food and Beverages

        With the exception of fresh produce and dairy products, the Company buys nearly all of its food products from a commissary operated by O’Charley’s Inc. The increase in the cost of food and beverages in 2006 was primarily attributable to price increases in certain items purchased from the commissary and to higher food costs associated with seasonal promotions sponsored by O’Charley’s Inc.

Labor and Related Expenses

        The Company closely monitors its labor costs and attempts to adjust staffing at its restaurants to correlate with changes in sales volumes, while at the same time maintaining a high level of service. However, certain staffing costs are fixed in nature and cannot be reduced, regardless of sales volumes. Accordingly, due to lower sales volumes, labor costs increased by 110 basis points as a percent of sales during the third quarter of fiscal 2006 as compared to the same period from the prior year. For the nine months ended August 27, 2006, labor costs were slightly down as a percent of sales, primarily due to the initial higher sales volumes of the Company’s fifth store which opened in the first quarter of 2006.

Pre-opening Costs

        Start-up and pre-opening costs are estimated at $200,000 per store and include, but are not limited to, (i) payroll and payroll related expenses of training store management, (ii) travel and related costs of new store opening teams, (iii) food giveaways during pre-opening activities and (iv) recruiting. The pre-opening costs in 2006 were significantly lower than in 2005 because only one store opened in 2006. In fiscal 2005, three stores opened during the nine months ended August 28, 2006.

Other Operating Expenses

        Many operating expenses such as property taxes, building maintenance, utilities and rents are fixed in nature and fluctuate very little in relation to sales. Accordingly, other operating expenses increased as a percent of sales due to the lower per store sales volumes for the three and nine months ended August 27, 2006.

General and Administrative

        In advance of opening its first O’Charley’s store, the Company hired a management staff to support the Company’s restaurant development plan. This led to a high general and administrative expense in comparison to sales. However, because store sales have been significantly lower than projected, the Company’s development schedule was slowed and steps were taken to reduce its general and administrative costs, primarily through labor reductions.

Depreciation and Amortization

        The increase in depreciation and amortization expense was mainly due to the increased number of stores in operation compared to the same periods last year.

Interest Expense

        Interest expense increased as certain loan balances that were outstanding for a only a portion of 2005 were outstanding for the entire nine month period ended August 27, 2006.

Consolidated Operations

Income Tax Expense

        In accordance with SFAS No. 109, Accounting for Income Taxes, the Company regularly assesses the realizability of its deferred tax assets. Based on this assessment, the Company has fully reserved its deferred tax asset. The fiscal 2006 tax expense is primarily attributable to the sale and leaseback transactions for which the gains are included in current year taxable income but deferred for book purposes and amortized over the life of the leases.

Liquidity and Capital Resources

Cash Flows

        The following discussion relates to the nine months ended August 27, 2006. Cash and cash equivalents (“cash”) increased $2,375,000, to $4,179,000 as detailed below.

•	Net cash used in operating activities was $623,000, compared to $2,348,000 during the same period in 2005, an improvement of $1,725,000. The improvement was due to (i) a $817,000 reduction of the net loss, after adjustments to reconcile net earnings to net cash provided by operating activities but exclusive of changes in current assets and liabilities, and (ii) a $792,000 decrease in current assets in 2006 compared to a $299,000 increase in 2005. The increase from these two items was partially offset by a 2006 first quarter net decrease in the current liabilities of $498,000 as compared to a net decrease of $315,000 in 2005.

•	Net cash used in investing activities decreased $3,047,000, primarily due to the $3,138,000 reduction in purchases of property and equipment.

•	Net cash provided by financing activities decreased $3,072,000. This decrease was due to (i) a $6,672,000 reduction in proceeds from sale and leaseback transactions, (ii) a decrease of $1,521,000 in proceeds from long-term obligations and borrowings on the line of credit, and (iii) a decrease in common stock activity of $281,000. At the same time, the Company’s debt pay-off was $5,512,000 less than the same period last year.

Financial Condition

        Prior to preferred stock dividends, the Company incurred net losses of $547,000 and $2,516,000 during the three and nine months ended August 27, 2006, respectively. The primary factors leading to the unfavorable results were (i) weak performances by both the Wendy’s and O’Charley’s brands, (ii) poor performances of the O’Charley’s Business Segment due to the issues as described in the pending lawsuit with O’Charley’s Inc., (iii) a sluggish Michigan economy, (iv) intense price discounting by competitors, (v) high fuel and energy costs that have diminished the disposable income of its customer base, and (vi) early operating investments in the O’Charley’s concept. In addition to these challenges, Michigan recently approved a 44% increase to the state’s minimum wage, to be implemented over the next two years. The minimum wage increase is expected to significantly increase labor costs which will adversely impact the Company’s operating results. The Company is implementing initiatives to mitigate this impact.

        Since 2004, the Company completed 22 sale and leaseback transactions (three in fiscal 2004, thirteen in fiscal 2005 and six in fiscal 2006). The Company collected $34,021,000 in net proceeds, used $18,481,000 to pay down long-term indebtedness and deposited $14,679,000 into the Company’s treasury. The sales resulted in deferred gains of $13,673,000 which are being amortized over the 20-year lease terms and recorded as a reduction of base rent expense. The related early pay down of long-term indebtedness resulted in finance charges of $1,157,000.

        Subject to market conditions, the Company may enter into as many as fourteen additional sale and leaseback transactions containing terms similar to those in prior transactions including similar charges and deferred gains. The Company anticipates that it would use approximately 60% of the pre-tax proceeds to pay off long-term debt, with remaining net proceeds being deposited into the Company’s treasury and available for general corporate purposes, including new restaurant development. Prior to 2005, the Company relied upon its Wendy’s operations to support its corporate level overhead and meet its cash requirements and other commitments. However, due to the Company’s recent history of losses, the Company’s operational cash flow has not been sufficient to cover its operating expenses. As a result, the Company has utilized a portion of the proceeds from the sale and leaseback transactions to support its ongoing operations.

        The Company is optimistic that new menu offerings and national advertising campaigns undertaken by Wendy’s International, along with Meritage’s local store marketing initiatives, will continue to strengthen sales in 2006 and beyond. In the meantime, the Company has reduced overhead costs through the installation of a new unit-level technology system and through the elimination and realignment of management and administrative positions throughout the organization. The Company is realizing the benefits of these cost-saving efforts and annual savings are expected to be approximately $600,000 on a consolidated basis.

        At August 27, 2006, the Company’s working capital ratio (current assets to current liabilities) was 0.84:1, versus 0.60:1 at November 27, 2005. Working capital is typically negative as trade receivables and inventories are insignificant due to the transactional nature of the business and the perishable nature of the inventory. The increase from November 27, 2005 is primarily due to the cash received from sale and leaseback transactions closed during the three months ended August 27, 2006. The Company anticipates that with its continued operational improvements, potential proceeds from sale and leaseback transactions, and its cash balances of over $4 million, it will have sufficient cash to meet its cash obligations for at least the next twelve months. However, there can be no assurances that the Company will have sufficient capital to meet its short-term and long-term cash requirements if operational results do not continue to improve or if the Company is not able to continue its sale and leaseback program.

        The Company maintains a line of credit for restaurant development in the amount of $2,000,000 secured by real estate purchased with this facility. Commitments under the line of credit expire in April 2007, and require monthly payments of interest only at a rate equal to the prime rate plus 0.25%. At August 27, 2006, $769,000 was outstanding on the line of credit.

        Some of Meritage’s loans and franchise agreements contain covenants requiring the maintenance of certain financial ratios which, if not met, may result in a default being declared. The Company regularly reviews and analyzes its covenants to ensure compliance and as of August 27, 2006, the Company was in compliance with all covenants. However, due to operational issues outlined above, the margin of compliance related to certain financial ratios has narrowed in recent years. The Company’s operational results began to improve during the three and nine months ended August 27, 2006. If these trends do not continue, the Company could fall out of compliance with such ratios. Through its sale and leaseback transactions, the Company has continued to reduce its long-term obligations which reduces debt compliance concerns.

        Meritage has entered into an agreement to lease the land and building of a new Wendy’s restaurant from an unrelated third party. The restaurant is expected to open in December 2006. The Company anticipates that it will finance 80% of the equipment and furnishings which are expected to cost approximately $320,000.

        On September 14, 2006, Meritage filed an amended complaint in its lawsuit against O’Charley’s Inc. (the franchisor of its O’Charley’s of Michigan business segment) in the U.S. District Court for the Western District of Michigan (Case No. 1:06-CV-0349).  Meritage is alleging various causes of action including violations of the Michigan Franchise Investment Law, fraud, breach of contract and the implied covenant of good faith and fair dealing.  Meritage is seeking to be made whole including monetary damages and rescission of its development agreement and franchise agreements with O’Charley’s Inc.

        Under its development agreement with O’Charley’s Inc., the Company is required to open a minimum of ten additional restaurants by July 2010; one by October 31, 2006, two in 2007, three each in 2008 and 2009 and one in 2010. The Company estimates that the total cost to open the additional O’Charley’s restaurants will be approximately $28 to $32 million, or approximately $2.8 to $3.2 million per restaurant, with land and site development being the significant variables. In June 2006, the construction of the sixth restaurant was deferred. If the Company does not open the minimum number of franchised restaurants in accordance with the O’Charley’s Development agreement, O’Charley’s Inc. could declare a default, which, if not cured may allow O’Charley’s Inc. to modify or terminate the agreement. In the event the agreement is terminated, there are no quantifiable future monetary obligations to O’Charley’s Inc. other than to reimburse their expenditures related to identified prospective sites that were not developed.

        Considering the lawsuit filed against O’Charley’s Inc. noted above, and considering O’Charley’s Inc.‘s own position that it will not build new stores unless they are accretive to its shareholder value, the Company believes the O’Charley’s development schedule noted above may be further delayed or suspended.

        In March 2006, Michigan passed legislation increasing the state’s minimum wage from $5.15 per hour to $6.95 per hour in October 2006, $7.15 per hour in July 2007 and $7.40 per hour in July 2008. The new minimum wage rates will be reduced by 15% for minor employees (who represent approximately 19% of Meritage’s current workforce). The minimum wage increase is expected to significantly increase labor costs which will adversely impact the Company’s operating results. The Company is implementing initiatives to mitigate or offset this impact.

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

        The Company adopted the provisions of SFAS 123(R) at the beginning of its fiscal year ended November 26, 2006. Under SFAS 123(R), an entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with such cost recognized over the applicable vesting period. On October 25, 2005, the Compensation Committee of the Board of Directors accelerated the vesting of the then outstanding and unvested employee stock options. These options were granted prior to the announcement of revisions to SFAS 123, with the intent that the accounting standards then in place would not undergo material changes. However, the substantial accounting changes required by FAS 123(R) prompted the Company to accelerate the vesting to avoid the negative effect of recognizing compensation expense. Had these vesting periods not been accelerated, in accordance with SFAS 123(R), the Company would have recognized approximately $1,135,000 in cumulative expense spread over the subsequent four years, beginning in fiscal 2006.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Meritage’s debt is in U.S. dollars and approximately 33% of the debt is at variable interest rates. Accordingly, the Company’s earnings are affected by changes in the interest rates on which variable rates are based. If market rates increase by an average of 1%, based on current loan balances, our interest expense over the next year would increase by approximately $64,000. Some of the Company’s variable rate mortgage loans contain provisions that permit the Company to convert to a fixed interest rate at certain periods during the loan term. These provisions allow the Company to limit exposure to interest rate fluctuations. Accordingly, Meritage does not utilize any derivatives to alter interest rate risk.

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

Item 4.    Controls and Procedures.

        As of August 27, 2006, an evaluation was completed under the supervision and with the participation of the Company’s management as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective as of August 27, 2006. There have been no changes to the Company’s internal control over financial reporting identified in connection with the evaluation required by Regulation 13a-15(d) that occurred during fiscal 2006 that has materially affected, or is reasonably likely to materially affect, Meritage’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

        On September 14, 2006, Meritage filed an amended complaint in its lawsuit against O’Charley’s Inc. (the franchisor of its O’Charley’s of Michigan business segment) in the U.S. District Court for the Western District of Michigan (Case No. 1:06-CV-0349). Meritage is alleging various causes of action including violations of the Michigan Franchise Investment Law, fraud, breach of contract and the implied covenant of good faith and fair dealing. Meritage is seeking to be made whole including monetary damages and rescission of its development agreement and franchise agreements with O’Charley’s Inc.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

    (c)        The following table summarizes Meritage’s purchases of its common shares, par value $0.01 per share, for the quarter ending August 27, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Month #1
5/29/06 - 6/25/06	6,400	$4.16	6,400	117,182
Month #2
6/26/06 - 7/23/06	1,800	$4.21	1,800	115,382
Month #3
7/24/06 - 8/27/06	0	$0	0	115,382

Total	8,200	$4.17	8,200

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

Item 6.    Exhibits.

Exhibit No.	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 26, 2006	MERITAGE HOSPITALITY GROUP INC. By /s/ Robert E. Schermer, Jr. Robert E. Schermer, Jr. Chief Executive Officer By /s/ Gary A. Rose Gary A. Rose Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Exhibits filed herewith.